Form 10-Q
period 1996-06-30
IXC COMMUNICATIONS INC
filed 1996-08-16
CIK 1009532

                            IXC COMMUNICATIONS, INC.
                                   FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549

          [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended June 30, 1996

                                       or

          [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

               FOR THE TRANSITION PERIOD FROM _______ TO ________

                         Commission file number 0-20803


                DELAWARE                                         74-2644120
    (STATE OR OTHER JURISDICTION OF                           (I.R.S. EMPLOYER
     INCORPORATION OR ORGANIZATION)                          IDENTIFICATION NO.)

    5000 PLAZA ON THE LAKE, SUITE 200
              AUSTIN, TEXAS                                         78746
(ADDRESS OF PRINCIPAL EXECUTIVE OFFICES)                          (ZIP CODE)

      (REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE)  (512) 328-1112


        Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.   [ ] Yes [X] No

               (Registrant has been public for less than 90 days)

        The number of shares of Common Stock, $.01 par value, outstanding (the only class of common stock of the Company outstanding) was 30,775,308 on July 31, 1996.

                            IXC COMMUNICATIONS, INC.

                          QUARTER ENDED JUNE 30, 1996

                               TABLE OF CONTENTS

                                                                                                           PAGE
                                                                                                           ----
PART I.  FINANCIAL INFORMATION

         Item 1. Financial Statements (Unaudited)

                 Condensed Consolidated Balance Sheets as of June 30, 1996 and December 31, 1995  . . . .    3

                 Condensed Consolidated Statements of Operations for the Three Months and
                 Six Months Ended June 30, 1996 and 1995   . . . . . . . . . . . . . . . . . . . . . . . .   4

                 Condensed Consolidated Statements of Cash Flows for the Six  Months Ended
                 June 30, 1996 and 1995  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .   5

                 Notes to Condensed Consolidated Financial Statements   . . . . . . . . . . . . . . . . . .  6

         Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations  . . 12

PART II. OTHER INFORMATION

         Item 1. Legal Proceedings  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . 16

         Item 2. Changes in Securities  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . 16

         Item 3. Defaults Upon Senior Securities  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . 16

         Item 4. Submission of Matters to a Vote of Security Holders  . . . . . . . . . . . . . . . . . . . 16

         Item 5. Other Information  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . 17

         Item 6. Exhibits and Reports on Form 8-K . . . . . . . . . . . . . . . . . . . . . . . . . . . . . 17

SIGNATURES  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . 17

                  IXC COMMUNICATIONS, INC. AND SUBSIDIARIES

                    CONDENSED CONSOLIDATED BALANCE SHEETS
               (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)


                                                                                    December 31,
                                                                  June 30, 1996        1995
                                                                  -------------     ------------
                                                                   (Unaudited)      (See Note 1)
ASSETS
Current assets:

    Cash and cash equivalents  ................................      $  5,657         $  6,915
    Accounts receivable and other, net of allowance for
       doubtful accounts of $2,231 at June 30, 1996 and
       $1,769 at December 31, 1995  ...........................        21,563            6,319
    Other current assets  .....................................         2,333            2,815
                                                                     --------         --------
         Total current assets  ................................        29,553           16,049
Property and equipment  .......................................       192,738          151,828
Less:  accumulated depreciation  ..............................       (56,495)         (45,429)
                                                                     --------         --------
                                                                      136,243          106,399
Escrow under Senior Notes   ...................................       148,140          198,266
Deferred charges and other assets .............................        22,483           15,761
                                                                     --------         --------
    Total assets  .............................................      $336,419         $336,475
                                                                     ========         ========

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
    Accounts payable and other current liabilities  ...........      $ 29,464         $ 12,350
    Accrued interest  .........................................         9,160            8,748
    Current portion of long-term debt and lease obligations ...         9,025            4,534
                                                                     --------         --------
         Total current liabilities  ...........................        47,649           25,632
Long-term debt and lease obligations, less current portion  ...       298,873          294,260
Other noncurrent liabilities  .................................         6,805            9,725

Stockholders' equity (deficit):

    Preferred stock, 3,000,000 shares authorized:
         10% Junior Series 3 cumulative preferred stock, $.01
         par value; 12,550 shares issued and outstanding
         (aggregate liquidation preference of $18,186 at June
         30, 1996 and $17,754 at December 31, 1995)  .........             13               13


    Common stock, $.01 par value; 100,000,000 shares
    authorized; 24,335,255 shares issued and outstanding  ....            243              243

    Additional paid-in capital  ..............................         29,430           29,430

    Accumulated deficit  .....................................        (46,594)         (22,828)
                                                                     --------         --------
    Total stockholders' equity (deficit)  ....................        (16,908)           6,858
                                                                     --------         --------
    Total liabilities and stockholders' equity (deficit) .....       $336,419         $336,475
                                                                     ========         ========

                            See accompanying notes.

                  IXC COMMUNICATIONS, INC. AND SUBSIDIARIES

               CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
               (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
                                 (UNAUDITED)



                                                                     Three months ended June 30,         Six months ended June 30,
                                                                     ---------------------------         -------------------------
                                                                          1996          1995                 1996         1995
                                                                     ------------  -------------         ----------   ------------
Net operating revenues:
   Private line....................................................    $   24,003   $   22,721           $   46,631   $   44,487
   Switched long distance..........................................        19,004           --               22,626           --
                                                                       ----------   ----------           ----------   ----------
      Net operating revenues.......................................        43,007       22,721               69,257       44,487

Operating expenses:
   Cost of communications services.................................        31,643        8,210               47,243       16,385
   Operations and administration...................................        10,786        6,987               21,203       13,243
   Depreciation and amortization...................................         6,644        3,995               12,654        7,614
                                                                       ----------   ----------           ----------   ----------
                                                                           (6,066)       3,529              (11,843)       7,245

Interest income....................................................           127           96                  253          207
Interest income on escrow under Senior Notes.......................         2,080           --                4,637           --
Interest expense...................................................        (9,490)      (1,602)             (19,360)      (3,475)
Equity in net income (loss) of unconsolidated subsidiaries.........            (9)          13                  (14)           9
                                                                       ----------   ----------           ----------   ----------
Income (loss) before (provision) benefit for income taxes and
   minority interest...............................................       (13,358)       2,036              (26,327)       3,986
Benefit (provision) for income taxes...............................         1,402       (1,124)               2,765       (2,090)
Minority interest..................................................          (111)         590                 (204)         873
                                                                       ----------   ----------           ----------   ----------
Income (loss) before extraordinary items...........................       (12,067)       1,502              (23,766)       2,769
Extraordinary items:
   Extraordinary loss on early extinguishment of debt, less
   benefit for income taxes of $671................................            --       (1,006)                  --       (1,006)
                                                                       ----------   ----------           ----------   ----------
Net income (loss)..................................................    $  (12,067)  $      496           $  (23,766)  $    1,763
Dividends applicable to preferred stock............................          (432)        (481)                (865)        (960)
                                                                       ----------   ----------           ----------   ----------
Net income (loss) applicable to common stockholders................    $  (12,499)  $       15           $  (24,631)  $      803
                                                                       ==========   ==========           ==========   ==========
Net income (loss) per common share:
   Before extraordinary loss.......................................    $    (0.50)  $     0.04           $    (0.99)  $     0.07
Extraordinary loss.................................................            --        (0.04)                --          (0.04)
                                                                       ----------   ----------           ----------   ----------
Net income (loss)..................................................    $    (0.50)  $       --           $    (0.99)  $     0.03
                                                                       ==========   ==========           ==========   ==========
Weighted average of common shares  ................................        25,011       25,215               25,011       25,209

   Before extraordinary item as adjusted (See Note 2) .............    $    (0.40)  $     0.03           $    (0.78)  $     0.06
   Extraordinary item as adjusted..................................            --        (0.03)                  --        (0.03)
                                                                       ----------   ----------           ----------   ----------
    Net income (loss) as adjusted..................................    $    (0.40)  $       --           $    (0.78)  $     0.03
                                                                       ==========   ==========           ==========   ==========
Weighted average common shares as adjusted (See Note 2) ...........        31,451       31,655               31,451       31,649
                                                                       ==========   ==========           ==========   ==========

                            See accompanying notes.

                   IXC COMMUNICATIONS, INC. AND SUBSIDIARIES

                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (DOLLARS IN THOUSANDS)
                                  (UNAUDITED)


                                                                     For the six months ended
                                                                              June 30,
                                                                     ------------------------
                                                                        1996         1995
                                                                     ----------   -----------
Net cash provided by operating activities...........................  $    812     $  9,925

Investing activities
   Release of funds from escrow under Senior Notes..................    36,525           --
   Purchase of property and equipment...............................   (32,783)      (8,998)
                                                                      --------     --------
   Net cash provided by (used in) investing activities..............     3,742       (8,998)

Financing activities
   Proceeds from long-term debt.....................................        --       15,087
   Principal payments on long-term debt and lease obligations.......    (5,137)     (18,210)
   Capital contribution in subsidiary by minority shareholders......        --        2,572
   Payment of debt issue costs......................................      (675)          --
                                                                      --------     --------
   Net cash used in financing activities............................    (5,812)        (551)
                                                                      --------     --------
Net increase (decrease) in cash and cash equivalents................    (1,258)         376
Cash and cash equivalents at beginning of period....................     6,915        6,048
                                                                      --------     --------
Cash and cash equivalents at end of period..........................  $  5,657     $  6,424
                                                                      ========     ========
Supplemental disclosure of cash flow information
Cash paid (received) for:

Interest............................................................  $ 18,713     $  1,708
                                                                      ========     ========
Income taxes........................................................  $   (884)    $    630
                                                                      ========     ========




                            See accompanying notes.

                   IXC COMMUNICATIONS, INC. AND SUBSIDIARIES

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  (UNAUDITED)

1.   BASIS OF PRESENTATION AND SIGNIFICANT ACCOUNTING POLICIES

     The accompanying unaudited Condensed Consolidated Financial Statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation for the periods indicated have been included. Operating results for the three and six month periods ended June 30, 1996 are not necessarily indicative of the results that may be expected for the year ended December 31, 1996. The Balance Sheet at December 31, 1995 has been derived from the audited financial statements at that date, but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. The accompanying financial statements should be read in conjunction with the audited consolidated financial statements (including the notes thereto) for the year ended December 31, 1995.

     As of January 1, 1996, the Company adopted FASB Statement No. 121, Accounting for Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of. The adoption had no effect on the financial position or results of operations of the Company.

2.   EARNINGS (LOSS) PER COMMON SHARE

     Earnings (loss) per common share is based on the average number of shares of the Company's common stock outstanding during each period. Outstanding options are included in the calculation to the extent they are not antidilutive or qualify for inclusion under the Securities and Exchange Commission Staff Accounting Bulletin Topic 4D. Earnings (loss) per common share as adjusted includes the 6,440,053 shares of the Company's common stock issued in the Public Offering and the Private Placement (each as defined in Note 9 below) as if those shares were outstanding for the entire period presented.

3.   ACQUISITION OF MINORITY INTEREST

     Effective January 1, 1996, IXC Long Distance, Inc. entered into an agreement with Excel Telecommunications, Inc. ("Excel") to acquire its minority interest in a joint venture for $6,247,500. The purchase price was paid by the issuance of a non-interest bearing promissory note due in monthly installments over six months. The acquisition was accounted for as a purchase and the operating results of the former joint venture have been included in the consolidated financial statements from the date of acquisition. The purchase price was allocated based on estimated fair values at the date of acquisition. The excess of purchase price over assets acquired was $5,583,000 and is being amortized on a straight-line basis over five years. Pro forma operating results for the six-month period ended June 30, 1995 as if the joint venture had been acquired as of January 1, 1995, are as follows (in thousands, except per share amounts):

                                                           Six months ended
                                                             June 30, 1995
                                                      --------------------------
                                                      Historical       Pro Forma
                                                      ----------       ---------
Net operating revenues                                  $44,487         $44,487

Net income                                              $ 1,763         $   885
Dividends applicable to preferred stock                    (960)           (960)
                                                        -------         -------
Net income applicable to common stockholders                803             (75)
Extraordinary item                                       (1,006)         (1,006)
                                                        -------         -------
Net income applicable to common stockholders
   before extraordinary item                            $ 1,809         $   931
                                                        =======         =======
Net income per common share

Before extraordinary loss                               $  0.07         $  0.04
Extraordinary loss                                        (0.04)          (0.04)
                                                        -------         -------
Net income                                              $  0.03         $  0.00
                                                        =======         =======

                  IXC COMMUNICATIONS, INC. AND SUBSIDIARIES

                                 (UNAUDITED)


4.   INCOME TAXES

     The Company has determined that a valuation allowance should be applied against the net operating loss it expects to incur in 1996. The difference between the tax benefit recorded for the three and six months ended June 30, 1996 and the expected benefit at the federal statutory rate is primarily due to state income taxes and losses incurred which are not being benefited due to uncertainty regarding their realization.

5.   COMMITMENTS AND CONTINGENCIES

     During 1996 the Company has made and will continue to make material commitments related to Phase I of the Fiber Expansion. These commitments are expected to be paid with cash held in an escrow account and the proceeds received from the Company's recent public offering.

     In March 1996, the Company entered into five-year equipment leases for network switching equipment for which the lease obligations had a present value of $7,038,000.

     The Company is involved in various legal proceedings, all of which have arisen in the ordinary course of business and some of which are covered by insurance. In the opinion of the Company's management, none of the claims relating to such proceedings will have a material adverse effect on the financial condition or results of operations of the Company.

6.   STOCK SPLITS

     From January 1, 1996 through June 12, 1996, the Company effected stock splits resulting, in the aggregate, in a 2.4249-for-1 split of the Company's common stock (with fractional shares paid in cash). The Company also increased the number of authorized shares of its common stock to 100,000,000 and the number of authorized shares of its preferred stock to 3,000,000. The accompanying financial statements include the stock splits and the increase in authorized shares, and all prior periods have been retroactively adjusted.

7.   STOCK OPTIONS

     During the quarter ended June 30, 1996, the Company did not grant any stock options. At June 30, 1996 stock options covering 1,047,800 shares of common stock were outstanding.

8.   FINANCIAL INFORMATION FOR SUBSIDIARY GUARANTORS AND NON-GUARANTOR
     SUBSIDIARIES

     The Company conducts a significant portion of its business through subsidiaries. The Senior Notes (as defined in Note 9 below) are unconditionally guaranteed, jointly and severally, by the "Subsidiary Guarantors" consisting of all of the Company's wholly owned direct and indirect subsidiaries except for Switched Services Communications, L.L.C., and Summer Street Communications, Inc. The obligations of each Subsidiary Guarantor are limited to the minimum extent necessary to prevent the guarantee from violating or becoming voidable under applicable law relating to fraudulent conveyance or fraudulent transfer or similar laws affecting the rights of creditors generally. The Company's subsidiaries that were not wholly owned at the time the Senior Notes were issued, do not guarantee the Senior Notes (the "Non-Guarantor Subsidiaries"). The claims of creditors of Non-Guarantor Subsidiaries have priority over the rights of the Company to receive dividends or distributions from such subsidiaries.

     The equity method has been used by the Company and the Subsidiary Guarantors with respect to investments in Non-Guarantor Subsidiaries. Separate financial statements for the Subsidiary Guarantors are not presented based on management's determination that they do not provide additional information that is material to investors. Presented below is condensed consolidating financial information for the Company, the Subsidiary Guarantors and the Non-Guarantor Subsidiaries as of and for the six months ended June 30, 1996.

                   IXC COMMUNICATIONS, INC. AND SUBSIDIARIES

                                  (UNAUDITED)

8. FINANCIAL INFORMATION FOR SUBSIDIARY GUARANTORS AND NON-GUARANTOR SUBSIDIARIES (CONTINUED)

                     CONDENSED CONSOLIDATING BALANCE SHEET


                                                                                        June 30, 1996
                                                               -----------------------------------------------------------------
                                                                            Subsidiary  Non-Guarantor
                                                                 IXC        Guarantors   Subsidiaries  Eliminations  Consolidated
                                                               --------     ----------   ------------  ------------  ------------
                                                                                    (Dollars in thousands)
Current assets:
  Cash and cash equivalent...................................  $     96      $  2,155      $   492      $   2,914       $  5,657
  Accounts receivable and other, net.........................       111        12,895       15,516         (6,959)        21,563
  Other current assets.......................................       853         4,494          319         (3,333)         2,333
                                                               --------      --------      -------      ---------       --------
Total current assets.........................................     1,060        19,544       16,327         (7,378)        29,553
Property and equipment, net..................................         3        98,326       38,192           (278)       136.243
Escrow under Senior Notes....................................   148,140          --           --             --          148,140
Due from affiliate...........................................   118,331        18,377         --         (136,708)          --
Deferred charges and other assets............................     3,494        13,851       10,317         (5,179)        22,483
                                                               --------      --------      -------      ---------       --------
Total assets.................................................  $271,028      $150,098      $64,836      $(149,543)      $336,419
                                                               ========      ========      =======      =========       ========
Current liabilities:
  Accounts payable, accrued interest and other
    current liabilities......................................  $  9,673      $ 18,961      $14,610        ($4,620)      $ 38,624
  Due to affiliate...........................................       334            82          260           (676)          --
  Current portion of long-term debt and lease obligations....      --           4,932        5,994         (1,901)         9,025
                                                               --------      --------      -------      ---------       --------
Total current liabilities....................................    10,007        23,975       20,864         (7,197)        47,649
Long-term debt and lease obligations, less current
  portion....................................................   277,438         3,176       24,143         (5,884)       298,873
Other noncurrent liabilities.................................      --         132,385       19,098       (144,678)         6,805

Stockholders' equity (deficit):
  Preferred stock............................................        13          --          2,584         (2,584)            13
  Common stock...............................................       243             3            1             (4)           243
  Additional paid-in capital.................................    29,430        30,052       23,749        (53,801)        29,430
  Accumulated deficit........................................   (46,103)      (39,493)     (25,603)        64,605        (46,594)
                                                               --------      --------      -------      ---------       --------
Total stockholders' equity (deficit).........................   (16,417)       (9,438)         731          8,216        (16,908)
                                                               --------      --------      -------      ---------       --------

    Total liabilities and stockholders' equity (deficit).....  $271,028      $150,098      $64,836      $(149,543)      $336,419
                                                               ========      ========      =======      =========       ========

                   IXC COMMUNICATIONS, INC. AND SUBSIDIARIES

                                 (UNAUDITED)


8. FINANCIAL INFORMATION FOR SUBSIDIARY GUARANTORS AND NON-GUARANTORS SUBSIDIARIES (CONTINUED)


               CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS


                                                                     For the six months ended June 30, 1996
                                              -------------------------------------------------------------------------------------
                                                               Subsidiary       Non-Guarantor
                                                IXC            Guarantors        Subsidiaries       Eliminations       Consolidated
                                              --------         ----------      ---------------      ------------       ------------
                                                                            (Dollars in thousands)
Net operating revenue:
  Private line  ............................  $      -          $ 51,804           $  6,143            $(11,316)           $46,631
  Switched long distance  ..................         -             7,898             19,517              (4,789)            22,626
                                              --------          --------           --------            --------           --------
     Net operating revenues  ...............         -            59,702             25,660             (16,105)            69,257

Operating expenses:
  Cost of communications services ..........         -            32,905             29,770             (15,432)            47,243
  Operations and administration  ...........     1,550            16,643              3,406                (396)            21,203
  Depreciation and amortization  ...........        29             7,975              4,762                (112)            12,654
                                              --------          --------           --------             -------           --------
                                                (1,579)            2,179            (12,278)               (165)           (11,843)

Interest income  ...........................     5,580               961                 52              (6,340)               253
Interest income on escrow under Senior Notes     4,637                 -                  -                   -              4,637
Interest expense  ..........................   (19,249)           (4,736)            (1,715)              6,340            (19,360)
Equity in net income (loss) of
  unconsolidated subsidiaries  .............   (14,087)          (14,319)                 -              28,392                (14)
                                              --------          --------           --------            --------           --------

Income (loss) before (provision) benefit for
  income taxes and minority interest  ......   (24,698)          (15,915)           (13,941)             28,227            (26,327)
  Benefit (provision) for income taxes  ....     1,133             1,792               (160)                  -              2,765
Minority interest  .........................         -                 -                  -                (204)              (204)
                                              --------          --------           --------             -------           --------
Net loss  ..................................  $(23,565)         $(14,123)          $(14,101)            $28,023           $(23,766)
                                              ========          ========           ========             =======           ========

                  IXC COMMUNICATIONS, INC. AND SUBSIDIARIES

                                 (UNAUDITED)


8. FINANCIAL INFORMATION FOR SUBSIDIARY GUARANTORS AND NON-GUARANTOR SUBSIDIARIES (CONTINUED)

                CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS

                                                                     For the six months ended June 30, 1996
                                                        -------------------------------------------------------------------
                                                                   Subsidiary   Non-Guarantor
                                                           IXC     Guarantors   Subsidiaries    Eliminations   Consolidated
                                                        --------   ----------   -------------   ------------   ------------
                                                                             (Dollars in thousands)
Net cash provided by (used in) operating activities ..  $  4,781   $ 10,300     $(11,893)       $(2,376)       $    812
Investing activities
  Proceeds from note receivable ......................       --         772          --            (772)            --
  Release of funds from escrow under Senior Notes ....    36,525        --           --             --           36,525
  Purchase of property and equipment .................        (3)   (28,033)      (4,747)           --          (32,783)
                                                        --------   --------     --------        -------        --------
Net cash provided by (used in) investing
  activities .........................................    36,522    (27,261)      (4,747)          (772)          3,742
Financing activities
Payments from (advances to) affiliates, net              (41,950)    24,150       17,800            --              --
Principal payments on long-term debt and lease
  obligations ........................................       --      (8,366)      (2,410)         5,639          (5,137)
Payment of debt issue costs ..........................      (675)       --           --             --             (675)
                                                        --------   --------     --------        -------        --------
Net cash provided by (used in) financing
  activities .........................................   (42,625)    15,784       15,390          5,639          (5,812)
Net decrease in cash and cash equivalents ............    (1,322)    (1,177)      (1,250)         2,491          (1,258)
Cash and cash equivalents at beginning of
  period .............................................     1,418      3,332        1,742            423           6,915
                                                        --------   --------     --------        -------        --------
Cash and cash equivalents at end of period ...........  $     96   $  2,155     $    492        $ 2,914        $  5,657
                                                        ========   ========     ========        =======        ========

                  IXC COMMUNICATIONS, INC. AND SUBSIDIARIES

                                 (UNAUDITED)


9.   SUBSEQUENT EVENTS

     On July 2, 1996, the Company sold 5,600,000 shares of its common stock in a public offering (the "Public Offering") resulting in net proceeds (before expenses) of $83,328,000. Concurrently with the closing of the Public Offering, the Company sold to an affiliate in a private placement 840,053 shares of restricted common stock resulting in net proceeds of $12,500,000 (the "Private Placement").

     On August 2, 1996, the Company completed an exchange offering of $263.9 million aggregate principal amount of 12 1/2% Series B Senior Notes due 2005 for a like principal amount of 12-1/2% Series A Senior Notes due 2005 (collectively, the "Senior Notes"). The exchange offer was registered under the Securities Act of 1933, as amended.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

THREE AND SIX MONTHS ENDED JUNE 30, 1996 COMPARED WITH THE THREE AND SIX MONTHS ENDED JUNE 30, 1995


     Net operating revenues for the three months ended June 30, 1996 increased 89.4% to $43.0 million from $22.7 million for the three months ended June 30, 1995, and for the six months ended June 30, 1996 increased 55.7% to $69.3 million from $44.5 million for the six months ended June 30, 1995. The increase is primarily a result of the continuing implementation of the Company's switched long distance business (particularly for Excel). Billable minutes of use were 200 million and 234 million for the three and six months ended June 30, 1996, respectively. Switched long distance services revenues were $19.0 million and $22.6 million for the three and six months ended June 30, 1996, respectively. (The Company did not have any billable minutes of use during the six months ended June 30, 1995.) The Company's private-line business for the three months ended June 30, 1996 increased 5.7% to $24.0 million from $22.7 million for the three months ended June 30,1995 and for the six months ended June 30, 1996 increased 4.7% to $46.6 million from $44.5 million for the six months ended June 30, 1995.

     Cost of communication services consists principally of access charges paid to Local Exchange Carriers ("LECs") and transmission lease payments to, and exchanges with, other carriers. Cost of communication services for the three months ended June 30, 1996 increased 285.4% to $31.6 million from $8.2 million for the three months ended June 30, 1995 and for the six months ended June 30, 1996 increased 187.8% to $47.2 million from $16.4 million for the six months ended June 30, 1995. The increase is primarily a result of the addition of private-line leases supporting the switched long distance business, overflow charges paid to other carriers and access charges paid to LECs in connection with the switched long distance business. The Company did not incur these expenses for the switched long distance business during the first half of 1995. The Company has historically had a relatively low cost of communications services as a percentage of revenues because substantially all its revenues were derived from the sale of private-line services, generally made at a relatively low cost over its own network. The Company expects that, in the event it achieves increases in private-line revenues, its cost of communications services as a percentage of such revenues will increase (at least until Phase I of the ongoing network expansion (the "Fiber Expansion") is complete) because additional leases (or exchanges) of capacity from other carriers at a relatively high cost will be required to support new business. The cost of communications services as a percentage of revenues in the switched long distance business is substantially greater than that in the private-line business due to the relatively high cost of LEC access charges and leases for private lines supporting the switched network. Accordingly, increases in switched long distance revenues will further increase the Company's cost of communications services as a percentage of revenues.

     Operations and administration expenses for the three months ended June 30, 1996 increased 54.3% to $10.8 million from $7.0 million for the three months ended June 30, 1995 and for the six months ended June 30, 1996 increased 60.6% to $21.2 million from $13.2 million for the six months ended June 30, 1995.
This increase is primarily the result of operating expenses associated with the Company's switched network. The Company anticipates that as it implements the Fiber Expansion and expands its switched service business, operations and administration expenses will continue to increase but decline as a percentage of revenue.

     Depreciation and amortization for the three months ended June 30, 1996 increased 65.0% to $6.6 million from $4.0 million for the three months ended June 30, 1995 and for the six months ended June 30, 1996 increased 67.1% to $12.7 million from $7.6 million for the six months ended June 30, 1995. The increase is primarily the result of depreciation related to capital expenditures associated with the Company's expansion and improvement of its switched network. Depreciation and amortization will increase in subsequent periods, as the Company's investment in the Fiber Expansion is increased.

     Interest income for the three months ended June 30, 1996 increased to $2.2 million from $.1 million for the three months ended June 30, 1995 and to $4.9 million for the six months ended June 30, 1996 from $.2 million for the six months ended June 30, 1995. The increase is primarily related to interest earned on the investment of the proceeds from the sale of the Senior Notes.

     Interest expense for the three months ended June 30, 1996 increased to $9.5 million from $1.6 million for the three months ended June 30, 1995 and to $19.4 million for the six months ended June 30, 1996 from $3.5 million for the six months ended June 30, 1995. The increase is primarily the result of interest expense attributable to the Senior Notes, which were issued during the fourth quarter of 1995.

     Income taxes for the three months ended June 30, 1996 resulted in a $1.4 million tax benefit as opposed to a provision for income taxes of $1.1 million for the three months ended June 30, 1995 and a $2.8 million tax benefit for the six months ended June 30, 1996 as opposed to a provision for income taxes of $2.1 million for six months ended June 30, 1995. The difference between the tax benefits recorded for the three and six months ended June 30, 1996 and the expected benefit at the federal statutory rate is primarily due to state income taxes and losses incurred which are not being benefited due to uncertainty regarding their realization.

     The Company experienced a net loss of $12.1 million for the three months ended June 30, 1996 as opposed to a net income of $.5 million for the three months ended June 30, 1995 and a net loss of $23.8 million in the six months ended June 30, 1996 as opposed to a net income of $1.8 million for the six months ended June 30, 1995, as a result of the factors discussed above.

LIQUIDITY AND CAPITAL RESOURCES

     On July 2, 1996, the Company sold 5,600,000 shares of its common stock in a public offering (the "Public Offering") resulting in net proceeds (before expenses) of $83,328,000, which is expected to be used to fund Phase I of the Fiber Expansion and for general corporate purposes. Concurrent with the closing of the Public Offering, the Company closed a private placement of 840,053 shares of restricted common stock with Trustees of General Electric Pension Trust (the "Private Placement") resulting in net proceeds of $12,500,000.

     The Company's operations have historically provided positive cash flow (even in years of net losses, as in 1993 and 1995), which to date has provided adequate liquidity to meet the Company's operational needs. However, for 1995 and the six months ended June 30, 1996, the Company's net income before depreciation, amortization, interest expense, income taxes and extraordinary items ("EBITDA") minus interest expense and capital expenditures (adjusted for the change in working capital deficit) was negative $4.8 million and negative $55.2 million, respectively. The Company had $142.7 million of the net proceeds received from the sale of the Senior Notes in an escrow account at July 31, 1996 to be used at the Company's discretion for the Fiber Expansion, debt service of the Senior Notes and other capital expenditures. In addition, the Company had approximately $94.0 million in cash at July 31, 1996.

     Cash provided by operating activities for the six-month period ended June 30, 1996 decreased 91.9% to $0.8 million from $9.9 million for the six-month period ended June 30, 1995, primarily as a result of start-up and operational expenses associated with the Company's development of its switched services business in advance of related revenue. In order to offer switched services, the Company set up the infrastructure for its switched long distance business by installing switches, connecting them to its network and to the LECs, leasing related long-haul circuits, acquiring software, hiring personnel and entering into contracts with customers, which caused the Company's switched long distance business to incur negative cash flow in 1995 and for the six-month period ended June 30, 1996. The Company anticipates that its switched long distance business will incur negative cash flow until the Company's customers route sufficient traffic over the network to cover the costs of its operation, which the Company does not expect to occur before the end of 1996. A discussion of important factors which could affect the Company's ability to achieve positive cash flow in its switched long distance business is set forth below.

     Cash provided by investing activities increased to $3.7 million for the six-month period ended June 30, 1996 from cash used of $9.0 million for the six-month period ended June 30, 1995. The Company's total capital expenditures were $23.7 million for 1995 and $32.8 million for the six-month period ended June 30, 1996. The Company anticipates making additional capital expenditures for the remaining two quarters of 1996 of approximately $184 million (including capital expenditures relating to the Fiber Expansion). The Company expects to make such capital expenditures with the proceeds of the Public Offering together with a portion of the cash held in an escrow account ($142.7 million at July 31, 1996), cash generated by the private-line business and vendor financing which the Company may seek. The Company will also make additional capital expenditures for various improvements and upgrades, such as adding capacity to its switches and adding new switches, as demand warrants.

     The Company anticipates that Phase I of the Fiber Expansion will require estimated cash expenditures subsequent to July 31, 1996 of $199.6 million. The Company anticipates meeting the construction costs for Phase I of the Fiber Expansion (net of certain cost-saving arrangements) by utilizing all the funds remaining from the Senior Notes being held in an escrow account (after reserving certain funds to cover a portion of the interest payments in 1996 and
1997) and the proceeds of the Public Offering.

     The Company is required to make interest payments in the amount of $35.6 million on the Senior Notes each year. EBITDA is currently insufficient to cover the Company's debt service requirements under the Senior Notes. The Company currently anticipates, but no assurance can be given, that a portion of such payments during 1996 and 1997 will be made from funds held in the escrow account and the balance of such payments will be made from operating cash flow. In addition, at June 30, 1996, there were approximately $5.6 million of accrued and unpaid dividends on the Series 3 Preferred Stock. Such dividends cumulate at an annual rate of 10% (based on the liquidation preferences) plus interest.

     The forward-looking statements set forth above with respect to the cost of Phase I of the Fiber Expansion, the Company's ability to meet such costs, the amount of the Company's cash requirements in 1996, the Company's ability to generate positive cash flows in its switched long distance business and the Company's ability to service its debt are based on certain assumptions as to future events. Important factors that could adversely affect the Company's ability to achieve the results discussed above include: cost overruns, a failure by the Company's contractors or partners in cost-saving arrangements to perform their obligations, a failure to obtain rights-of-way on a timely, cost-effective basis, a failure to substantially complete the backbone of Phase I on schedule in the first quarter of 1997, or an inability to generate significant levels of MOUs or successfully provide switched long distance services on a cost-effective basis (including the provision of billing information in an accurate and timely manner) for volumes that the Company has not previously handled.

     The Company is also required to make minimum annual lease payments for facilities, equipment and transmission capacity used on its operations. In 1996, the Company is required to make payments of approximately $4.4 million on capital leases and $10.6 million on operating leases. The Company expects to incur additional operating lease costs in connection with obtaining rights of way for the Fiber Expansion.

     The Company is proceeding with the initial development and implementation of a business plan for the Mexican license obtained by a company in which it has an indirect minority interest, Marca-Tel S.A de C.V. ("Marca-Tel"). If implemented, the development of the Marca-Tel business will require significant amounts of cash. Although the Company cannot accurately predict its share of the amount of cash that would be needed to pursue this opportunity, it estimates that at least $30.0 million (and possibly significantly more) would be required by Marca-Tel during 1996-1997. The $12.5 million proceeds of the Private Placement will be available, if the Company so elects, to pursue the opportunity in Mexico. The Company anticipates that the costs of pursuing such opportunity, if they can be met at all, will be met through some combination of the following: (i) offerings of debt or equity securities of the Mexican joint venture; (ii) other incurrences of debt by the Mexican joint venture; (iii) joint venture arrangements with third parties; (iv) vendor financing of equipment purchases; and (v) further equity offerings or, subject to the restrictions imposed by the indenture for the Senior Notes, debt incurrences by the Company or from working capital.

                          PART II.  OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

     Not applicable.

ITEM 2.  CHANGES IN SECURITIES

     Not Applicable.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

     Not applicable.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     In June 1996, the holders of a majority of each class of stock of the Company executed majority written consents approving the following matters:

         a. The election of the following men to serve as directors until the next annual meeting of stockholders or until such time as their successors are duly elected and qualified:

                          Ralph J. Swett
                          Richard D. Irwin
                          Wolfe (Bill) Bragin
                          Carl W. McKinzie
                          Joe C. Culp
                          Phillip L. Williams

         b. The designation of Mr. Irwin as the member of the Board of Directors elected by the holders of the Series 3 Preferred Stock.

         c. Amendments to the Company's Restated Certificate of Incorporation which: (i) increased the authorized number of shares of Common Stock to 100,000,000 shares; (ii) increased the authorized number of shares of preferred stock to 3,000,000 shares; and (iii) effected stock splits resulting, in the aggregate, in a 2.4249-for-one stock split of the outstanding shares of Common Stock.

         d. The Company's 1996 Stock Plan, the Company's Amended and Restated 1994 Stock Plan and the Company's Outside Directors' Phantom Stock Plan.

ITEM 5.  OTHER INFORMATION

     On July 9, 1996 the Company completed an initial public offering of 5,600,000 shares of its common stock, par value $.01 (the "Common Stock") at an offering price of $16.00 per share for net proceeds (before expenses) of approximately $83.3 million.

     On April 1, 1996, the Company and various of the subsidiaries filed a Registration Statement on Form S-4 with the Commission relating to the offer (the "Exchange Offer") by the Company to exchange its 12 1/2% Series A Senior Notes due 2005 ("Series A Notes") for 12 1/2% Series B Senior Notes due 2005 ("Series B Notes") which was declared effective by the Commission on July 5, 1996. On August 2, 1996 the Company consummated the Exchange Offer. Approximately 93% of the Series A Notes were tendered prior to the expiration of the Exchange Offer.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

     (a) Exhibits

         11.1    Statement re:  computation of earnings per share.
         27      Financial data schedule.

     (b) Reports on Form 8-K.

         None.

                                   SIGNATURE

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Austin, State of Texas, on August 15, 1996.

                                       IXC Communications, Inc.,
                                       a Delaware corporation



                                       By: /s/ JOHN J. WILLINGHAM
                                           -------------------------------------
                                           John J. Willingham
                                           Senior Vice President,
                                           Chief Financial Officer and Secretary
                                           (Duly Authorized Officer and
                                           Principal Financial Officer)