Form 10-Q
period 1996-09-30
IXC COMMUNICATIONS INC
filed 1996-11-14
CIK 1009532

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                            ------------------------

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                            ------------------------

                                   FORM 10-Q
                            ------------------------
     [X]   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                        THE SECURITIES EXCHANGE ACT OF 1934
               FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 1996
                                       OR

     [  ]   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                        THE SECURITIES EXCHANGE ACT OF 1934

           FOR THE TRANSITION PERIOD FROM             TO
                         COMMISSION FILE NUMBER 0-20803

                            ------------------------

                            IXC COMMUNICATIONS, INC.
                            ------------------------

                   DELAWARE                                     74-2644120
       (STATE OR OTHER JURISDICTION OF                        (IRS EMPLOYER
        INCORPORATION OR ORGANIZATION)                     IDENTIFICATION NO.)
      5000 PLAZA ON THE LAKE, SUITE 200
                AUSTIN, TEXAS                                     78746
   (ADDRESS OF PRINCIPAL EXECUTIVE OFFICES)                     (ZIP CODE)

      (REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE) (512) 328-1112

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

     The number of shares of Common Stock, $.01 par value, outstanding (the only class of common stock of the Company outstanding) was 30,795,010 on November 6, 1996.

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                   IXC COMMUNICATIONS, INC. AND SUBSIDIARIES

                        QUARTER ENDED SEPTEMBER 30, 1996

                               TABLE OF CONTENTS

                                                                                           PAGE
                                                                                           ----
PART I.    FINANCIAL INFORMATION
           Item 1.   Financial Statements (Unaudited)
                     Condensed Consolidated Balance Sheets as of September 30, 1996 and
                     December 31, 1995...................................................    3
                     Condensed Consolidated Statements of Operations for the Three Months
                     and Nine Months Ended September 30, 1996 and 1995...................    4
                     Condensed Consolidated Statements of Cash Flows for the Nine Months
                     Ended September 30, 1996 and 1995...................................    5
                     Notes to Condensed Consolidated Financial Statements................    6
           Item 2.   Management's Discussion and Analysis of Financial Condition and
                     Results of Operations...............................................   12
PART II.   OTHER INFORMATION
           Item 1.   Legal Proceedings...................................................   16
           Item 2.   Changes in Securities...............................................   16
           Item 3.   Defaults Upon Senior Securities.....................................   16
           Item 4.   Submission of Matters to a Vote of Security Holders.................   16
           Item 5.   Other Information...................................................   16
           Item 6.   Exhibits and Reports on Form 8-K....................................   16
SIGNATURES...............................................................................   17
EXHIBIT 11.1.............................................................................   18

                   IXC COMMUNICATIONS, INC. AND SUBSIDIARIES

                     CONDENSED CONSOLIDATED BALANCE SHEETS
           (DOLLARS IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)



                                                                     SEPTEMBER 30,     DECEMBER 31,
                                                                         1996              1995
                                                                     -------------     ------------
                                                                      (UNAUDITED)      (SEE NOTE 1)
ASSETS
Current assets:
  Cash and cash equivalents........................................    $  89,944         $  6,915
  Accounts receivable and other, net of allowance for doubtful accounts of $3,588 at September 30, 1996 and $1,769 at
     December 31, 1995.............................................       32,867            6,319
  Other current assets.............................................        3,114            2,815
                                                                        --------         --------
          Total current assets.....................................      125,925           16,049
Property and equipment.............................................      234,418          151,828
Less: accumulated depreciation.....................................      (62,887)         (45,429)
                                                                        --------         --------
                                                                         171,531          106,399
Escrow under Senior Notes..........................................      116,268          198,266
Deferred charges and other assets..................................       24,581           15,761
                                                                        --------         --------
          Total assets.............................................    $ 438,305         $336,475
                                                                        ========         ========
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Accounts payable and other current liabilities...................    $  41,915         $ 12,350
  Accrued interest.................................................       18,344            8,748
  Current portion of long-term debt and lease obligations..........        6,907            4,534
                                                                        --------         --------
          Total current liabilities................................       67,166           25,632
Long-term debt and lease obligations, less current portion.........      295,124          294,260
Other noncurrent liabilities.......................................        4,382            9,725
Stockholders' equity:
  Preferred stock, 3,000,000 shares authorized:
     10% Junior Series 3 cumulative preferred stock, $.01 par
      value; 12,550 shares issued and outstanding (aggregate
      liquidation preference of $18,622 at September 30, 1996).....           13               13
  Common stock, $.01 par value; 100,000,000 shares authorized;
     30,775,308 shares issued and outstanding at September 30, 1996
     and 24,335,255 at December 31, 1995...........................          308              243
Additional paid-in capital.........................................      123,530           29,430
Accumulated deficit................................................      (52,218)         (22,828)
                                                                        --------         --------
          Total stockholders' equity...............................       71,633            6,858
                                                                        --------         --------
          Total liabilities and stockholders' equity...............    $ 438,305         $336,475
                                                                        ========         ========

                            See accompanying notes.

                   IXC COMMUNICATIONS, INC. AND SUBSIDIARIES

                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
     (DOLLARS AND NUMBER OF SHARES IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
                                  (UNAUDITED)

                                                        THREE MONTHS             NINE MONTHS
                                                     ENDED SEPTEMBER 30,     ENDED SEPTEMBER 30,
                                                     -------------------     --------------------
                                                      1996        1995         1996        1995
                                                     -------     -------     --------     -------
Net operating revenues:
  Private line.....................................  $25,766     $22,772     $ 72,397     $67,259
  Switched long distance...........................   35,250          --       57,876          --
                                                     -------     -------      -------     -------
     Net operating revenues........................   61,016      22,772      130,273      67,259
Operating expenses:
  Cost of communications services..................   43,774      10,423       91,017      26,808
  Operations and administration....................   12,083       8,604       33,286      21,847
  Depreciation and amortization....................    7,280       4,645       19,934      12,259
                                                     -------     -------      -------     -------
                                                      (2,121)       (900)     (13,964)      6,345
Interest income....................................    1,220         104        1,473         311
Interest income on escrow under Senior Notes.......    1,804          --        6,441          --
Interest expense...................................   (9,298)     (1,635)     (28,658)     (5,110)
Equity in net income (loss) of unconsolidated
  subsidiaries.....................................      (10)         35          (24)         44
                                                     -------     -------      -------     -------
Income (loss) before (provision) benefit for income
  taxes and minority interest......................   (8,405)     (2,396)     (34,732)      1,590
Benefit (provision) for income taxes...............    2,934          89        5,699      (2,001)
Minority interest..................................     (153)      2,000         (357)      2,873
                                                     -------     -------      -------     -------
Income (loss) before extraordinary items...........   (5,624)       (307)     (29,390)      2,462
Extraordinary items:
  Extraordinary loss on early extinguishment of
     debt, less benefit for income taxes of $671...       --          --           --      (1,006)
                                                     -------     -------      -------     -------
Net income (loss)..................................  $(5,624)    $  (307)    $(29,390)    $ 1,456
Dividends applicable to preferred stock............     (437)       (465)      (1,302)     (1,425)
                                                     -------     -------      -------     -------
Net income (loss) applicable to common
  stockholders.....................................  $(6,061)    $  (772)    $(30,692)    $    31
                                                     -------     -------      -------     -------
Net income (loss) per common share:
  Before extraordinary loss........................  $ (0.19)    $ (0.03)    $  (1.13)    $  0.04
  Extraordinary loss...............................     0.00        0.00         0.00       (0.04)
                                                     -------     -------      -------     -------
     Net income (loss).............................  $ (0.19)    $ (0.03)    $  (1.13)    $  0.00
                                                     =======     =======      =======     =======
Weighted average common shares.....................   31,311      25,011       27,126      25,141
                                                     =======     =======      =======     =======

                            See accompanying notes.

                   IXC COMMUNICATIONS, INC. AND SUBSIDIARIES

                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (DOLLARS IN THOUSANDS)
                                  (UNAUDITED)

                                                                                FOR THE
                                                                           NINE MONTHS ENDED
                                                                             SEPTEMBER 30,
                                                                         ---------------------
                                                                           1996         1995
                                                                         --------     --------
Net cash provided by operating activities..............................  $  7,007     $ 14,365
Investing activities
  Release of funds from escrow under Senior Notes......................    70,125           --
  Purchase of property and equipment...................................   (73,259)     (17,523)
                                                                          -------      -------
  Net cash (used in) investing activities..............................    (3,134)     (17,523)
Financing activities
  Proceeds from long-term debt.........................................        --       18,342
  Principal payments on long-term debt and lease obligations...........   (11,585)     (22,505)
  Net proceeds from issuance of common stock -- initial public
     offering..........................................................    81,515           --
  Proceeds from issuance of common stock -- private placement..........    12,500           --
  Capital contributions in subsidiary by minority shareholders.........        --        6,002
  Capital contribution to unconsolidated subsidiary....................    (1,988)
  Payment of debt issue costs..........................................    (1,286)          --
                                                                          -------      -------
  Net cash provided by financing activities............................    79,156        1,839
                                                                          -------      -------
Net increase (decrease) in cash and cash equivalents...................    83,029       (1,319)
Cash and cash equivalents at beginning of period.......................     6,915        6,048
                                                                          -------      -------
Cash and cash equivalents at end of period.............................  $ 89,944     $  4,729
                                                                          =======      =======
Supplemental disclosure of cash flow information
  Cash paid (received) for:
     Interest..........................................................  $ 19,156     $  2,688
                                                                          =======      =======
     Taxes.............................................................  $   (864)    $  1,213
                                                                          =======      =======

                             See accompanying notes

                   IXC COMMUNICATIONS, INC. AND SUBSIDIARIES

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  (UNAUDITED)

1.  BASIS OF PRESENTATION AND SIGNIFICANT ACCOUNTING POLICIES

     The accompanying unaudited Condensed Consolidated Financial Statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and nine month periods ended September 30, 1996 are not necessarily indicative of the results that may be expected for the year ended December 31, 1996. The Balance Sheet at December 31, 1995 has been derived from the audited financial statements at that date, but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. The accompanying financial statements should be read in conjunction with the audited consolidated financial statements (including the notes thereto) for the year ended December 31, 1995.

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

3.  ACQUISITION OF MINORITY INTEREST

     Effective January 1, 1996, IXC Long Distance, Inc. purchased from Excel Telecommunications, Inc. ("Excel") its minority interest in a joint venture for $6,247,500. The acquisition was accounted for as a purchase and the operating results of the former joint venture have been included in the consolidated financial statements from the date of acquisition. The purchase price was allocated based on estimated fair values at the date of acquisition. The excess of purchase price over assets acquired was $5,583,000 and is being amortized on a straight-line basis over five years. Unaudited pro forma operating results for the nine month period ended September 30, 1995 as if the joint venture had been acquired as of January 1, 1995, are as follows (in thousands, except per share amounts):

                                                                        NINE MONTHS ENDED
                                                                           SEPTEMBER 30
                                                                     ------------------------
                                                                     HISTORICAL     PRO FORMA
                                                                     ----------     ---------
    Net operating revenues.........................................   $ 67,259       $67,259
    Net income (loss)..............................................      1,456          (759)
    Dividends applicable to preferred stock........................     (1,425)       (1,425)
                                                                       -------       -------
    Income (loss) applicable to common stockholders................         31        (2,184)
    Extraordinary item.............................................     (1,006)       (1,006)
                                                                       -------       -------
    Income (loss) applicable to common stockholders before
      extraordinary item...........................................   $  1,037       $(1,178)
                                                                       =======       =======
    Earnings per common share
      Before extraordinary item....................................   $   0.04       $ (0.05)
      Extraordinary item...........................................   $  (0.04)      $ (0.04)
                                                                       -------       -------
         Net income (loss).........................................   $   0.00       $ (0.09)
                                                                       =======       =======

                   IXC COMMUNICATIONS, INC. AND SUBSIDIARIES

                                  (UNAUDITED)

4.  INCOME TAXES

     The Company has determined that a valuation allowance should be applied against the net operating loss it expects to incur in 1996. The difference between the tax benefit recorded for the three and nine months ended September 30, 1996 and the expected benefit at the federal statutory rate is primarily due to state income taxes, losses incurred (the tax benefit of which is not recorded due to uncertainty regarding its realization), and resolution of Federal income tax examinations, which were concluded in the second and third quarters of 1996.

5.  COMMITMENTS AND CONTINGENCIES

     During 1996 the Company has made and will continue to make material commitments related to Phase 1 of the Fiber Expansion (as defined below). These commitments are expected to be paid with cash held in an escrow account and the proceeds received from the Company's recent public offering. Additionally during 1996, the Company has entered into and seeks to continue to enter into cost sharing arrangements with other large users of fiber capacity in order to realize cost savings and offsets to the estimated cost of the Fiber Expansion.

     In March 1996, the Company entered into five-year equipment leases for network switching equipment for which the lease obligations had an initial present value of $7,038,000.

     From time to time the Company is involved in various legal proceedings arising in the ordinary course of business, some of which are covered by insurance. In the opinion of the Company's management, none of the claims relating to such proceedings will have a material effect on the financial condition or results of operations of the Company.

6.  SENIOR NOTES

     On April 1, 1996, the Company and various of the subsidiaries filed a Registration Statement on Form S-4 with the Commission relating to the offer (the "Exchange Offer") by the Company to exchange its 12 1/2% Series A Senior Notes due 2005 ("Series A Notes") for 12 1/2% Series B Senior Notes due 2005 ("Series B Notes," and together with the Series A Notes, the "Senior Notes") which was declared effective by the Commission on July 5, 1996. On August 2, 1996 the Company consummated the Exchange Offer. Approximately 93% of the Series A Notes were tendered prior to the expiration of the Exchange Offer.

7.  STOCK SPLIT

     From January 1, 1996 through June 12, 1996, the Company effected stock splits resulting in a 2.4249 for 1 split of the Company's common stock (with fractional shares paid in cash). The Company also increased the number of authorized shares of its common stock to 100,000,000 and the number of authorized shares of its preferred stock to 3,000,000. The accompanying financial statements include the stock splits and the increase in authorized shares, and all prior periods have been retroactively adjusted.

8.  STOCK OFFERING AND PRIVATE PLACEMENT

     On July 9, 1996, the Company completed an initial public offering (the "IPO" or the "Public Offering") of 5,600,000 shares of its common stock, at an offering price of $16.00 per share resulting in net proceeds (before expenses) of approximately $83,328,000. The Company expects to use the net proceeds from the offering (together with a portion of the funds remaining from the sale of the Senior Notes) to fund the Fiber Expansion and for general corporate purposes. Concurrently with the closing of the Public Offering, the Company sold to an affiliate in a private placement 840,053 shares of restricted common stock resulting in proceeds of $12,500,000 (the "Private Placement").

                   IXC COMMUNICATIONS, INC. AND SUBSIDIARIES

                                  (UNAUDITED)

9. STOCK OPTIONS

     During the quarter ended September 30, 1996, the Company granted 345,900 stock options. At September 30, 1996 stock options covering 1,357,025 shares of common stock were outstanding.

10. PHANTOM STOCK PLAN

     On May 14, 1996 the Board of Directors adopted the IXC Communications, Inc. Outside Directors' Phantom Stock Plan (the "Directors' Plan"), pursuant to which $20,000 per participating director per year of outside director's fees are deferred and treated as if it were invested in shares of the Company's common stock. No shares of common stock have been or will be actually purchased and the participants will receive cash benefits equal to the value of the shares that they are deemed to have purchased under the Directors' Plan, with such value to be determined on the date of distribution. Distribution of benefits generally will occur three years after the deferral. Compensation expense will be determined based on increases in the market price of the number of shares deemed to have been purchased and will be charged to expense over the related period. On June 6, 1996 the stockholders approved the Directors' Plan.

11. FINANCIAL INFORMATION FOR SUBSIDIARY GUARANTORS AND NON-GUARANTOR
SUBSIDIARIES

     The Company conducts a significant portion of its business through subsidiaries. The Senior Notes are unconditionally guaranteed, jointly and severally, by the "Subsidiary Guarantors" consisting of most of the Company's wholly owned direct and indirect subsidiaries. The obligations of each Subsidiary Guarantor are limited to the minimum extent necessary to prevent the quarantee from violating or becoming voidable under applicable law relating to fraudulent conveyance or fraudulent transfer or similar laws affecting the rights of creditors generally. The Company's subsidiaries that were not wholly owned at the time the Senior Notes were issued do not guarantee the Senior Notes (the "Non-Guarantor Subsidiaries"). The claims of creditors of Non-Guarantor Subsidiaries have priority over the rights of the Company to receive dividends or distributions from such subsidiaries.

     The equity method has been used by the Company and the Subsidiary Guarantors with respect to investments in Non-Guarantor Subsidiaries. Separate financial statements for Subsidiary Guarantors are not presented based on management's determination that they do not provide additional information that is material to investors. Presented below is condensed consolidating financial information for the Company, the Subsidiary Guarantors and the Non-Guarantor Subsidiaries as of and for the nine months ended September 30, 1996.

                   IXC COMMUNICATIONS, INC. AND SUBSIDIARIES

                                  (UNAUDITED)

11. FINANCIAL INFORMATION FOR SUBSIDIARY GUARANTORS AND NON-GUARANTOR SUBSIDIARIES -- (CONTINUED)

                     CONDENSED CONSOLIDATING BALANCE SHEET

                                                                SEPTEMBER 30, 1996
                                        -------------------------------------------------------------------
                                                   SUBSIDIARY   NON-GUARANTOR
                                          IXC      GUARANTORS   SUBSIDIARIES    ELIMINATIONS   CONSOLIDATED
                                        --------   ----------   -------------   ------------   ------------
                                                              (DOLLARS IN THOUSANDS)
Current assets:
  Cash and cash equivalents............ $ 74,533    $    760       $12,449       $    2,202      $ 89,944
  Accounts receivable and other, net...      341      17,966        24,631          (10,071)       32,867
  Other current assets.................    1,528       4,756           584           (3,754)        3,114
                                        --------   ----------   -------------   ------------   ------------
          Total current assets.........   76,402      23,482        37,664          (11,623)      125,925
Property and equipment, net............        3     134,079        37,719             (270)      171,531
Escrow under Senior Notes..............  116,268          --            --               --       116,268
Due from affiliates....................  161,769      31,412         1,820         (195,001)           --
Deferred charges and other assets......   13,673       7,943        11,314           (8,349)       24,581
                                        --------   ----------   -------------   ------------   ------------
          Total assets................. $368,115    $196,916       $88,517       $ (215,243)     $438,305
                                        ========    ========    ===========       =========     =========
Current liabilities:
  Accounts payable, accrued interest
     and other current liabilities..... $ 19,008    $ 30,309       $20,352       $   (9,410)     $ 60,259
  Due to affiliate.....................      111         491         1,207           (1,809)           --
  Current portion of long-term debt and
     lease obligations.................       --       2,466         4,713             (272)        6,907
                                        --------   ----------   -------------   ------------   ------------
          Total current liabilities....   19,119      33,266        26,272          (11,491)       67,166
Long-term debt and lease obligations,
  less current portion.................  277,542         359        22,745           (5,522)      295,124
Due to affiliates......................       --     162,854        32,147         (195,001)           --
Other noncurrent liabilities...........       --      10,516            --           (6,134)        4,382
Stockholders' equity (deficit):
  Preferred stock......................       13          --         2,584           (2,584)           13
  Common stock.........................      308           3             3               (6)          308
  Additional paid-in capital...........  123,530      30,052        36,248          (66,300)      123,530
  Retained earnings (accumulated
     deficit)..........................  (52,397)    (40,134)      (31,482)          71,795       (52,218)
                                        --------   ----------   -------------   ------------   ------------
          Total stockholders' equity
            (deficit)..................   71,454     (10,079)        7,353            2,905        71,633
                                        ========    ========    ===========       =========     =========
          Total liabilities and
            stockholders' equity
            (deficit).................. $368,115    $196,916       $88,517       $ (215,243)     $438,305
                                        ========    ========    ===========       =========     =========

                   IXC COMMUNICATIONS, INC. AND SUBSIDIARIES

                                  (UNAUDITED)

     11.  FINANCIAL INFORMATION FOR SUBSIDIARY GUARANTORS AND NON-GUARANTOR
                          SUBSIDIARIES -- (CONTINUED)

                CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS

                                               FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1996
                                ---------------------------------------------------------------------------
                                             SUBSIDIARY     NON-GUARANTOR
                                  IXC        GUARANTORS     SUBSIDIARIES      ELIMINATIONS     CONSOLIDATED
                                --------     ----------     -------------     ------------     ------------
                                                          (DOLLARS IN THOUSANDS)
Net operating revenue:
  Private line................  $     --      $ 81,075        $   9,350         $(18,028)        $ 72,397
  Switched long distance......        --        18,834           51,723          (12,681)          57,876
                                --------      --------         --------         --------         --------
     Net operating revenues...        --        99,909           61,073          (30,709)         130,273
Operating expenses:
  Cost of communications
     service..................        --        55,731           64,911          (29,625)          91,017
  Operations and
     administration...........     2,769        24,861            6,249             (593)          33,286
  Depreciation and
     amortization.............        43        12,718            7,410             (237)          19,934
                                --------      --------         --------         --------         --------
                                  (2,812)        6,599          (17,497)            (254)         (13,964)
Interest income...............    10,840         1,944              251          (11,562)           1,473
Interest income on escrow
  under Senior Notes..........     6,441            --               --               --            6,441
Interest expense..............   (28,816)       (8,192)          (3,213)          11,563          (28,658)
Equity in net income (loss) of
  unconsolidated
  subsidiaries................   (16,645)      (19,681)              --           36,302              (24)
                                --------      --------         --------         --------         --------
Income (loss) before
  (provision) benefit for
  income taxes and minority
  interest subsidiaries.......   (30,992)      (19,330)         (20,459)          36,049          (34,732)
  Benefit (provision) for
     income taxes.............     1,133         4,566              479             (479)           5,699
Minority interest.............        --            --               --             (357)            (357)
                                --------      --------         --------         --------         --------
Net income (loss).............  $(29,859)     $(14,764)       $ (19,980)        $ 35,213         $(29,390)
                                ========      ========         ========         ========         ========

                   IXC COMMUNICATIONS, INC. AND SUBSIDIARIES

                                  (UNAUDITED)

                CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS

                                                      FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1996
                                           -------------------------------------------------------------------
                                                      SUBSIDIARY   NON-GUARANTOR
                                             IXC      GUARANTORS   SUBSIDIARIES    ELIMINATIONS   CONSOLIDATED
                                           --------   ----------   -------------   ------------   ------------
                                                                 (DOLLARS IN THOUSANDS)
Net cash provided by (used in) operating
  activities.............................. $  1,643    $ 13,280      $ (19,902)      $ 11,986       $  7,007
Investing activities
  Release of funds from escrow under
     Senior Notes.........................   70,125          --             --             --         70,125
  Purchase of property and equipment......       (3)    (67,016)        (6,254)            14        (73,259)
                                            -------     -------        -------        -------        -------
  Net cash provided by (used) in investing
     activities...........................   70,122     (67,016)        (6,254)            14         (3,134)
Financing Activities
  Payments from (advance to) affiliates...  (91,378)     61,912         28,230          1,236             --
  Capital contribution to unconsolidated
     subsidiary...........................   12,500      (1,988)            --        (12,500)        (1,988)
  Principal payments on long-term debt and
     lease obligations....................       --      (8,760)        (3,868)         1,043        (11,585)
  Net proceeds from issuance of common
     stock - IPO..........................   81,515          --              1                        81,515
  Proceeds from issuance of common
     stock - Private Placement............       --          --         12,500                        12,500
  Payment of debt issue costs.............   (1,286)         --             --             --         (1,286)
                                            -------     -------        -------        -------        -------
  Net cash provided by (used in) financing
     activities...........................    1,350      51,164         36,863        (10,221)        79,156
  Net increase (decrease) in cash and cash
     equivalents..........................   73,115      (2,572)        10,707          1,779         83,029
  Cash and cash equivalents at beginning
     of period............................    1,418       3,332          1,742            423          6,915
                                            -------     -------        -------        -------        -------
  Cash and cash equivalents at end of
     period............................... $ 74,533    $    760      $  12,449       $  2,202       $ 89,944
                                            =======     =======        =======        =======        =======

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

  Three and Nine Months Ended September 30, 1996 Compared With The Three and Nine Months Ended September 30, 1995

     Net operating revenues for the three months ended September 30, 1996 increased 167.5% to $61.0 million from $22.8 million for the three months ended September 30, 1995, and for the nine months ended September 30, 1996 increased 93.6% to $130.3 million from $67.3 million for the nine months ended September 30, 1995. The increase is primarily a result of the continuing successful implementation of the Company's switched long distance business (particularly for Excel). Billable minutes of use were 375 million and 608 million for the three and nine months ended September 30, 1996, respectively. Switched long distance services revenues were $35.3 million and $57.9 million for the three and nine months ended September 30, 1996, respectively (the Company did not have any billable minutes of use during the nine months ended September 30, 1995 for switched long distance services). The Company's private line business for the three months ended September 30, 1996 increased 13.2% to $25.8 million from $22.8 million for the three months ended September 30, 1995 and for the nine months ended September 30, 1996 increased 7.6% to $72.4 million from $67.3 million for the nine months ended September 30, 1995.

     Cost of communication services consists principally of access charges paid to Local Exchange Carriers ("LECs") and transmission lease payments to, and exchanges with, other carriers. Cost of communication services for the three months ended September 30, 1996 increased 321.2% to $43.8 million from $10.4 million for the three months ended September 30, 1995 and for the nine months ended September 30, 1996 increased 239.6% to $91.0 million from $26.8 million for the nine months ended September 30, 1995. The increase is primarily a result of the addition of long-haul leases supporting the switched long distance business, overflow charges paid to other carriers and access charges paid to LECs in connection with the switched long distance business. The Company did not incur these expenses for the switched long distance business during the nine months ended September 30, 1995. The Company has historically had a relatively low cost of communications services as a percentage of revenues because substantially all its revenues were derived from the sale of private line services, generally made at a relatively low cost over its own network. The Company expects that, in the event it achieves increases in private line services, its cost of communications services as a percentage of such revenues will increase (at least until Phase 1 of the ongoing network expansion (the "Fiber Expansion") is complete) because additional leases (or exchanges) of capacity from other carriers at a relatively high cost will be required to support new business. The cost of communications services as a percentage of revenues in the switched long distance business is substantially greater than that in the private line services due to the relatively high cost of LEC access charges, leases for private line circuits and overflow charges paid to other carriers supporting the switched network. Accordingly, increases in switched long distance revenues are expected to further increase the Company's cost of communications services as a percentage of revenues.

     Operations and administration expenses for the three months ended September 30, 1996 increased 40.7% to $12.1 million from $8.6 million for the three months ended September 30, 1995 and for the nine months ended September 30, 1996 increased 52.8% to $33.3 million from $21.8 million for the nine months ended September 30, 1995. This increase is primarily the result of operating expenses associated with the Company's switched network. The Company anticipates that as it implements the Fiber Expansion and expands its switched service business, operations and administration expenses will continue to increase but decline as a percentage of revenue.

     Depreciation and amortization for the three months ended September 30, 1996 increased 58.7% to $7.3 million from $4.6 million for the three months ended September 30, 1995 and for the nine months ended September 30, 1996 increased 61.8% to $19.9 million from $12.3 million for the nine months ended September 30, 1995. The increase is primarily the result of depreciation related to capital expenditures associated with the Company's expansion and improvement of its switched network. Depreciation and amortization are expected to increase in subsequent periods, as the Company's investment in the Fiber Expansion is depreciated.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS -- (CONTINUED)

     Interest income for the three months ended September 30, 1996 increased to $3.0 million from $0.1 million for the three months ended September 30, 1995 and to $7.9 million for the nine months ended September 30, 1996 from $0.3 million for the nine months ended September 30, 1995. The increase is primarily related to interest earned on the investment of the proceeds from the sale of the Senior Notes and the interest earned on the investment of the proceeds from the Public Offering and the Private Placement.

     Interest expense for the three months ended September 30, 1996 increased to $9.3 million from $1.6 million for the three months ended September 30, 1995 and to $28.7 million for the nine months ended September 30, 1996 from $5.1 million for the nine months ended September 30, 1995. The increase is primarily the result of interest expense attributable to the Senior Notes, which were issued during the fourth quarter of 1995.

     Income taxes for the three months ended September 30, 1996 resulted in a $2.9 million tax benefit as opposed to a benefit for income taxes of $0.1 million for the three months ended September 30, 1995 and a $5.7 million tax benefit for the nine months ended September 30, 1996 as opposed to a provision for income taxes of $2.0 million for the nine months ended September 30, 1995. The difference between the tax benefits recorded for the three and nine months ended September 30, 1996 and the expected benefit at the federal statutory rate is primarily due to state taxes, losses incurred (the tax benefit of which is not recorded due to uncertainty regarding its realization), and resolution of Federal income tax examinations which were concluded in the second and third quarters of 1996.

     The Company experienced a net loss of $5.6 million for the three months ended September 30, 1996 as opposed to a net loss of $.3 million for the three months ended September 30, 1995 and a net loss of $29.4 million in the nine months ended September 30, 1996 as opposed to a net income of $1.5 million for the nine months ended September 30, 1995, as a result of the factors discussed above.

LIQUIDITY AND CAPITAL RESOURCES

     During the three month period ended September 30, 1996, the Company raised net proceeds of approximately $83.3 million (before certain expenses) through its Public Offering and $12.5 million from its concurrent Private Placement.

     Cash provided by operating activities for the nine month period ended September 30, 1996 decreased 51.4% to $7.0 million from $14.4 million for the nine month period ended September 30, 1995, primarily as a result of start-up and operational expenses associated with the Company's development of its switched services business. In order to offer switched services, the Company set up the infrastructure for its switched long distance business by installing switches, connecting them to its network and to the LECs, leasing related long-haul circuits, acquiring software, hiring personnel and entering into contracts with customers, which caused the Company's switched long distance business to incur negative cash flow in 1995 and for the nine month period ending September 30, 1996. The Company anticipates that its switched long distance business will incur negative cash flow until the Company's customers route sufficient traffic over the network to cover the costs of its operations, an event the Company anticipates will not occur before the end of 1996. A discussion of important factors which could affect the Company's ability to achieve positive cash flow in its switched long distance business is set forth below.

     Cash used in investing activities decreased to $3.1 million for the nine month period ended September 30, 1996 from $17.5 million for the nine month period ended September 30, 1995. The Company's total capital expenditures were $40.5 million and $73.3 million during the three month and nine month periods ended September 30, 1996, respectively.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS -- (CONTINUED)

     As of September 30, 1996 the Company had approximately (i) $116.3 million of the proceeds of the Senior Notes remaining in an escrow account; and (ii) $90.0 million in cash. As permitted under the indenture for the Senior Notes, the Company is in the process of obtaining an accounts receivable credit line. Though no assurance can be given that the Company will be successful in obtaining such credit line or that, if obtained, it will be in the amount desired by the Company, based on input from prospective lenders, the Company expects that it will qualify for a credit line in the initial amount of approximately $15.0 million. Such amount generally will increase or decrease as the Company's accounts receivable increase or decrease, but not more than the $25.0 million available under the line of credit. The Company continues to seek and negotiate cost-savings arrangements with other users of fiber optic cable. To the extent the Company is successful in making such arrangements, it will have additional funds available for the uses set forth below.

     The Company anticipates the following major uses for its available cash:
(i) debt service; (ii) lease payments; (iii) the Fiber Expansion and other capital expenditures; (iv) funding its joint venture in Mexico; and (v) working capital.

     The Company is required to make interest payments in the amount of $35.6 million on the Senior Notes each year. The Company's EBITDA is currently insufficient to cover such payments. The Company currently anticipates, but no assurance can be given, that a portion of such payments during 1996 and 1997 will be made from cash or funds held in the escrow account and the balance of such payments will be made from operating cash flow. In addition, at September 30, 1996, there was approximately $6.1 million of accrued and unpaid dividends on the Series 3 Preferred Stock. Such dividends accrue at an annual rate of 10% (based on the liquidation preferences) plus interest. Payment of such dividends is not currently permitted under the terms of the indenture.

     The Company is required to make minimum annual lease payments for facilities, equipment and transmission capacity used in its operations. In 1996, the Company is required to make significant payments on capital and operating leases. The Company expects to incur additional operating lease costs in connection with obtaining rights-of-way for the Fiber Expansion.

     Due to increased customer requirements (including those relating to significant new orders from a major long distance company) and the availability of advantageous opportunities to obtain rights-of-way, the Company has expanded its plans for Phase 1 of the Fiber Expansion. Earlier planned as a route from Philadelphia via Indianapolis and Dallas to Los Angeles, Phase 1 now includes a route from Joplin, Missouri to Kansas City, Missouri and incorporates approximately $18.0 million of additional capital expenditures to handle substantial additional customer traffic. In addition, the earlier Cleveland-Akron-Pittsburgh-Philadelphia route has been replaced with a longer Cleveland-Buffalo-Albany-New York City route.

     The Company anticipates that capital expenditures after September 30, 1996 will be as follows: (i) to complete Phase 1 (as expanded), approximately $180.0 million (of which approximately $143.0 million will be spent in 1996); and (ii) other capital expenditures in 1996, approximating $52.0 million.

     The Company expects to meet its needs for cash through the remaining proceeds of the escrow account, cash on hand, cash generated by operations and, if such credit line can be obtained, funds borrowed under the accounts receivables credit line. Although the Company believes its liquidity is sufficient to allow it to satisfy its short-term cash needs, including completing Phase 1 of the Fiber Expansion, the Company expects that customer traffic growth will necessitate increased capital expenditures (apart from the Fiber Expansion) in 1997. In addition, the Company expects to begin Phase 2 of the Fiber Expansion in 1997, which will require substantial additional cash. Phase 2, as currently planned, includes a route from New York via Atlanta to Houston with spurs to Florida, Louisiana and Texas. It is expected to cost approximately $275.0 million (which amount the Company will attempt to reduce through various cost-saving arrangements). In order to meet these cash requirements the Company anticipates raising additional funds through a sale of equity securities, or, subject to the terms of the indenture, additional debt securities. No assurance can be given that

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS -- (CONTINUED)

the Company will be successful in raising the amounts needed for such increased capital expenditures. A failure to raise such funds would delay or prevent such capital expenditures and the construction of Phase 2.

     The Company is proceeding with the implementation of its business plan for the development of a long distance business in Mexico through its 24.5% indirect minority interest in Marca-Tel S.A. de C.V. ("Marca-Tel"). Marca-Tel plans the deployment of three switching centers and a fiber optic route linking Mexico's three major cities (Mexico City, Monterrey and Guadalajara), with interconnection to the Company's U.S. network at its border crossing at Reynosa. Marca-Tel has entered into a turn-key contract with a major international supplier of telecommunications equipment for this build that provides for interim vendor financing for the equipment and fiber purchases as well as the civil construction work.

     The development of the Marca-Tel business in Mexico will require significant amounts of cash and, although the Company cannot accurately predict its share of the cash that will be required for this business opportunity, it estimates that at least $50.0 million (and possibly significantly more) will be required by Marca-Tel during 1996-1997. The Company anticipates that Marca-Tel may be able to fund its requirements through some combination of the following:
(i) offerings of debt or equity securities; (ii) other incurrences of debt;
(iii) joint venture arrangements with third parties; and (iv) additional vendor financing of equipment purchases. Initially such sources of capital will not be adequate to meet the needs of Marca-Tel, and the Company anticipates that, until such sources are adequate to enable Marca-Tel to continue to pursue its business plan, it will be necessary for the Company to fund up to 50% of the shortfall. The Company is not obligated to continue to fund Marca-Tel, however, if the Company does not fund its share of Marca-Tel's needs, the Company's interest in Marca-Tel may be diluted or lost entirely. Although the indenture for the Senior Notes generally restricts the amount of funding the Company can provide Marca-Tel, the indenture does allow the Company to use the $12.5 million proceeds of the Private Placement for Marca-Tel (as of September 30, 1996 approximately $2.0 million of such proceeds had been used for this purpose). The indenture also allows the Company to fund Marca-Tel with the proceeds of certain equity offerings or, under certain circumstances, with funds raised through debt incurrence or from working capital.

     The forward-looking statements set forth above with respect to the cost of Phase 1 and Phase 2 of the Fiber Expansion, the Company's ability to meet such costs, the amount of the Company's cash requirements in 1996 and thereafter, the Company's ability to service its debt and the Company's ability to fund Marca-Tel are based on certain assumptions as to future events. Important factors that could adversely affect the Company's ability to achieve the results discussed above include: cost overruns, a failure by the Company's contractors or partners in cost-saving arrangements to perform their obligations, a failure to obtain rights-of-way on a timely, cost-effective basis, a failure to substantially complete the backbone of Phase 1 on schedule in the first quarter of 1997, or an inability to generate significant levels of traffic or successfully provide switched long distance services on a cost-effective basis (including the provision of billing information in an accurate and timely manner) for volumes that the Company has not previously handled.

                           PART II. OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

     Not applicable.

ITEM 2.  CHANGES IN SECURITIES

     Not applicable

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

     Not applicable

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     None

ITEM 5.  OTHER INFORMATION

     None

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

     (a) Exhibits

     11.1  Statement re: computation of earnings per share.

     27    Financial Data Schedule.

     (b) Reports on Form 8-K.

          No events or transactions have occurred during the quarter ended September 30, 1996 which would have required the filing of a Form 8-K.

                                   SIGNATURE

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                          IXC Communications, Inc.,
                                          a Delaware corporation

November 13, 1996                         By: /s/ JOHN J. WILLINGHAM
                                          --------------------------------------
                                              John J. Willingham
                                              Senior Vice President
                                              Chief Financial Officer and
                                              Secretary
                                              (Duly Authorized Officer and
                                              Principal Financial Officer)