Form 10-K
period 1996-12-31
IXC COMMUNICATIONS INC
filed 1997-03-28
CIK 1009532

================================================================================

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                            ------------------------

                                   FORM 10-K
(MARK ONE)
[X]  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
     SECURITIES EXCHANGE ACT OF 1934

FOR THE FISCAL YEAR ENDED DECEMBER 31, 1996

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE TRANSITION PERIOD FROM  ______________ TO  ______________

                         COMMISSION FILE NUMBER 0-20803

                            IXC COMMUNICATIONS, INC.
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

                   DELAWARE                                     74-2644120
       (STATE OR OTHER JURISDICTION OF                       (I.R.S. EMPLOYER
        INCORPORATION OR ORGANIZATION)                      IDENTIFICATION NO.)

             5000 PLAZA ON THE LAKE, SUITE 200, AUSTIN, TEXAS 78746
                    (ADDRESS OF PRINCIPAL EXECUTIVE OFFICES)

       REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE: (512) 328-1112

                            ------------------------

        SECURITIES REGISTERED PURSUANT TO SECTION 12(B) OF THE ACT: NONE

                NAME OF EACH EXCHANGE ON WHICH REGISTERED: NONE

 SECURITIES REGISTERED PURSUANT TO SECTION 12(G) OF THE ACT: COMMON STOCK, PAR
                              VALUE $.01 PER SHARE

     Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No _

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

     The aggregate market value of the Common Stock of the Registrant held by non-affiliates of the Registrant on March 21, 1997, based on the closing price of the Common Stock on the Nasdaq National Market on such date, was $280,181,250.

     The number of shares of the Registrant's Common Stock outstanding as of March 21, 1997 was 30,799,560 shares.

                      DOCUMENTS INCORPORATED BY REFERENCE

     Portions of the Registrant's Proxy Statement to be filed with the Securities and Exchange Commission within 120 days of December 31, 1996 in connection with the Annual Meeting of Stockholders are incorporated by reference into Part III hereof.

================================================================================

                            IXC COMMUNICATIONS, INC.

                                   FORM 10-K

                  FOR THE FISCAL YEAR ENDED DECEMBER 31, 1996

                                     INDEX

                                                                                          PAGE
                                                                                          -----
                                            PART I
Item 1.    Business.....................................................................      1
Item 2.    Properties...................................................................     29
Item 3.    Legal Proceedings............................................................     30
Item 4.    Submission of Matters to a Vote of Security Holders..........................     30

                                            PART II
Item 5.    Market for Registrant's Common Equity and Related Stockholder Matters........     30
Item 6.    Selected Financial Data......................................................     32
Item 7.    Management's Discussion and Analysis of Financial Condition and Results of
           Operations...................................................................     32
Item 8.    Financial Statements and Supplementary Data..................................     41
Item 9.    Changes in and Disagreements with Accountants on Accounting and Financial
           Disclosure...................................................................     41

                                           PART III
Item 10.   Directors and Executive Officers of the Registrant...........................     41
Item 11.   Executive Compensation.......................................................     41
Item 12.   Security Ownership of Certain Beneficial Owners and Management...............     41
Item 13.   Certain Relationships and Related Transactions...............................     41

                                            PART IV
Item 14.   Exhibits, Financial Statement Schedules, and Reports and Form 8-K............     42
Glossary................................................................................    A-1
Financial Statements....................................................................    F-1
Signatures..............................................................................    I-1

                                     PART I

     Certain of the information contained in the Registrant's Form 10-K (the "Form 10-K"), including information regarding its network expansion and switched long distance services and related strategy and financing, are forward-looking statements which involve risks and uncertainties. The Registrant's actual results may differ significantly from the results discussed in the forward-looking statements. For a discussion of important factors that could cause actual results to differ materially from the matters described in the forward-looking statements, see "Business -- Risk Factors." Certain terms used herein are defined in the Glossary at page A-1.

     As used herein, unless the context otherwise requires, the term "Company" refers to IXC Communications, Inc. ("IXC Communications") and its subsidiaries, including predecessor corporations. Industry data was obtained from a report issued in March 1996 from the FCC and from reports dated April 1995 and January 1996 from International Data Corporation (an industry research organization), which the Company has not independently verified.

ITEM 1.  BUSINESS.

INDUSTRY OVERVIEW

DEVELOPMENT AND REGULATION

     The development of the long distance telecommunications industry was strongly influenced by a 1982 court decree requiring the divestiture by AT&T of its seven RBOCs and dividing the country into approximately 200 LATAs. The seven RBOCs were allowed to provide local telephone service, local access service to long distance carriers and intra-LATA long distance service (service within a LATA), but were prohibited from providing inter-LATA service (service between LATAs). The right to provide inter-LATA service was given to AT&T and the other interexchange carriers, including the LECs that are not RBOCs. The FCC requires all interexchange carriers to allow the resale of their inter-LATA services to long distance carriers, and the 1982 court decree substantially eliminated different access arrangements as distinguishing features among long distance carriers. These and other legislative and judicial factors have helped smaller long distance carriers emerge as alternatives to AT&T, MCI and Sprint for long distance services.

     In 1996, the federal government enacted the Telecommunications Act of 1996 (the "Telecommunications Act"), which, among other things, allows the RBOCs and others such as electric utilities and cable television companies to enter the long distance business. The Company expects that the Telecommunications Act will substantially alter the way in which the telecommunications industry is regulated. Such changes are, however, difficult to predict accurately, because the FCC has not yet enacted all of the numerous regulations necessary to implement the Telecommunications Act. Entry of the RBOCs or other entities such as electric utilities, cable television companies or foreign companies into the long distance business may result in reduced market shares for existing long distance companies and additional pricing pressure on long distance providers such as the Company. See "-- Risk Factors -- Competition," "-- Risk
Factors -- Recent Legislation and Regulatory Uncertainty" and "-- Regulation."

MARKET AND COMPETITION

     General. Companies in the domestic long distance market had estimated revenues of $75.9 billion in 1995. AT&T is the largest long distance carrier, with an estimated 56.5% of total market revenues in 1995, while MCI and Sprint had an estimated 19.7% and 9.4%, respectively, of total market revenues in that year. These three carriers constitute what generally is referred to as the "first tier" in the long distance market. Medium-sized long distance companies, some with national capabilities, such as WorldCom, Frontier, Cable & Wireless and LCI, constitute the "second tier" of the industry and, cumulatively, are believed to have accounted for approximately 8.4% of total market revenues in 1995. The remainder of the market share is held by smaller companies, which are known as "third-tier" carriers. The Company provides private line services to companies in all three tiers and switched long distance services to companies in the second and third tiers.

     According to data included in Long Distance Market Shares, Fourth Quarter 1995, an FCC report issued in March 1996, while long distance revenues grew at a compound annual rate of over 8% during the period from 1989 through 1995, the revenues of all carriers other than the first tier grew in the aggregate at a compound annual rate of over 22% during the same period. The report also stated that the smaller second-tier and third-tier carriers increased their market share sixfold over a ten-year period, increasing from less than 3% in 1984 to more than 17% in 1994. In addition, industry sources estimate that combined revenues of second-tier and third-tier carriers grew by 17.9% in 1995.

     Competition among the Company's customers and other retail long distance providers for end-user customers is based upon advertising, pricing, customer service, network quality and value-added services. The Company believes that AT&T, MCI and Sprint engage in only limited direct sales to small and medium-sized commercial users, generally focusing on residential and large commercial accounts, thus creating opportunities for smaller long distance providers. Industry observers estimate that over 400 smaller companies have emerged to compete in the long distance business. See "-- Risk
Factors -- Competition."

     Private Line Services. Long distance companies may be categorized as facilities-based carriers and nonfacilities-based carriers. Sellers of private line services are generally facilities-based carriers that own long distance transmission facilities, such as fiber optic cable or digital microwave equipment. The first-tier and some second-tier long distance companies are facilities-based carriers offering private line service nationwide. Facilitiesbased carriers in the third tier of the market generally offer private line services only in a limited geographic area. Customers using private line services include: (i) facilities-based carriers that require long distance transmission capacity where they have geographic gaps in their facilities, need additional capacity or require geographically different alternative routing; and
(ii) non-facilities-based carriers requiring long distance transmission capacity to carry their customers' long distance traffic. The Company's competitors in the private line business include AT&T, MCI, Sprint and WorldCom and certain regional carriers. Qwest has announced its intention to construct a coast-to-coast fiber optic network and Frontier has announced that it will pay $500.0 million for fibers in Qwest's network. As such network is completed, Qwest will become a competitor of the Company, and Frontier may also become a competitor of the Company, in the private line business. Important competitive factors in the private line business are price, customer service, network location and quality, reliability and availability. See "-- Private Line Services."

     Switched Long Distance Services. Long distance companies may be characterized as switched or switchless carriers. Sellers of switched long distance services are generally switched carriers, such as the Company, that own one or more switches that direct telecommunications traffic. Facilities-based carriers are generally switched carriers. However, many non-facilities based carriers (i.e., many long distance resellers) have switches. The Company's customers are switchless carriers that depend on switched carriers to provide switched long distance services to their end users. The Company's competitors in the switched long distance business include AT&T, MCI, Sprint, WorldCom and Frontier and many non-facilities-based switched carriers. Important competitive factors in the switched long distance business are customer service (particularly with respect to speed in delivery of computer billing records and set-up of new end users with the LECs), ability of the network to complete calls with a minimum of network-caused busy signals, scope of services offered, price, reliability and transmission quality.

CALL ROUTING

     An inter-LATA long distance telephone call begins with the caller's LEC transmitting the call by means of its local switched network to a point of connection with an interexchange carrier. The interexchange carrier, through its switches and long distance transmission network, transmits the call to the called party's LEC, which then completes the call over its local facilities. For each long distance call, the originating LEC charges an access fee. The interexchange carrier also charges a fee for its transmission of the call, a portion of which consists of a fee charged by the LEC used to deliver the call. Under the Telecommunications Act, state proceedings may in certain instances determine LEC access charge rates. It is uncertain at this time what effect such proceedings may have on such rates.

TECHNOLOGY

     Long distance voice traffic generally is transmitted through digital microwave or fiber optic systems. Long distance data traffic is generally transmitted through fiber optic systems or satellites.

     Fiber Optic Systems. Fiber optic systems use laser-generated light to transmit voice and data in digital format through fine strands of glass. Fiber optic systems are characterized by large circuit capacity, good sound quality, resistance to external signal interference and direct interface with digital switching equipment. A pair of modern fiber optic strands, using current technology, is capable of carrying 192 DS-3s, or over 129,000 simultaneous telephone calls. Because fiber optic signals disperse over distance, they must be regenerated at sites located along the fiber optic cable (on older fiber optic systems the interval is 20 to 25 miles; on newer systems that utilize modern fiber optic cable and splicing methods, such as will be used in the network expansion, it is approximately 50 to 75 miles).

     Microwave Systems. Although limited in capacity in comparison with fiber optic systems (generally, no more than 28 DS-3s can be transmitted by microwave between two antennae), digital microwave systems offer an effective and reliable means of transmitting voice and data signals over intermediate and longer distances. Microwaves are very high frequency radio waves that can be reflected, focused and beamed in a line-of-sight transmission path. Because of their electrophysical properties, microwaves can be used to transmit signals through the air, with relatively little power. To create a communications circuit, microwave signals are transmitted through a focusing antenna, received by an antenna at the next station in the network, then amplified and retransmitted. Because microwaves attenuate as they travel through the air, this transmission process must be repeated at repeater stations, which consist of radio equipment, antennae and back-up power sources, located on average every 25 miles along the transmission network. As of December 31, 1996, the remaining net depreciated book value of the Company's microwave equipment was less than 3% of total assets.

     Satellites. An alternative method of transmitting telecommunications traffic is through satellite transmission. Satellite transmission is superior to fiber optic transmission for distribution communications, for example, video broadcasting. Although satellite transmission is not preferred to fiber optic transmission for voice traffic in most parts of the United States because it exhibits a slight (approximately one-quarter-second) time delay, such delay is not important for many data-oriented uses. In the event the market for data transmission grows, the Company will compete with satellite carriers in such market.


COMPANY OVERVIEW


     The Company provides two principal services to long distance companies: (i) transmission of voice and data over dedicated circuits ("private lines"); and
(ii) switched long distance services. The Company is one of only five carriers that currently own a digital telecommunications network extending from coast-to-coast (the other carriers are AT&T, MCI, Sprint and WorldCom). As of February 28, 1997, the Company's network included approximately 10,000 digital route miles, containing over 96,000 fiber miles (excluding fibers as to which the Company has sold or exchanged long-term rights to use). Its facilities include five long distance switches located in Los Angeles, Dallas, Chicago, Philadelphia and Atlanta and ten Frame Relay-ATM switches located in major cities.

     The Company had revenues of $203.8 million for 1996, with approximately $99.8 million generated by its private line business and approximately $104.0 million generated by its switched services business. The Company has private line circuit contracts with over 200 long distance carriers, including AT&T, MCI, Sprint, WorldCom, Cable & Wireless, Frontier and LCI. The Company also provides private line transmission service to customers after contract expiration on a monthto-month basis. Pursuant to the Company's private line contracts, customers are required to make fixed monthly payments, generally in advance. Many of such contracts contain substantial "take or pay" commitments. The Company has historically enjoyed a high customer retention rate in its private line business.

     The Company expanded into the business of selling switched long distance services to long distance resellers in order to complement its private line business and to capitalize on its ability to provide switched services over its own network. Switched long distance services are telecommunications services that are processed through the Company's digital switches and carried over long distance circuits and other transmission facilities owned or leased by the Company. The Company sells switched long distance services on a per-call basis, charging by minutes of use ("MOUs"), with payment due monthly after services are rendered. The Company's switched network became fully operational in February 1996.

     The Company has switched long distance services contracts with over 70 long distance resellers. Excel, the Company's largest customer of switched long distance services, is contractually obligated to continue to utilize a minimum of 70 million minutes of traffic per month until reaching total usage of 4.2 billion minutes (subject to Excel's right to reduce or terminate its commitment under certain circumstances), of which approximately 3.3 billion minutes remained as of February 28, 1997. The Company's switched long distance business has grown rapidly, with Excel accounting for most of the growth. The Company's switched long distance revenues amounted to approximately $104.0 million for 1996, with $3.6 million in the first quarter, $19.0 million in the second quarter, $35.3 million in the third quarter and $46.1 million in the fourth quarter. The Company plans to continue to expand the capabilities of the switched network in 1997 to meet customer demand by adding additional equipment, including at least three long distance switches anticipated to be located in Fresno, California, Joplin, Missouri and New York, New York. See "-- Switched Long Distance Services." The Company believes that it is well-positioned to continue to attract long distance resellers as customers for its switched long distance services because: (i) it is not currently a significant competitor for sales to end users; and (ii) it provides more focused service to its reseller customers, since servicing such customers is its primary business, unlike its major competitors whose main business is selling retail long distance service to end users in competition with their reseller customers.

     The Company's primary business objectives over the near term are: (i) to continue to increase revenue from its switched long distance services business;
(ii) to complete a substantial portion of the network expansion in 1997; and
(iii) to utilize its expanded network to increase its revenues and profitability.

     Because of geographic limitations and capacity constraints, the Company currently supplements its own facilities with a significant amount of fiber capacity obtained from other carriers. The Company is currently engaged in a major expansion of its network, to increase the Company's geographic scope and network capacity. Prior to beginning construction of the network expansion in late 1995, the Company owned a coast-to-coast network containing over 1,700 route miles of fiber optic cable and over 5,000 route miles of digital microwave. The network expansion includes routes planned: (i) from New York to Los Angeles via Cleveland, Chicago, St. Louis, Dallas and Phoenix; (ii) from Los Angeles to San Francisco; (iii) from New York to Houston via Atlanta; and (iv) from Houston to Dallas. These routes would add approximately 7,000 route miles to the Company's network. As of February 28, 1997, over 3,100 route miles of the network expansion were complete.

     The network expansion is expected to deliver significant strategic and financial benefits to the Company through:

     (i) producing substantial savings by allowing the Company to move a portion of its excess private line traffic from leased circuits on the networks of other carriers to its own expanded network;

     (ii) providing high-capacity new routes and substantially increasing the capacity of certain existing routes, allowing the Company to increase revenues by leasing additional circuits to its customers, including high-capacity circuits such as OC-48's, OC-12's and OC-3's;

     (iii) allowing the Company to improve profitability in its switched long distance services business by reducing its underlying transmission costs; and

     (iv) creating sufficient capacity to support increased demand which may result from Internet and multimedia applications, Frame Relay and ATM.

     The Company plans to meet the costs of the routes from New York to Los Angeles via St. Louis and from New York to Houston via Atlanta with cash on hand, the proceeds of a proposed offering of Junior Convertible Preferred Stock Due 2007 (the "Convertible Preferred Stock") of IXC Communications which is expected to close at the end of March 1997 or the beginning of April 1997 (the "Convertible Stock Sale"), the proceeds in connection with a contract with LCI pursuant to which LCI will purchase an indefeasible right to use fibers from Chicago to Los Angeles for approximately $97.9 million (the "LCI Fiber Sale") and a contract with MCI pursuant to which MCI will purchase an indefeasible right to use fibers from Los Angeles to New York for approximately $121.0 million (the "MCI Fiber Sale"), additional cost-saving arrangements, cash flow from its operations and vendor financing it may seek. The Company is reducing the per-route-mile cost of these routes through fiber sales to LCI and MCI, fiber exchange arrangements with WorldCom and Vyvx and joint construction arrangements with other carriers.

     In 1996 the Company began equipping its network with the data switches and other equipment necessary to enter into the Frame Relay and ATM transmission business. This equipment, in connection with the network expansion and additional equipment and software to be installed in 1997, should allow the Company to enter into the business of Frame Relay and ATM transmission for Internet and Intranet providers and other large users of data capacity. The Company began beta-testing such facilities in late 1996 and will begin such services in the first half of 1997. Although such services will not be a significant source of revenues in 1997, the Company expects that the market for such high-capacity data uses will grow substantially in the future along with the expected growth of Internet and Intranet use. To position itself to benefit from such growth, the Company seeks to establish itself as a high quality provider of choice of these services.

     During the last six months, the Company continued to sign contracts with new and existing customers for switched long distance services and private line services. During this period, Excel's usage of the Company's network increased substantially above its 70 million minute per month minimum. In addition, the Company entered into a significant agreement with a major long distance carrier that will obtain private line services from the Company. Under this contract the Company will supply DS-3 circuits for aggregate revenues of over $24.0 million during 1997-1998. The Company also entered into an interconnection agreement with Bell Atlantic that will facilitate its entry into the data communications business.

     Over 3,100 route miles of the network expansion had been completed through February 28, 1997. The Company has entered into several agreements with other carriers that will result in reductions or offsets to its per-route-mile cost of construction, including:

     (i) a contract with LCI pursuant to which LCI will purchase an indefeasible right to use fibers from Chicago to Los Angeles for approximately $97.9 million;

     (ii) a contract with MCI pursuant to which MCI will purchase an indefeasible right to use fibers from Los Angeles to New York for approximately $121.0 million. This contract replaces a $20.0 million lease contract with MCI for OC-48 capacity announced in January 1997;

     (iii) a contract with Vyvx to exchange the use of certain fibers on the Company's New York to Los Angeles route for the use of fibers on a 1,600-mile route Vyvx is constructing from Washington, D.C. to Houston;

     (iv) joint construction contracts with other carriers: LCI (Youngstown, Ohio -- Toledo), DTI (Anderson, Missouri -- Kansas City), and CCTS (Riverdale, Illinois -- Chicago). These arrangements allow the Company and the other carriers to share the costs of construction of these routes;

     (v) a contract with MFS, a recently acquired subsidiary of WorldCom, pursuant to which MFS will include fibers for the Company in a route MFS is constructing from Cleveland through upstate New York to New York City. This route, which replaces a previously planned Company route from Cleveland to Philadelphia, will substantially increase the scope of the Company's network by including cities in upstate New York, bring the network to Albany (which may facilitate a future extension to Boston), and provide many additional fibers into New York City; and

     (vi) other contracts providing for the Company to sell another carrier the use of fibers in routes the Company is constructing: GST (Phoenix to the Arizona-New Mexico border) and WorldCom (Phoenix -- Las Vegas).

     In January 1997, the Company entered into agreements to purchase two long distance companies, LDS, a switchless reseller with 1996 revenues of approximately $30.0 million, and Telecom One, a switchless reseller with 1996 revenues of approximately $8.0 million. The consideration for these acquisitions will be the Company's common stock (the "Common Stock"). The Company expects to complete these acquisitions in 1997 upon the satisfaction of certain conditions, including receipt of regulatory approvals. For a description of how many shares of the Common Stock will be issued pursuant to these acquisitions, see
"-- Acquisitions."

BUSINESS STRATEGY

     The Company's primary business objectives over the near term are: (i) to continue to increase revenue from its switched long distance services business;
(ii) to complete the route from New York to Los Angeles via St. Louis and a substantial portion of the route from New York to Houston via Atlanta in 1997; and (iii) to utilize its expanded network to increase its revenues and profitability.

     The key elements of the Company's strategy to achieve these objectives are:

     Reducing Costs. The Company seeks to achieve substantial cost savings through the network expansion by reducing the amount of capacity it would otherwise obtain from other carriers. The Company incurred costs (including through noncash capacity exchanges) of $60.1 million for off-net fiber optic capacity from other carriers for 1996. In the event the Company achieves revenue growth in the private line business or the switched long distance business, its usage of long distance transmission capacity (including capacity leased from other carriers) will increase. The Company believes the network expansion will enable it to reduce expenditures for capacity now leased off-net (and to reduce the additional expenses for leasing capacity that would otherwise be required to support revenue growth) and thereby increase its operating cash flow, because the new fiber routes: (i) should carry much of the traffic that would otherwise be transmitted over off-net circuits and (ii) may enable the Company to enter into additional exchanges of fiber capacity with other carriers. See "-- The Company's Network" and "-- Risk Factors -- Risks Relating to Completion of the Network Expansion."

     Increasing Private Line Revenues. The Company's ability to expand its private line business has previously been limited because the existing network owned by the Company is geographically limited and because the digital microwave portion of its network has been utilized at or near its maximum practical capacity. The Company seeks through the network expansion to install high-capacity new routes and substantially increase the capacity of certain existing routes, allowing the Company to lease additional circuits to its customers, including high-capacity circuits such as OC-48's, OC-12's and OC-3's. The network expansion has already enabled the Company to obtain significant orders for capacity on the new routes. The Company entered into a contract in September 1996 with a major long distance carrier for the Company to provide DS-3 circuits, each with a one-year term, principally along the route from New York to Los Angeles via St. Louis. The carrier has ordered circuits under the contract for aggregate revenue in excess of $24.0 million during 1997-1998. The Company continues to seek significant new orders over the network expansion routes and believes that it is well positioned to obtain such orders.

     Establishing a Platform for Capacity-Intensive Data Applications. The Company is using advanced fiber optic technology in the network expansion. The expanded network will have SONET technology and the broadband capabilities to provide a platform to support advanced, capacity-intensive products such as Frame Relay, ATM, multimedia and Internet related applications. In 1996 the Company began equipping its network with the data switches and other equipment necessary to enter into the Frame Relay and ATM transmission business. This equipment, in connection with the network expansion and additional equipment and software to be installed in 1997, should allow the Company to enter into the business of Frame Relay and ATM transmission for Internet and Intranet providers and other large users of data capacity. The Company began beta-testing with such facilities in late 1996 and will begin offering such services in the first half of 1997.

Although such services will not be a significant source of revenues in 1997, the Company expects that the market for such high-capacity data uses will grow substantially in the future along with the expected growth of Internet and Intranet use. To position itself to benefit from such growth, the Company seeks to establish itself as a high quality provider of choice of these services. The Company entered into an interconnection agreement with Bell Atlantic in late 1996 that will facilitate its entry into the data services business. See "-- The Company's Network" and "-- Risk Factors -- Development Risks of the Frame Relay and ATM Transmission Business."

     Providing Backup Routing for Major Carriers. An area of growth in certain markets for the Company in recent years has been the provision of circuits to facilities-based carriers such as AT&T, MCI, Sprint and WorldCom (the other four companies that currently own coast-to-coast digital networks), to be used as alternative routes by such carriers in the event of a service outage. Such companies prefer alternative routes separated geographically from their routes to increase the possibility that the alternative route will be functional in the event of a natural disaster. The Company has planned the network expansion to be separated geographically as far as practicable from the existing fiber routes of such carriers. The Company believes that the network expansion, with the resulting significant increase in fiber optic geographic coverage and capacity, will greatly increase the attractiveness of the Company's network as alternative routing to certain major carriers as a backup to their own networks.

     Capitalizing on Excel Relationship. The Company views Excel as the "anchor tenant" of its switched network, providing the Company with significant traffic volumes on which to base its entry into the switched long distance services business. The Company seeks to maintain and increase its level of traffic from Excel, which currently obtains the bulk of the switched long distance services it requires from other carriers, through customer service, network quality and geographic availability. See "-- Switched Long Distance Services -- Customers and Marketing." Excel entered into a four-year, $900.0 million contract to purchase switched long distance services from WorldCom and a two-year, $120.0 million contract to purchase switched long distance services from MCI. Although the Company believes that Excel's commitments to WorldCom, MCI and its other suppliers will not impair Excel's relationship with the Company, WorldCom and MCI will be significant competitors for Excel's business. See "-- Risk
Factors -- Reliance on Major Customers."

     Establishing Other Long-Term Relationships. The Company seeks to establish a dependable revenue stream through long-term relationships with its customers. The Company has private line contracts (generally on a long-term basis) with over 200 long distance carriers, including AT&T, MCI, Sprint, WorldCom, Cable & Wireless, Frontier and LCI. The Company has historically enjoyed a high customer retention rate in its private line business. Although the Company's switches first became fully operational in the first quarter of 1996, the Company has already entered into contracts with over 70 long distance resellers.

     Providing an Automated Software Interface. The Company seeks to increase its attractiveness to existing and potential customers of switched long distance services by providing a sophisticated automated interface to the Company's computer system through its proprietary IXC Online software. Utilizing IXC Online, customers are able to access up-to-date information regarding their end-user customers and the calls made by such end-users. IXC Online is designed to allow each of the Company's carrier customers to: (i) download call detail records for its end-users for billing purposes; (ii) arrange with the appropriate LEC to register the carrier as the designated long distance carrier for its new end-users; and (iii) file trouble reports for resolution.

     Acting as an Alternative Switched Long Distance Services Provider. The Company believes that it is well positioned to attract long distance resellers as customers for its switched long distance services because: (i) it is not currently a significant competitor for sales to end users; and (ii) it provides more focused service to its reseller customers, since servicing such customers is its primary business, unlike its major competitors (AT&T, MCI, Sprint, WorldCom and Frontier) whose main business is selling retail long distance service to end-users in competition with their reseller customers. See
"-- Switched Long Distance Services" and "-- Risk Factors -- Development Risks and Dependence on Switched Long Distance Business."

     Acquisitions. As part of its growth strategy, the Company has agreed to acquire LDS and Telecom One and may, from time to time, acquire businesses, assets or securities of companies which it believes provide a strategic fit with its business and network. Although the Company currently has no commitments or agreements with respect to any possible acquisitions other than with LDS and Telecom One, it has reviewed potential acquisition candidates and has held preliminary discussions with a number of these candidates. The Company will use shares of its Common Stock as consideration for the LDS and Telecom One acquisitions and may use Common Stock as consideration for other acquisitions. See "-- Acquisitions" and "-- Risk Factors -- Acquisition Risks."

THE COMPANY'S NETWORK

  Services

     The Company provides two basic services: (i) private line services; and
(ii) switched long distance services. In addition, the Company is entering into the business of providing data services.

     Private Line Services. A private line is an unswitched telecommunications transmission circuit used by customers, such as non-facilities-based carriers that have switches but do not own transmission facilities, to transport their traffic between LATAs. Calls being transmitted over a private line circuit for a carrier customer are generally routed by the customer through a switch to a receiving terminal in the Company's network. The Company transmits the signals over a private line to the terminal where the signals exit the Company's network. The signals are generally then routed by the carrier customer through another switch and to the call recipient through a LEC. The Company typically bills carrier customers a fixed monthly rate depending on the capacity and length of the circuit, regardless of the amount the circuit is actually used. See "-- Private Line Services."

     Switched Long Distance Services. Switched long distance services are telecommunications services such as residential and commercial long distance service that involve processing calls through the switches of a carrier. Among the Company's switched long distance services product offerings are two basic services: (i) call origination and termination services and (ii) call termination services. For non-facilities-based carriers such as switchless carriers, the Company provides call origination and termination. This generally includes: (i) arranging with the caller's LEC to connect the call to the Company's switching center (this is referred to as "origination") and (ii) transmitting the call to another Company switching center or a hub connecting the call to the recipient's LEC and arranging with the LEC to connect the call to the recipient (this is referred to as "termination"). Other customers (for example, non-facilities based carriers with regional switches in certain areas but not in others) require termination but not origination services. In this case, the customer delivers a call to the Company's switching center and the Company transmits the call to the recipient's LEC, which then terminates the call. The Company typically bills the customer at a variable rate depending on the duration, day and time of day of the call and whether the call is intrastate, interstate or international. See "-- Switched Long Distance Services."

     Data Services. Data services are telecommunications services such as ATM and Frame Relay that provide highspeed transmission of data. The Company will offer these services to carriers for resale to end users. Although the Company is still beta-testing its data services facilities, when these facilities are in commercial use the Company intends to bill customers for data services generally at a variable rate depending on usage.

  Facilities

     The Company is one of only five carriers that currently owns a coast-to-coast digital network. As of February 28, 1997, the Company's network included approximately 10,000 route miles (containing over 96,000 fiber miles). Prior to beginning construction of the network expansion in late 1995, the Company owned a coast-to-coast network containing over 1,700 route miles of fiber optic cable and over 5,000 route miles of digital microwave. As of February 28, 1997, the Company and its partners in cost-saving arrangements had substantially completed over 3,100 fiber route miles of the network expansion.

     The Company's own facilities are supplemented with over 200,000 DS-3 miles of fiber capacity obtained from other carriers. Of such capacity, over 161,000 DS-3 miles are leased by the Company. Approximately

39,000 DS-3 miles of such capacity are obtained by the Company through long-term capacity-exchange agreements with MCI and WorldCom whereby the Company trades capacity or fibers on its fiber network for capacity on the other carriers' networks. In addition, the Company has recently entered into agreements with CCTS and LCI to exchange OC-48 capacity on certain routes. The Company has been able to negotiate these significant exchange agreements because of the placement of the Company's existing networks in locations where other facilities-based carriers require additional capacity and the comparatively large expense to such other carriers of constructing new fiber optic facilities. Such exchange agreements increase the scope of the Company's network through the addition of the exchanged capacity while reducing the Company's cash expenditures for off-net facilities.

     The Company's network includes five digital switches located in Los Angeles, Dallas, Chicago, Philadelphia and Atlanta, each directly connected over either on-net or off-net private line circuits: (i) to at least two other switching centers; (ii) to certain of the Company's over 50 Hubs (local connection points); and (iii) to certain LEC Central Office switches. The Company plans to install additional switches in 1997 in Fresno, California, Joplin, Missouri and New York, New York. The Hubs are connected (generally by off-net circuits) to LEC Central Office switches, which in turn are connected to end-user telephone lines. The switches utilize common channel signaling (SS7), which reduces connect time delays and directs calls using least-cost routing. The Company's network also includes ten Frame Relay-ATM data switches located in major cities. The Company's switched operations are supplemented by agreements with Allnet and WorldCom. Under such agreements, Allnet and WorldCom supply switched capacity to the Company on a per-minute basis, automatically handling calls routed through LEC Central Offices not connected to the Company's Hubs or switches and calls which exceed the capacity of the Company's switched network.

     The capacity of the Company's switches may be expanded with processor upgrades, additional memory and ports. The Company plans to add more ports and other equipment for its existing switches and to add additional switches as required to accommodate customer demand. While the Company cannot yet ascertain the capital cost of such ports, additional equipment and switches, the Company anticipates that it will be able, subject to certain restrictions under the indenture (the "Indenture") for the Company's outstanding $285.0 million principal amount of 12 1/2% Senior Notes due 2005 (the "Senior Notes"), to obtain such equipment under capital leases.

  Network Reliability

     The Company's network offers a reliable means of transmitting large volumes of voice and data signals. To assist in providing reliable and high-quality transmission service, all important functions of the network are monitored during regular business hours from regional operations centers in Columbus, Kansas City, Fort Worth and Tucson. Thereafter, monitoring is conducted from the Company's national operations center in its Austin headquarters. The national center also provides overall system monitoring on a 24-hour basis. This system alerts the Company to situations which could affect customer transmission and generally allows the Company to take remedial actions before customer service is affected. In addition, at December 31, 1996, the Company employed approximately 34 operations personnel who are based along the network to perform preventative maintenance as well as repair functions on its private line network. Company operations personnel conduct annual system performance testing and make periodic unannounced visits to terminal sites to evaluate technician performance. At December 31, 1996, the Company maintained a staff of 21 technicians to provide maintenance and other technical support services for switched long distance services.

  Network Expansion

     In 1995 the Company undertook a significant increase in its network. The Company believes the network expansion will improve its profitability and cash flow by improving its cost of communications services as it moves traffic onto facilities it owns and increasing its revenues by allowing the lease of substantial additional private line capacity. The network expansion is planned to add thousands of additional fiber route miles to increase the geographic scope and capacity of the Company's previously existing network. It will connect the Company's switches with high-capacity private line circuits, utilizing advanced fiber optic technology capable of efficiently transmitting capacity-intensive services, such as Internet, Intranet and multimedia applications,

Frame Relay and ATM. The routes of the network expansion are planned to be generally geographically diverse from the existing fiber networks of AT&T, MCI, Sprint and WorldCom.

     In 1996 the Company began equipping its network with the data switches and other equipment necessary to enter into the Frame Relay and ATM transmission business. This equipment, in connection with the network expansion and additional equipment and software being installed in 1997, should allow the Company to enter into the business of Frame Relay and ATM transmission for Internet and Intranet providers and other large users of data capacity. The Company began beta-testing such facilities in late 1996 and will begin offering such services in the first half of 1997. Although such services will not be a significant source of revenues in 1997, the Company expects that the market for such high-capacity data uses will grow substantially in the future along with the expected growth of Internet and Intranet use. To position itself to benefit from such growth, the Company seeks to establish itself as a high quality provider of choice of these services.

     The Company estimates that the network expansion will produce additional cost savings by supporting growth in its private line and switched long distance businesses which would otherwise require significant off-net capacity usage. The network expansion will enable the Company to avoid increased expenditures for leasing off-net capacity because the new fiber routes: (i) should carry much of the traffic that would otherwise be transmitted over off-net circuits and (ii) may enable the Company to enter into additional exchanges of fiber capacity with other carriers. In this way, the Company seeks to improve cash flow through increasing revenues and improving certain costs. The network expansion has already enabled the Company to obtain significant orders for capacity on the new routes. The Company entered into a contract in September 1996 with a major long distance carrier for the Company to provide DS-3 circuits, each with a one-year term, principally along the new route from New York to Los Angeles via St. Louis. The Company will supply circuits under the contract for aggregate revenues in excess of $24.0 million during 1997-1998. The Company continues to seek significant new orders over the network expansion routes and believes that it is well positioned to obtain such orders.

     Construction. The Company has planned the network expansion to cover, to the greatest extent practicable, routes where one or more of the following factors are present: (i) customer demand indicates a need for high-capacity fiber network on the route; (ii) the route is attractive as a complement to the routes of other carriers, which may enable the Company to lease its new capacity on the route to other carriers or exchange a portion of its new capacity on the route for capacity from other carriers; or (iii) the capacity will replace capacity leased by the Company from other carriers. At the time of the initial public offering of the Company's Common Stock (the "IPO") in July 1996, the Company had planned to construct the network expansion in two phases: Phase I from Philadelphia through Chicago, Dallas and Phoenix to Los Angeles and Phase II from New York to Houston along with additional spurs to the Phase I route. The Company's plans for the network expansion routes and the scheduled completion of such routes have changed because the Company has been successful in selling capacity on certain uncompleted routes and in entering advantageous cost-saving arrangements and because of certain delays in constructing portions of the planned routes. The most significant route changes made include (i) acceleration of the Joplin, Missouri to Kansas City route originally planned for Phase II because significant new capacity on the route has been ordered by the Company's customers; (ii) replacement of the AkronPittsburgh-Philadelphia route with a Cleveland-upstate New York-New York City route because of a cost-saving arrangement with MFS through which MFS will include fibers for the Company in the route which MFS is constructing for its own use, and (iii) acceleration of the Washington, D.C. to Houston route originally planned for Phase II because, pursuant to the cost-saving arrangement entered into with Vyvx, Vyvx will construct such route (at no cash cost to the Company other than the costs of electronics to equip the route) for the Company in exchange for fibers elsewhere on the Company's network.

     Although such changes in the planned routes make exact comparisons impossible, the Company believes that the network expansion is progressing well, without significant delays or cost overruns. The Cleveland to Phoenix portion of the route from New York to Los Angeles via St. Louis is now complete. In addition, to meet customer demand, the Company has augmented that route to include: (i) a Kansas City to Joplin, Missouri route and other routes not originally planned for Phase I; and (ii) substantially more electronics than originally planned. The New York to Cleveland portion of the network expansion is scheduled for completion in the fourth quarter of 1997. The Phoenix to Los Angeles portion of the network expansion is also scheduled for completion in 1997.

     The Company presently plans to complete the network expansion along the following routes (the routes and expected delivery dates are subject to change):

     (i) One route will consist of a fiber optic route to supplement the Company's existing New York-Los Angeles route, which consists primarily of digital microwave facilities which are now used to capacity. This coast-to-coast route is to extend from New York to Los Angeles over new fiber optic cable through upstate New York, Cleveland, Chicago, St. Louis, Dallas and Phoenix. This route, much of which is already complete, is scheduled for completion in 1997.

     (ii) An additional route is now under construction from New York via Washington, D.C. and Atlanta to Houston. The Washington-Houston portion of the route will be constructed by Vyvx and is scheduled for completion by the end of 1997. The portion of the route from New York to Washington, D.C. is also scheduled to be completed by the end of 1997.

     (iii) Routes are also planned for later construction from Los Angeles to San Francisco, from Houston to Dallas, from Toledo to Detroit, and from South Bend to Chicago.

     Additional routes will be added to the network expansion as opportunities for advantageous cost sharing or exchange arrangements arise or as customer demand requires.

     The Company plans generally to light initially only four of the new fibers in the route from New York to Los Angeles via St. Louis and the route from New York to Houston via Atlanta (which will add an aggregate of approximately 350,000 DS-3 miles to the Company's network). Certain of the remaining fibers will be reserved and used as a platform to support emerging capacity-intensive data and multimedia applications. The Company intends to light additional fibers as needed in the future and may use the other additional fibers for sale or exchange arrangements. See "-- Business Strategy" and "-- Risk Factors -- Risks Relating to the Network Expansion."

     A portion of the network expansion is being constructed in connection with an agreement entered into with WorldCom (the "WorldCom Fiber Build Agreement"). Pursuant to this agreement, each company is constructing a fiber route approximately 1,100 miles long and placing fibers for both companies in the route. WorldCom's route extends from Akron through Indianapolis to a suburb of St. Louis, with a spur from Indianapolis to a suburb of Chicago. The Company's route extends from Dallas to Phoenix. Each party will maintain the fiber in its route at no cost to the other party. This arrangement will result in substantial savings for the Company as compared to constructing both routes by itself.

     In December 1996, the Company entered into an agreement with Vyvx whereby the Company will provide Vyvx with the use of fibers from Los Angeles to New York in exchange for the use of fibers from Houston to Washington, D.C. The parties are required to complete their routes by December 31, 1997, with penalties taking effect in July 1998 if one party, but not the other, has failed to complete its route. Although the Company anticipates that it will complete its route in time to avoid any penalty, there can be no assurance in this regard. Such penalties increase from $400,000 per month commencing July 1998 to $800,000 per month commencing October 1998.

     The Company has entered into several additional agreements with others that will result in reductions to its per-route-mile cost of construction, including:

     (i) the LCI Fiber Sale pursuant to which LCI will purchase an indefeasible right to use fibers from Chicago to Los Angeles for approximately $97.9 million;

     (ii) the MCI Fiber Sale pursuant to which MCI will purchase an indefeasible right to use fibers from Los Angeles to New York for approximately $121.0 million. This contract replaces a $20.0 million lease contract with MCI for OC-48 capacity announced in January 1997;

     (iii) a contract with Vyvx to exchange the use of certain fibers on the Company's New York to Los Angeles route for the use of fibers on a 1,600-mile route to be constructed by Vyvx from Washington, D.C. to Houston;

     (iv) joint construction contracts with other carriers: LCI (Youngstown, Ohio -- Toledo), DTI (Anderson, Missouri -- Kansas City), and CCTS (Riverdale, Illinois -- Chicago). These arrangements allow the Company and the other carriers to share the costs of construction of these routes;

     (v) a contract with MFS, a recently acquired subsidiary of WorldCom, pursuant to which MFS will include fibers for the Company in a route MFS is constructing from Cleveland through upstate New York to New York City. This route, which replaces a previously planned Company route from Cleveland to Philadelphia, will substantially increase the scope of the Company's network by including cities in upstate New York, bring the network to Albany (which may facilitate a future extension to Boston), and provide many additional fibers into New York City; and

     (vi) other contracts providing for the Company to sell another carrier the use of fibers in routes the Company is constructing: GST (Phoenix to the Arizona-New Mexico border) and WorldCom (Phoenix -- Las Vegas).

     Cost. The principal components of the cost of the network expansion will include: (i) fiber optic cable; (ii) engineering and construction; (iii) electronics; and (iv) rights-of-way. The rights-of-way will be provided pursuant to long-term leases or other arrangements (some of which may provide for substantial continuing payments) entered into with railroads, highway commissions, pipeline owners, utilities or others. Although the Company has not yet obtained all the necessary rights-of-way along the planned routes, the Company anticipates that the rights-of-way will be available.

     Through the WorldCom Fiber Build Agreement, the Vyvx fiber exchange and the other cost-saving arrangements described above, the Company has reduced its expected cost of the network expansion. The Company seeks to enter into additional cost-saving arrangements such as: (i) including additional fibers in the network expansion for lease or sale to other carriers; (ii) exchanging excess fibers or capacity on the Company's expanded network for excess fibers or capacity on other carriers' networks; and (iii) obtaining the right to install Company-owned fibers in new fiber optic routes being constructed by other carriers along the proposed network expansion routes in exchange for the Company
(a) sharing construction costs with the other carrier, (b) allowing the other carrier to use excess Company fiber elsewhere in the Company's network, or (c) allowing the other carrier to add its own fibers to segments of the network expansion. The Company has had experience with arrangements of this type with several major carriers, including MCI, Sprint, Cable & Wireless, WorldCom and LCI.

     The Company anticipates that the routes from New York to Los Angeles via St. Louis and from New York to Houston via Atlanta will cost approximately $310.0 million (taking into account the effect of cost-saving arrangements it has already entered into). After deducting the net proceeds of the LCI Fiber Sale and the MCI Fiber Sale, the net cost of these routes will be less than $120.0 million or approximately $19,000 per route mile. The Company will seek to meet the remaining costs of the 1997 and 1998 network expansion through: (i) cash on hand; (ii) the proceeds of the Convertible Stock Sale; (iii) the proceeds of the LCI Fiber Sale, the MCI Fiber sale or other fiber sales; (iv) additional costsaving arrangements; (v) cash flow from its existing operations;
(vi) increased cash flow resulting from reduced off-net capacity costs as segments of the network expansion are completed; (vii) if the Company is able to successfully develop the switched-products business, increased cash flow from the switched-products business; and (viii) vendor financing the Company may seek. In the event no other cost-saving arrangements are entered into, and the sources of cash referred to above are not available as soon as desired, the Company anticipates that, to complete the network expansion, it will be necessary either: (i) to meet the remaining costs through a combination of debt or equity funding (subject to the restrictions set forth in the Indenture); or
(ii) to slow or delay the construction until sufficient funds are available. There can be no assurance that sufficient cash will in fact be available from the sources listed above. See "-- The Company's Network," "-- Business Strategy," "-- Risk Factors -- Risks Relating to the Network Expansion" and "Management's Discussion and Analysis of Financial Condition and Results of Operations -- Liquidity and Capital Resources."

     Construction Management. The Company's management and staff have substantial experience in the construction of long-haul telecommunications systems. The Company's existing nationwide digital network including 3,100 miles of fiber optic cable completed as part of the network expansion and its 346-mile Texas fiber network constructed in 1993, were engineered and constructed by the Company. The completed segments of the network expansion and Texas fiber network incorporated modern fiber optic cable and SONET optronics. In addition, the Company successfully closed contracts on its Texas fiber network with AT&T, MCI and Sprint after such companies carefully reviewed the Company's engineering and operations capabilities. The Company believes that its experienced engineering and operations management and staff have the requisite skills and experience to successfully complete the network expansion.

PRIVATE LINE SERVICES

  Overview

     Substantially all of the Company's 1995 revenues, approximately 49% of its revenues in 1996 and approximately 37% of its revenues in the fourth quarter of 1996 were generated by its private line business. The Company has private line circuit contracts with over 200 long distance carriers.

  Strategy

     The Company is seeking to increase revenues in its private line business through meeting these primary objectives: (i) expanding its network to provide additional capacity on its existing routes and high-capacity new routes to provide access to major population centers (including routes which may be attractive to major carriers as backup routes); (ii) providing high-quality, reliable private line services on a fixed-cost basis at rates generally below those currently offered by AT&T and competitive with those offered by other carriers; and (iii) using the expanded network as a platform to support increased private line circuit demand which may result in the future from Frame Relay, ATM, multimedia, Internet and other capacity-intensive applications.

     The Company is seeking to decrease expenses in its private line business through the network expansion, which the Company anticipates will allow it to move traffic from circuits leased from other carriers to its own network.

  Customers and Marketing

     The Company has private line contracts with over 200 long distance carriers, including AT&T, MCI, Sprint, WorldCom, Cable & Wireless, Frontier and LCI. The Company also provides private line transmission to customers after contract expiration on a month-to-month basis. The Company's private line contracts provide for fixed monthly payments, generally in advance. Many of such contracts contain substantial "take or pay" commitments. The Company has historically enjoyed a high customer retention rate in its private line business.

     The Company markets its private line circuit capacity generally to: (i) facilities-based carriers that require private line capacity where they have geographic gaps in their facilities, need additional capacity or require geographically different, alternative routing; and (ii) non-facilities-based carriers requiring private line capacity to carry their customers' long distance traffic. The Company focuses most of its direct sales efforts on providing customer support services to existing customers and on adding new customers. The Company's long-haul circuit sales force at December 31, 1996 consisted of ten account managers based at the Company's headquarters in Austin and at direct sales offices in or near Washington, D.C., New Haven, San Francisco, Kansas City, Chicago, St. Louis, Houston and Sunrise Beach, Missouri.

     During 1994, 1995 and 1996, WorldCom and Frontier, the Company's two largest private line customers, accounted for 25% and 23%, 20% and 21%, and 8% and 10% respectively, of the Company's revenues. During 1996, the Company leased transmission capacity to 252 customers. The ten largest private line customers during that year accounted for approximately 36% of revenues. See "-- Risk Factors -- Reliance on Major Customers."

  Prices and Contracts

     The Company's strategy is to offer prices generally lower than those of AT&T and competitive with the prices of other carriers, to permit the Company's customers, through a stable, long-term fixed pricing structure, to maintain control over transmission costs. The Company's private line transmission agreements with its customers generally provide for original terms of one to three years and for monthly payment in advance on a fixed-rate basis, calculated according to the capacity and length of the circuit. Many of such contracts contain substantial "take or pay" commitments. Furthermore, circuit orders under private line agreements are generally for a term of one year or more and may not be cancelled by the customer. However, the agreements generally provide that the customer may terminate the affected service without penalty "for cause" in the event of substantial and prolonged outages arising from causes within the Company's control, and for certain other defined causes. Generally, the lease agreements further provide that the customer may terminate the agreement "for convenience" at its discretion at any time upon notice to the Company. However, termination for convenience generally requires either full payment of all charges through the end of the lease term or the payment of substantial termination fees intended to allow the Company to recover certain costs and, in some cases, lost profits. Damages attributable to a customer's termination of the agreement are generally reduced, however, by an offset for any income the Company earns from re-leasing the terminated capacity during the remaining portion of the lease term.

  Competition

     In providing private line capacity, the Company competes with AT&T, which is the largest supplier of long distance voice and data transmission services in the United States, MCI, WorldCom and Sprint, all of which have substantially greater financial resources than the Company and a far more extensive transmission network than the Company's network. As a result of the Telecommunications Act and recent WTO Agreement (as defined below), the Company and its customers will also face competition from the RBOCs, GTE and others such as electric utilities, cable television companies and foreign companies. Qwest has announced its intention to construct a coast-to-coast fiber optic network and Frontier has announced that it will pay $500 million for fibers in Qwest's network. As such network is completed, Qwest will become a competitor of the Company and Frontier may also become a competitor of the Company in the long-haul business. Important competitive factors in the long-haul business are price, customer service, network location and quality, reliability and availability. See "-- Private Line Services." The Company also competes on a regional basis with major regional carriers. Important competitive factors in the long-haul business are price, customer service, network location and quality, reliability and availability. See "-- Risk Factors -- Competition."

SWITCHED LONG DISTANCE SERVICES

  Overview

     In late 1995, the Company expanded into the business of selling switched long distance services to long distance resellers in order to complement its private line business and to capitalize on its ability to provide switched services over its own network. Switched long distance services are telecommunications services that are processed through the Company's digital switches and carried over long-haul circuits and other transmission facilities owned or leased by the Company. During 1995, the Company set up the infrastructure for its switched long distance business by installing its switches, connecting them to its network and to the LECs, acquiring software, hiring personnel and entering into contracts with customers. The Company's switched network became fully operational in February 1996. The Company sells switched long distance services on a per-call basis, charging by MOUs with payment due monthly after services are rendered. The Company believes that it is well-positioned to attract long distance resellers as customers for its switched long distance services because: (i) it is not currently a significant competitor for sales to end users; and (ii) it provides more focused service to its reseller customers, since servicing such customers is its primary business, unlike its major competitors whose main business is selling retail long distance service to end users.

  Strategy

     The Company seeks to rapidly increase revenues from its switched long distance business through: (i) long-term arrangements with significant customers and customers the Company considers likely to grow quickly; (ii) providing a sophisticated automated software interface with its customers; (iii) offering pricing which is generally lower than that charged by AT&T and competitive with that of other long distance service providers; and (iv) acquisitions. The Company seeks to increase the profitability of its switched long distance services business by decreasing its average cost per MOU through efficiencies achieved with higher volumes and through reducing network costs through the network expansion. See "-- Business Strategy."

  Customers and Marketing

     The Company focuses its sales efforts on directly contacting large reseller customers with monthly volumes of at least $1 million and smaller, growing resellers with volumes between $50,000 and $250,000 per month that the Company expects to be reasonably likely to grow to the $1 million per month level. The Company's switched-products sales force at December 31, 1996 included 29 sales executives based at the Company's headquarters in Austin and at direct sales offices in Atlanta, Dallas, Denver and Los Angeles. Although sales of switched long distance services to end-user customers do not currently account for a significant portion of the Company's switched long distance business, LDS and Telecom One, companies which the Company expects to acquire, do sell directly to end users. In addition, the Company may, from time to time, consider acquiring other long distance resellers or end-user customer bases. Notwithstanding such potential acquisitions, however, the Company does not expect to change its strategic focus from its reseller customers. Instead, the Company intends to operate any such acquired companies separately from its reseller business so as to ensure its continued focus on reseller customers.

     Excel. Excel, the Company's largest customer of switched long distance services, is contractually obligated to utilize at least 70 million minutes of traffic per month. Excel's commitment continues through the earlier of the date on which Excel has routed 4.2 billion minutes over the Company's network or June 30, 2001. As of February 28, 1997, approximately 3.3 billion minutes of the commitment remained. The minimum commitment is subject to reduction or termination: (i) if Excel installs its own switches and invites the Company to bid along with other carriers (to win such bids, the Company would have to be the lowest bidder) to provide Excel with the long-haul circuits utilized by such switches (even if this did occur, Excel would still have to meet the minimum commitment of 70 million minutes per month until June 30, 1998); or (ii) for breach of contract by the Company or for other reasons which the Company believes should be under its control. Although Excel's minimum commitment is 70 million minutes per month, its usage increased substantially above the minimum commitment by December 1996. The Company is Excel's main or sole supplier of 1 Plus Switched Service in over 50 LATAs. The Company believes that Excel will utilize the Company's 1 Plus Switched Service for most or all of Excel's growth in such LATAs.

     Customer Contracts. The Company's rates for switched long distance services generally vary with the duration of the call, the day and the time of day the call was made and whether the traffic is intrastate, interstate or international. The rates charged are not affected by which facilities are selected by the Company's switching centers for transmission of the call or by the distance of the call. Different rates are applied to combined origination and termination services than are applied to termination services. The agreements between the Company and its customers for switched long distance services generally provide for payment in arrears based on MOUs. The agreements generally also provide that the customer may terminate the affected service without penalty in the event of substantial and prolonged outages arising from causes within the Company's control, and for certain other defined causes. Generally, the agreements provide that the customer, in order to avoid being obligated to pay higher rates (or, in some cases, penalties), must utilize at least a minimum dollar amount (measured by dollars or MOUs) of switched long distance services per month for the term of the agreement.

     Customer Care. The Company believes that customer support is an important factor in attracting and retaining customers for its switched long distance services. Customer service for switched long distance services includes processing new accounts, responding to inquiries and disputes relating to billing, credit adjustments and cancellations and conducting technical repair and other support services. IXC Online is designed to allow each of the Company's carrier customers to: (i) download current call detail records for its end-users for billing purposes; (ii) arrange with the appropriate LEC to register the carrier as the designated long distance carrier for its new end users; and (iii) file trouble reports for resolution. The Company employed approximately 45 people in its switched long distance services customer service group as of December 31, 1996. See "-- Risk Factors -- Development Risks and Dependence on Switched Long Distance Business."

  Decreased Costs through Increased Volumes

     Large MOU volumes should enable the Company to spread its fixed costs over more MOUs and to more efficiently configure its network, reducing the cost per MOU. The Company seeks to efficiently configure the circuits available so that calls are completed on a cost-effective basis. The Company periodically analyzes calling patterns using mathematical formulas to determine the circuit capacity required to cost-effectively service the expected call volume. For example, if there is sufficient calling traffic available, the Company may upgrade transmission circuitry in an area from DS-1 to DS3. A similar analysis will be made when deciding whether to install a new switch in a region.

  Services

     The Company markets a variety of switched long distance services, including operator services, directory assistance, international service and the following:

     1 Plus Switched Service. Provides direct-dial service over the Company's digital network.

     1 Plus Dedicated Service. Provides direct-dial service over the Company's digital network for end users that have arranged to connect to the Company's nearest hub through a local loop. This service is less expensive than 1 Plus Switched Service because the access charges of the end-user's LEC are reduced.

     800/888 Switched Service. Provides 800/888 service over the Company's digital network.

     800/888 Dedicated Service. Provides 800/888 service over the Company's digital network for end users that have arranged to connect to the Company's nearest hub through a local loop. This service is less expensive than 800/888 Switched Service because the access charges of the end-user's LEC are reduced.

     Calling Card Service.  Provides telephone card service.

     Debit Card Service.  Provides prepaid telephone card service.

     Switched Termination Service. Provides carrier customers having use of a switch in one area with termination services in other areas.

  Acquisitions

     As part of its growth strategy, the Company has agreed to acquire LDS and Telecom One and may, from time to time, acquire businesses, assets or securities of companies which it believes provide a strategic fit with its business and network. Although the Company currently has no commitments or agreements with respect to any possible acquisitions other than with LDS and Telecom One, it has reviewed potential acquisition candidates and has held preliminary discussions with a number of these candidates. The Company will use shares of its Common Stock as payment for the LDS and Telecom One acquisitions and may use Common Stock as consideration for other acquisitions.

     In January 1997, the Company agreed to purchase all the stock of LDS, a switchless reseller, for a purchase price payable in the Company's Common Stock. LDS is based in Los Angeles and markets to niche ethnic markets (for example, immigrants from Mexico, India and Asia). The acquisition by the Company of LDS is contingent on the satisfaction of a number of conditions, including receipt of certain regulatory approvals from federal and state agencies. There can be no assurance that such regulatory approvals will be obtained or that the other conditions will be satisfied. The exact number of shares to be paid to the LDS shareholders will not be determined until the closing date. The purchase price has two components:

(i) 1,015,385 shares of Common Stock (calculated to be worth $29.7 million based on a per share price of $29.25, the 20-day average closing price of the Common Stock when the agreement was reached), the number of shares will be adjusted depending on the LDS balance sheet at the closing date; and (ii) in the event the five-day average closing price of the Common Stock prior to the closing has increased above $29.25 per share, a number of shares of Common Stock having a market value on the closing date equal to 150,000 multiplied by the amount of the increase. In addition, the Company has agreed to grant certain registration rights to the LDS shareholders upon the closing of the acquisition of LDS. The Company anticipates that this acquisition will be completed in mid-1997.

     In January 1997, the Company agreed to purchase all the stock of Telecom One, a switchless reseller with an agent program, for a purchase price payable in the Company's Common Stock. Telecom One's agent program is an arrangement in which Telecom One pays commissions to agents who sell Telecom One's services to end users. The acquisition by the Company of Telecom One is contingent on the satisfaction of a number of conditions, including the receipt of certain regulatory approvals from federal and state agencies. There can be no assurance that such regulatory approvals will be obtained or that the other conditions will be satisfied. The shareholders of Telecom One will be paid Common Stock in two installments: at the closing date and at the end of 1999. The value of the Common Stock to be issued to the shareholders of Telecom One on the closing date will be equal to 50% of the estimated value of Telecom One, calculated based on revenues. The value of the Common Stock to be issued at the end of 1999 will be equal to 50% of the estimated value of Telecom One, calculated based on its then current revenues and EBITDA. The amount of these payments will be adjusted depending on the Telecom One balance sheet at the payment dates. The Company estimates that the initial payment will be approximately 106,000 shares of Common Stock (or approximately $3.0 million based on a per-share price of $28.14, the average closing price of the Common Stock during the 20-day period prior to the date of the acquisition agreement). In addition, the Company has agreed to grant certain registration rights to the Telecom One shareholders. The Company anticipates that this acquisition will be completed in mid-1997.

     The Company estimates that the aggregate number of shares of Common Stock to be issued to the shareholders of LDS at the closing of the LDS acquisition and in the initial installment of the Telecom One acquisition will be between
1.1 million and 1.3 million. In addition, at the end of 1999, the Company will be required to pay the Telecom One shareholders additional shares of Common Stock, depending upon the future revenues of Telecom One and the balance sheet of Telecom One at the end of 1999, which the Company estimates is unlikely to exceed 200,000 shares.

     The Company expects that the acquisitions of LDS and Telecom One will result in increased revenues to the Company. In addition, the Company believes it can improve the profitability of the acquired companies because it can lower their costs of call transmission. These acquisitions are a part of a Company strategy to expand by acquiring select resellers on advantageous terms as opportunities arise. The Company believes that LDS's niche marketing business and that Telecom One's agent program present solid opportunities for continued growth. The Company does not expect these acquisitions to change its strategic focus of providing services to its reseller customers. Instead, the Company intends to operate the acquired companies under their own names and separately from its reseller business so as to ensure the Company's continued focus on reseller customers. Accordingly, the Company does not believe these acquisitions will adversely affect the Company's relationship with its existing reseller customers although there can be no assurance in this regard. See "-- Risk Factors -- Acquisition Risks."

  Competition

     The Company competes with numerous facilities-based interexchange carriers, some of which are substantially larger, have substantially greater financial, technical and marketing resources and utilize larger transmission systems than the Company. AT&T is the largest supplier of switched long distance services in the United States inter-LATA market. The Company also competes in selling switched long distance services with: (i) other facilities-based carriers, such as MCI, Sprint, WorldCom and certain regional carriers, and (ii) certain nonfacilities-based carriers. Qwest has announced its intention to construct a coast-to-coast fiber optic network and Frontier has announced that it will pay $500 million for fibers in Qwest's network. Upon completion of segments of such network, Qwest and Frontier may also become competitors of the Company. As a result of the Telecommunications Act and recent WTO Agreement, the Company will also now face competition from the RBOCs, GTE and others such as electric utilities, cable television companies and foreign companies. The Company believes that the principal competitive factors affecting it are customer service (particularly with respect to speed in delivery of computer billing records and set-up of new end users with the LECS), ability of the network to complete calls with a minimum of network-caused busy signals, scope of services offered, price, reliability and transmission quality. The Company seeks to compete effectively with other interexchange carriers and resellers on the basis of these factors. The ability of the Company to compete effectively will depend upon its ability to maintain high-quality services at prices generally equal to or below those charged by its competitors. In the United States, price competition in the long distance business has been intensive over the last five years. The FCC has, on several occasions since 1984, approved or required price decreases by AT&T through the imposition of "price cap" regulations. However, the FCC recently classified AT&T as a "non-dominant interexchange carrier," with the effect that AT&T is no longer subject to price regulation of its long distance services. Since the Company believes that its customers generally price their service offerings at or below the prices charged by AT&T for its telecommunications services, reductions by AT&T in its rates may necessitate similar price decreases by the Company. See "-- Risk Factors -- Competition."

     An alternative method of transmitting telecommunications traffic is through satellite transmission. Satellite transmission is superior to fiber optic transmission for distribution communications, for example, video broadcasting. Although satellite transmission is not preferred to fiber optic transmission for voice traffic in most parts of the United States because it exhibits a slight (approximately one-quarter-second) time delay, such delay is not important for many data-oriented uses. In the event the market for data transmission grows, the Company will compete with satellite carriers in such market. Also, at least one satellite company, Orion Network Systems, Inc., has announced its intent to provide internet access services to businesses through satellite technology.

REGULATION

     Certain subsidiaries of the Company operate as communications common carriers. These subsidiaries are subject to applicable FCC regulations under the Communications Act of 1934, as amended (the "Communications Act"), some of which may be affected by the Telecommunications Act and regulations being promulgated thereunder. See "-- Risk Factors -- Recent Legislation and Regulatory Uncertainty." In addition, those subsidiaries which operate the Company's microwave network are subject to applicable FCC regulations for use of the radio frequencies. The FCC issues licenses to use certain radio frequency spectrum at transmitter site locations. Each license gives the Company the right to operate the microwave radio station for the term of the license. Currently, the Company holds licenses to operate the microwave sites in the Company's network. The licenses all expire in 2001. These licenses are renewable upon application containing a statement that they are used in compliance with the applicable FCC rules. The Company expects that the FCC will renew its licenses in due course. The Communications Act currently limits ownership of an entity holding such licenses by non-U.S. citizens, foreign corporations and foreign governments. The Company is subject to regulation by the Federal Aviation Administration with respect to the construction of transmission towers and to certain local zoning regulation affecting construction of towers and other facilities.

     Recent court decisions (which were issued before the Telecommunications
Act) require the FCC to require carriers to file tariffs. However, the FCC currently does not actively exercise its authority to regulate such carriers' rates and services. Moreover, the Telecommunications Act gives the FCC authority to forbear from applying provisions of the Communications Act, including the requirement that carriers file tariffs. The FCC has recently issued an order implementing a mandatory detariffing policy that eliminates the tariff requirements for non-dominant interstate, interexchange carriers. A court challenge of the FCC's order resulted in the order being stayed. (Oral argument is scheduled for September 1997.) The FCC will retain jurisdiction to act upon complaints against any common carrier for failure to comply with its statutory obligations as a common carrier.

     In addition, the FCC recently freed AT&T from price cap regulation. This FCC action may affect the Company, because it competes with AT&T. The FCC's current and future actions could result in decreases in the rates charged to end-user customers by AT&T and other competitors for their services. Thus, one effect of the FCC's action may be to further intensify price competition among long distance companies.

     The FCC regulates many of the rates, charges and services provided by the local exchange carriers. Such regulation can also affect the costs of business for the Company, its customers and its competitors, because carriers such as the Company must purchase local access services from LECs to originate and terminate calls. The FCC's current price cap regulation of the RBOCs and other LECs provides them with considerable flexibility in pricing their services. The pricing of transport services is under an interim rate structure which is a transitional step toward pro-competitive, cost-based transport rates. The FCC has commenced a proceeding to reform access charges and transport rate structure and pricing. As part of access charge reform, the FCC is considering whether to use: (i) a market-based approach, which would ultimately deregulate LEC interstate access services when such services are subject to substantial competition; or (ii) a prescriptive approach, under which the FCC would adopt rules to drive access rates to economically efficient levels. The outcome of the FCC proceeding is impossible to predict, but future changes with respect to access charges are likely.

     The Telecommunications Act, among other things, allows the RBOCs and others to enter the long distance business. Entry of the RBOCs or other entities such as electric utilities and cable television companies into the long distance business may have a negative impact on the Company or its customers. In addition, the Telecommunications Act provides that State proceedings may in certain instances determine access charge rates the Company and its customers are required to pay to the LECs. It is uncertain at this time what effect such proceedings may have on such rates. There can be no assurance that such rates will not be increased. Such increases could have a material adverse effect on the Company and its customers. See "-- Risk Factors -- Recent Legislation and Regulatory Uncertainty" and "-- Industry Overview."

     The ability of the Company to provide long distance services within any State is generally subject to regulation by a regulatory board in that State. As of December 31, 1996, the Company is operating in the 48 contiguous continental United States. The Company has obtained the requisite licenses and approvals in 46 of those States, and is being permitted to operate in the two remaining States while its applications are pending. The Company expects to obtain all such licenses and approvals by the end of 1997.

MEXICAN JOINT VENTURE

     The Company is indirectly participating in the development of a long distance network to engage in the telecommunications business in Mexico by Marca-Tel. The Company indirectly owns 24.5% of Marca-Tel through its ownership of 50% of Progress International which owns 49% of Marca-Tel. The remaining 51% of Marca-Tel is owned by a Mexican individual and Fomento Radio Beep, S.A. de C.V. The other 50% of Progress International is owned by Westel.

     Progress International, which is seeking FCC authority to operate in the United States as an international resale carrier, is responsible for providing all the capital that may be required from Marca-Tel's stockholders in order to finance Marca-Tel. The Company and Westel jointly have contributed funds to Progress International (approximately $7.3 million by the Company as of December 31, 1996), substantially all of which has been used to fund Marca-Tel. Although the Company cannot accurately predict the capital that will be required from Progress International to implement the MarcaTel business plan, it estimates that an additional $45.0 million (and possibly significantly more) will be required by Marca-Tel from the stockholders of Progress International during 1997-1998. Progress International is considering selling equity interests in Progress International to one or more third parties who could assist Progress International with the funding of Marca-Tel. However, Progress International has not had any material discussions in this regard and there can be no assurance that any such funding will be available on satisfactory terms or at all. The Company is currently, and may remain, the primary source of funds available to Progress International for investment in Marca-Tel. Since the ownership interests of the Company and Westel in Progress International are to be proportional to their respective capital contributions, the Company's percentage ownership of Progress International, and therefore its indirect ownership interest in Marca-Tel, could increase if it makes additional capital contributions. The Indenture contains significant limitations on the Company's ability to invest in Progress International or Marca-Tel.

     Marca-Tel is deploying three switching centers and a fiber optic route linking Mexico's three major cities (Mexico City, Monterrey and Guadalajara), with interconnection to the Company's U.S. network at its border crossing at Reynosa/McAllen. Marca-Tel has entered into a turnkey contract with a major international supplier of telecommunications equipment for a portion of this build that provides for interim vendor financing for the equipment and fiber purchases as well as a portion of the construction work. The Company anticipates that Marca-Tel may be able to obtain additional funding through some combination of the following: (i) offerings of debt or equity securities; (ii) other incurrences of debt; (iii) joint venture arrangements with third parties; and
(iv) additional vendor financing of equipment purchases. Initially, such sources of capital likely will not be adequate to meet the needs of Marca-Tel, and the Company anticipates that, until such sources are adequate to enable Marca-Tel to continue to pursue its business plan, it will be necessary for Progress International to fund the shortfall. The Company is not obligated to continue to fund Progress International; however, if Progress International does not fund Marca-Tel's needs, the Company's interest in Progress International, and thus its indirect interest in Marca-Tel, may be diluted or lost entirely. Although the Indenture generally restricts the amount of funding the Company can provide Progress International, the Indenture does allow the Company to use the $12.5 million proceeds from the sale of 840,053 shares of Common Stock to GEPT in a private placement which occurred simultaneously with the closing of the IPO (the "GEPT Private Placement") for Progress International (as of February 28, 1997 approximately $1.1 million of such proceeds remained available for this purpose). The Indenture also allows the Company to fund Progress International with the proceeds of certain equity offerings or, under certain circumstances, with funds raised through debt incurrence or, provided that the Company meets certain financial ratios, from working capital. No assurance can be given that adequate funding sources will be available from Progress International or from third parties to implement Marca-Tel's business plan or, if implemented, that such business plan will be successful.

HISTORY

     IXC Communications, a holding company formed in July 1992, acquired a one-half interest in Electra Communications Corporation ("Electra"), the owner of a fiber optic network in Texas, for $9.0 million. IXC Communications became the sole owner of Electra in 1993 when stock held by the other stockholder was redeemed for $13.7 million. IXC Communications acquired I-Link, Inc., the owner of another fiber optic network in Texas, in 1994 in a stock-for-stock merger. At the same time, it also acquired IXC Carrier, Inc. in a stock-for-stock merger. IXC Carrier has certain subsidiaries that have been active in the communications business for over 25 years, initially serving as analog microwave carriers for television signals for cable operators in Ohio and Texas. Commencing in 1979, IXC Carrier, then a subsidiary of The Times Mirror Company ("Times Mirror"), entered into long-term circuit lease agreements with various carriers such as MCI in Texas and Sprint in the Ohio Valley and began the development of a coast-to-coast network through the acquisition, construction and leasing of microwave and fiber optic facilities.

EMPLOYEES

     As of December 31, 1996, the Company employed 520 people, of whom 242 provided operational and technical services, 58 provided engineering services and the balance were engaged in administration and marketing. The Company's employees are not represented by any labor union. The Company considers its employee relations to be good and has not experienced any work stoppages.

                                  RISK FACTORS

     Statements contained in this Annual Report on Form 10-K regarding the Company's expectations with respect to its network expansion, related financings and fiber sale and cost-saving agreements, future operations and other information, which can be identified by the use of forward-looking terminology, such as "may," "will," "expect," "anticipate," "estimate," "seek" or "continue" or the negative thereof or other variations thereon or comparable terminology, are forward-looking statements. The discussions set forth below constitute cautionary statements identifying important factors with respect to such forward-looking statements, including risks and uncertainties, that could cause actual results to differ materially from results referred to in the forward-looking statements. There can be no assurance that the Company's expectations regarding any of these matters will be fulfilled.

RELIANCE ON CONVERTIBLE STOCK SALE

     Although the Company is seeking to realize approximately $96.5 million in proceeds, after applicable discounts and commissions, from the Convertible Stock Sale, there can be no assurance that the Company will be successful in completing the Convertible Stock Sale, or, if completed, in a sufficient amount so as to realize net proceeds in such amount. The ability of the Company to complete the Convertible Stock Sale is dependent on many factors, including the future prospects of the Company and its industry in general, sales, earnings and other financial and operating results of the Company in recent periods and market conditions. An inability to complete the Convertible Stock Sale would prevent or significantly delay the completion of the network expansion and would have a material adverse effect on the Company.

NEGATIVE CASH FLOW AND CAPITAL REQUIREMENTS

     The Company's total capital expenditures were $136.4 million for 1996 and the Company's EBITDA minus interest expense and capital expenditures (adjusted for the change in working capital) was negative $130.2 million. The Company estimates that the total capital expenditures for 1997 will be $340.0 million (of which $49.7 million were made in the first two months of 1997) and the Company expects to continue to make substantial capital expenditures thereafter. The Company anticipates meeting the cash requirements relating to such capital expenditures from cash on hand, the proceeds of the Convertible Stock Sale, the proceeds of the LCI Fiber Sale and the MCI Fiber Sale, additional cost-saving arrangements, cash flow from its operations and vendor financing it may seek. The amount of actual capital expenditures may vary materially as a result of cost-saving arrangements, increases or decreases in the amount of traffic on the Company's network, unexpected costs, delays or advances in the timing of certain capital expenditures and other factors. See "-- Acquisitions." The Company's ability to meet the cash costs of such capital expenditures is dependent upon the Company's ability to complete the construction of the network expansion in a timely manner and otherwise perform its obligations so that it can complete the LCI Fiber Sale and the MCI Fiber Sale, to enter into cost- saving arrangements with carriers or other large users of fiber capacity, to otherwise raise significant capital and/or to significantly increase its cash flow. The failure of the Company to accomplish any of the foregoing may significantly delay or prevent such capital expenditures, which would have a material adverse effect on the Company and the value of the Convertible Preferred Stock and the Common Stock.

     The Company's switched long distance business will require cash to meet operating expenses. In order to offer switched long distance services, the Company installed switches, connected them to its network and to the LECs, acquired software and hired the personnel needed to establish a national switched network. Taken on a stand-alone basis, the switched long distance business generated negative gross margins over the first two quarters of 1996 and began to generate slightly positive gross margins during the third and fourth quarters of 1996 as the Company began to carry more switched long distance traffic. After allocating selling, general and administrative expense to the switched long distance business, however, it would have generated negative EBITDA for each of the four quarters of 1996. The Company expects that the network expansion will result in an improvement in the gross margins and EBITDA generated by its switched long distance business. For a discussion of important factors that could cause the Company's switched long distance business to fail to generate positive EBITDA, see "-- Risk Factors -- Development Risks and Dependence on Switched Long Distance Business."

     The forward-looking statements set forth above with respect to the estimated cash requirements relating to capital expenditures, the Company's ability to meet such cash requirements, and the Company's ability to improve its gross margins and EBITDA in its switched long distance business are based on certain assumptions, including that: (i) there will be no significant delays or cost overruns with respect to the network expansion; (ii) the Company's contractors and partners in cost-saving arrangements will perform their obligations; (iii) rights-of-way can be obtained on a timely, cost-effective basis; (iv) the routes of the network expansion scheduled for completion in 1997 are substantially completed on schedule; (v) the Company will continue to increase traffic on its switched network; (vi) the Company can successfully commence service for new switched long distance customers and successfully provide switched long distance services on a cost effective basis (including the provision of billing information in an accurate and timely manner) for volumes that it has not previously handled; (vii) the Company can successfully complete the LCI Fiber Sale and the MCI Fiber Sale; and (viii) the Company can obtain vendor financing. See "-- Risk Factors -- Risks Relating to the Network Expansion," "-- Risk Factors -- Development Risks and Dependence on Switched Long Distance Business," "Management's Discussion and Analysis of Financial Condition and Results of Operations" and "-- The Company's Network."

     The cash requirements described above do not include any cash which may be required for acquisitions the Company may make. See "-- Risk
Factors -- Acquisition Risks" and "-- Acquisitions."

RISKS RELATING TO THE NETWORK EXPANSION

     The continuing network expansion is an essential element of the Company's future success. Although the Company has made significant progress, right-of-way acquisition for, and construction of, the New York to Los Angeles via St. Louis route are not yet complete. The Company has, from time to time, experienced delays with respect to the construction of certain portions of the network expansion and may experience similar delays in the future. These delays have not had a material effect on the Company to date but have delayed the receipt of certain revenues from its private line business and have affected operating results, including EBITDA, by delaying the Company's ability to carry long distance traffic over its owned facilities instead of facilities it leases from other carriers. The Company has substantial existing commitments to purchase materials and labor for construction of the network expansion, and will need to obtain additional materials and labor which may cost more than anticipated. See "Management's Discussion and Analysis of Financial Condition and Results of Operations -- Liquidity and Capital Resources." Substantial segments of the route from New York to Los Angeles via St. Louis and all the route from Washington to Houston via Atlanta are being constructed by contractors or, pursuant to cost-saving arrangements, by third parties such as right-of-way providers or carriers that will include the Company's fiber in routes such carriers are constructing for their own use. See "-- The Company's Network" for a description of such cost-saving arrangements. The successful completion of these routes is dependent, among other things, on the performance of such contractors, right-of-way providers and carriers and on the Company's ability:
(i) to obtain rights-of-way; (ii) to manage effectively the construction of the new fiber routes; and (iii) to enter into additional cost-saving arrangements, obtain additional financing and/or significantly increase its cash flow. Difficulties or delays with respect to any of the foregoing may significantly delay or prevent the completion of the network expansion, which would have a material adverse effect on the Company, its financial results and the value of the Common Stock.

     The Company has entered into an agreement with WorldCom, relating to the construction by each party of a fiber route approximately 1,100 miles long and the placing of fiber for the use of both parties in such route. WorldCom's route extends from Akron through Indianapolis to the Missouri-Oklahoma border, with a spur from Indianapolis to a suburb of Chicago. The Company's route extends from Dallas to Phoenix with a spur to Ft. Worth.

     In December 1996, the Company entered into an agreement with Vyvx whereby the Company will provide Vyvx with the right to use fibers from Los Angeles to New York in exchange for the right to use fibers from Houston to Washington, D.C. The parties are required to complete their routes by December 31, 1997, with penalties taking effect in July 1998 if one party, but not the other, has failed to complete its route. Although the Company anticipates that it will complete its route in time to avoid any penalty, there can be no assurance in this regard. Such penalties increase from $400,000 per month commencing in July 1998 to $800,000 per month commencing in October 1998.

     The Company entered into a significant agreement with a major long distance carrier that will obtain private line services from the Company utilizing routes included in the network expansion, including routes under construction. Under this contract, the Company will supply DS-3 circuits for aggregate revenues of over $24.0 million during 1997-1998. Delays in completion of such routes could result in cancellation of orders under such contract.

     In February 1997, the Company agreed to make the LCI Fiber Sale. The agreement provides for (i) the Company to issue credits to LCI in the amount of $3.00 per route mile per day on uncompleted sections if the route is not completed by September 1, 1997 and (ii) the Company to provide OC-48 capacity to LCI along uncompleted sections (which capacity may have to be obtained by the Company from other carriers), if the route is not completed by December 1, 1997.

     In March 1997, the Company agreed to make the MCI Fiber Sale. The agreement provides for the Company to issue a credit to MCI of $100 per route mile per month along any incomplete route segment, commencing January 1, 1998.

     Although the Company does not anticipate undue difficulty in obtaining performance by its contractors or by its partners in cost-sharing arrangements or in acquiring the necessary rights-of-way or in managing the construction of the network expansion, there can be no assurance that such third parties (including WorldCom and Vyvx) will perform or that such rights will be acquired or that the network expansion routes (including the routes from New York to Los Angeles via St. Louis and from New York to Houston via Atlanta) will be completed without significant delays or penalties, within its budget or at all. Increased costs or significant delays in the completion of these routes, including the portion to be constructed by WorldCom or Vyvx, could have a material adverse effect on the Company and the value of the Common Stock. See "-- The Company's Network."

PRICING PRESSURES AND RISKS OF INDUSTRY OVER-CAPACITY

     The long distance transmission industry has generally been characterized by over-capacity and declining prices since shortly after the AT&T divestiture in 1984. The Company believes that, in the last several years, increasing demand has ameliorated the over-capacity and that pricing pressure has been reduced. However, the Company anticipates that prices for its services will continue to decline over the next several years. The Company is aware that certain long distance carriers (WorldCom, MCI, LCI and others) are expanding their capacity and believes that other long distance carriers, as well as potential new entrants to the industry, are considering the construction of new fiber optic and other long distance transmission networks. In particular, Qwest has announced its intention to construct a coast-to-coast fiber optic network and Frontier has announced it will purchase fibers for $500 million in Qwest's network. Although the Company believes that there are significant barriers to entry for some new entrants that may consider building a new fiber optic network, such as substantial construction costs, and the difficulty and expense of securing appropriate rights-of-way, establishing and maintaining a sufficient customer base, recruiting and retaining appropriate personnel and maintaining a reliable network, certain of these barriers may not apply to some new entrants (such as Qwest, utility companies or railroads which already have significant rights-of-way). Since the cost of the actual fiber is a relatively small portion of building new transmission lines, companies building such lines are likely to install fiber that provides substantially more transmission capacity than will be needed over the short or medium term. Further, recent technological advances have shown the potential to greatly expand the capacity of existing and new fiber optic cable. Although such technological advances may enable the Company to increase its capacity, an increase in the capacity of the Company's competitors could adversely affect the Company's business. In addition, the LCI Fiber Sale, the MCI Fiber Sale and the Company's cost-saving arrangements with other carriers, which involve the sale or lease of capacity or fibers on the network expansion, will result in competitors having capacity on the Company's routes, which may in turn result in pricing pressures with respect to traffic carried along these routes. If industry capacity expansion results in capacity that exceeds overall demand in general or along any of the Company's routes, severe additional pricing pressure could develop. In addition, strategic alliances or similar transactions, such as the long distance capacity purchasing alliance among certain RBOCs announced in the spring of 1996, could result in additional pricing pressure on long distance carriers. Furthermore, the marginal cost of carrying additional calls over existing fiber optic cable is extremely low. As a result, certain industry observers have predicted that, within a few years, there may be dramatic and substantial price reductions and that long distance calls will not be materially more expensive than local calls. Price reductions could have a material adverse effect on the Company and the value of the Common Stock. See "Management's Discussion and Analysis of Financial Condition and Results of Operations -- Overview."

DEVELOPMENT RISKS AND DEPENDENCE ON SWITCHED LONG DISTANCE BUSINESS

     The success of the Company in the switched long distance business is dependent on the Company's ability to generate significant customer traffic, to manage an efficient switched long distance network and related customer service and the timely completion of the network expansion, especially the route from New York to Los Angeles via St. Louis. Prior to 1996 the Company had not previously managed a switched long distance network and there can be no assurance that its switched long distance services can generate positive EBITDA or net income. The failure of the Company to generate increased customer traffic, to complete these routes in a timely manner, or to effectively manage the switched network and related customer service or to generate positive EBITDA or net income from the switched long distance business would have a material adverse effect on the Company and the value of the Common Stock. The Company's switched long distance business will require cash to meet its operating expenses. In order to offer switched long distance services, the Company installed switches, connected them to its network and to the LECs, acquired software and hired the personnel needed to establish a national switched network. Taken on a stand-alone basis, the switched long distance business generated negative gross margins over the first two quarters of 1996 and began to generate slightly positive gross margins during the third and fourth quarters of 1996 as the Company began to carry more switched long distance traffic. After allocating selling, general and administrative expense to the switched long distance business, however, it would have generated negative EBITDA for each of the four quarters of 1996. The Company expects that the network expansion will result in an improvement in the gross margins and EBITDA generated by its switched long distance business. The Company has experienced and expects to continue to experience difficulties in commencing services for end users of carrier customers. In late 1996, Excel experienced service interruptions and other difficulties in connection with transferring its end users to the networks of MCI, WorldCom and the Company. The Company has encountered similar difficulties in transferring end user customers of other carriers to its network. These difficulties have, on occasion, led to billing disputes and requests by carrier customers that the Company provide refunds or credits. Although the Company believes that its performance with respect to these matters has met or exceeded industry norms, such difficulties may adversely affect the Company's relationships with its customers.

     Important factors that could cause the Company's switched long distance business to fail to generate positive EBITDA include changes in the businesses of the Company's reseller customers, an inability to attract new customers, or to quickly transfer new customers to its network without problems, the loss of existing customers, problems in the operation of the switched network, the Company's lack of experience with switched long distance services, increases in operating expenses or other factors affecting the Company's revenue or expenses, including delays in the construction of the network expansion. If such traffic does not increase, there can be no assurance that the switched long distance business will ever generate positive EBITDA. In addition, to the extent that LECs grant volume discounts with respect to local access charges, the Company may have a cost disadvantage versus the larger carriers. Furthermore, the credit risk for the Company's switched long distance business is substantially greater than the credit risk for the Company's long-haul business, because switched long distance customers will be charged in arrears on the basis of MOUs (which are frequently subject to dispute), and because many switched long distance customers (in particular, resellers of debit card services) are not as well capitalized as most of the Company's private line customers. See "-- Switched Long Distance Services."

RISKS INHERENT IN RAPID GROWTH

     Part of the Company's strategy is to achieve rapid growth through expanding its switched long distance business and through completing the network expansion. In addition, the Company may from time to time make acquisitions of resellers which it believes provide a strategic fit with its business and network. See "-- Acquisition Risks." The Company's rapid growth has placed, and its planned future growth will continue to place, a significant and increasing strain on the Company's financial, management, technical, information and accounting resources. Continued rapid growth would require: (i) the retention and training of new personnel; (ii) the satisfactory performance by the Company's customer interface and billing systems; (iii) the development and introduction of new products; and (iv) the control of the Company's expenses related to the expansion into the switched long distance business and the network expansion. The failure by the Company to satisfy these requirements, or otherwise to manage its growth effectively, would have a material adverse effect on the Company and the value of the Common Stock. See "-- Private Line Services" and "-- Switched Long Distance Services." An area of recent and anticipated growth for the Company has been in selling private lines to Internet service providers. Because such customers are generally not as well capitalized as most of the Company's private line customers, sales to such customers increase the Company's collection risks.

SUBSTANTIAL INDEBTEDNESS

     The Company is highly leveraged. As of December 31, 1996, the Company had approximately $302.3 million of longterm debt and capital lease obligations (including the current portion thereof) principally related to the Senior Notes. In addition, the Company is engaged in discussion with potential lenders regarding a revolving credit facility (the "Proposed Credit Facility"). The Company anticipates that borrowings under the Proposed Credit Facility would be available with respect to a percentage of its eligible accounts receivable. Although the total availability under the Proposed Credit Facility will vary from time to time according to the aggregate amount of eligible accounts receivable, the Company anticipates that the lender will impose a limit on borrowings under the facility. There can be no assurance that the Company will obtain the Proposed Credit Facility. The Company's significant debt burden could have several important consequences to the Company, including, but not limited to: (i) the cash received from operations may be insufficient to meet the principal and interest due on the Senior Notes, in addition to paying the other indebtedness of the Company as it becomes due and cash dividends on the Company's 10% Junior Series 3 Preferred Stock (the "Series 3 Preferred Stock") and the Convertible Preferred Stock; (ii) a significant portion of the Company's cash flow from operations must be used to service its debt instead of being used in the Company's business; and (iii) the Company's flexibility to obtain additional financing in the future, as needed to continue the network expansion or any other reason, may be impaired by the amount of debt outstanding and the restrictions imposed by the covenants contained in the Indenture or in agreements relating to other indebtedness. The ability of the Company to meet its obligations will be subject to financial, business and other factors, including factors beyond its control, such as prevailing economic conditions. There can be no assurance that the Company's cash flow from operations will be sufficient to meet its obligations under the Senior Notes or other indebtedness or the Series 3 Preferred Stock and the Convertible Preferred Stock as payments become due or that the Company will be able to refinance the Senior Notes or other indebtedness at maturity or the Convertible Preferred Stock upon mandatory redemption.

ACQUISITION RISKS

     As part of its growth strategy, the Company has agreed to acquire LDS and Telecom One and may, from time to time, acquire businesses, assets or securities of companies which it believes provide a strategic fit with its business and network. Although the Company currently has no commitments or agreements with respect to any possible acquisitions other than with LDS and Telecom One, it has reviewed potential acquisition candidates and has held preliminary discussions with a number of these candidates. Any such acquisitions will be accompanied by the risks commonly associated with acquisitions. These risks include potential exposure to unknown liabilities of acquired companies, the difficulty and expense of integrating the operations and personnel of the companies, the potential disruption to the business of the Company, the potential diversion of management time and attention, the impairment of relationships with and the possible loss of key employees and customers of the acquired business, the incurrence of amortization expenses if an acquisition is accounted for as a purchase and dilution to the stockholders of the Company if the acquisition is made for stock. Any acquired businesses will need to be integrated with the Company's existing operations. This will entail, among other things, integration of switching, transmission, technical, sales, marketing, billing, accounting, quality control, management, personnel, payroll, regulatory compliance and other systems and operating hardware and software, some or all of which may be incompatible with the Company's existing systems. The Company has limited expertise dealing with these problems. In addition, persons receiving Common Stock in an acquisition may sell such stock, which could have a negative impact on the market price of the Common Stock. There can be no assurance that services, technologies or businesses of acquired companies will be effectively assimilated into the business or product offerings of the Company or that they will contribute to the Company's revenues or earnings to any material extent. In addition, the Company's relationships with its carrier customers are based, in part, on the fact that the Company generally does not compete with its carrier customers for end users. To the extent that the Company is perceived as competing for end users, it may be viewed as a less attractive supplier by its carrier customers. The risks associated with acquisitions could have a material adverse effect on the Company and the value of the Common Stock.

     The closings of the LDS and Telecom One acquisitions are subject to the satisfaction of customary closing conditions, including the receipt of any required approvals of state and federal regulators. There can be no assurance that such conditions will be satisfied or that such approvals will be obtained in a timely manner or at all. A failure to satisfy or to obtain waivers to such conditions or to obtain such regulatory approvals would prevent consummation of the related acquisition.

RELIANCE ON MAJOR CUSTOMERS

     The Company's ten largest customers in 1996 accounted for approximately 70% of its revenues, with Excel, WorldCom and Frontier as its three largest customers. Excel first became a customer in 1996 and accounted for 35% of the Company's revenues (69% of the Company's switched long distance revenues) during 1996. During 1994, 1995 and 1996, WorldCom accounted for approximately 25%, 20% and 8% respectively, of the Company's revenues (the Company derived no revenues from capacity-exchange arrangements with WorldCom in 1994, and approximately 4% and 3% of its revenues from such arrangements with WorldCom in 1995 and 1996, respectively) and Frontier (including Allnet) accounted for 23%, 21% and 10%, respectively, of the Company's revenues.

     The Company's strategy for establishing and growing its switched long distance business is based in large part on its relationship with Excel. The failure by the Company to fulfill its obligations to provide a reliable switched network for use by Excel or the failure by Excel: (i) to fulfill its obligations to utilize the Company's switched long distance services (even though such failure could give rise in certain circumstances to claims by the Company); (ii) to utilize the volume of MOUs that the Company expects it to utilize or (iii) to maintain and expand its business, could result in a material adverse effect on the Company and the value of the Common Stock. In addition to its commitments to its other suppliers, Excel has entered into a four-year, $900.0 million contract to purchase switched long distance services from WorldCom and a two-year, $120.0 million contract to purchase switched long distance services from MCI. Although the Company believes that Excel's commitments to WorldCom and MCI will not impair Excel's relationship with the Company, WorldCom and MCI are significant competitors to the Company for Excel's business. In the event the Company is not able to effectively compete with WorldCom, MCI or other Excel suppliers, it may not continue to obtain revenues from Excel after Excel's commitment to the Company has been satisfied. Excel has announced that it intends to commence development of its own nationwide long distance network, including acquiring or leasing switches and long distance transmission circuits. To the extent Excel implements its own network, it will utilize the network to transmit traffic which would otherwise have been transmitted over the network of the Company or another of Excel's suppliers. In such event, subject to contractual minimums, Excel may reduce its traffic on the Company's network. Furthermore, such minimums may be reduced or eliminated after June 30, 1998 under certain circumstances if Excel allows the Company to bid on the long distance transmission circuits for Excel's network. The loss of Excel as a customer after Excel's commitment has been satisfied or a significant reduction by Excel of its commitment to the Company (as is permitted in certain circumstances by the terms of its contract with the Company) could have a material adverse effect on the Company and the value of the Common Stock. See "-- Switched Long Distance Services."

     WorldCom has grown substantially in recent years, largely through acquisitions, including the acquisition of certain customers of the Company. In 1995, WorldCom acquired WilTel, a facilities-based carrier that has been both a long-term customer of, and supplier to, the Company. The Company believes that as a result of WorldCom's ownership of the WilTel long distance transmission network, WorldCom is likely to transfer private line circuits now leased from the Company, other than the private line circuits under capacity exchange arrangements with the Company, to its own network when its leases expire. During 1996, the Company had revenues from WorldCom of approximately $16.8 million. Of such revenues, approximately 38% related to capacity-exchange agreements, 36% related to leases expiring in 1997, and 26% related to leases expiring after 1997. Prior to its acquisition in 1995 by Frontier (which is also a customer of the Company), Allnet was a large customer of the Company, accounting for approximately 18% and 17% of the Company's revenues in 1993 and 1994, respectively. Frontier has announced that it will pay $500.0 million to obtain fibers in the coast-tocoast system Qwest is constructing, which will reduce Frontier's need to lease circuits from the Company. The Company does not expect an immediate loss of Frontier's business because: (i) Frontier has "take or pay" commitments to the Company for the period 1997 through 2000 of over $14.2 million as of December 31, 1996; (ii) Frontier does not currently own significant long distance network capacity; and (iii) the Company believes that the acquisition of Allnet by Frontier will not affect the combined carrier's requirements for long distance transmission circuits. However, as segments of the Qwest network are completed, it is likely that Frontier will not renew circuits on the Company's network that can be carried on such completed segments. Although there can be no assurance, the Company believes that if revenues from WorldCom or from Frontier do not continue or are reduced, they can be replaced over time with revenues generated from other customers. However, in such event, the Company's revenues may in the short-term be adversely affected and if such revenues are not replaced, then the loss of, or reductions in the revenues from, Excel, WorldCom, Frontier or other significant customers could have a material adverse effect on the Company and the value of the Common Stock. In addition, construction by other customers of the Company of their own facilities or further consolidations in the telecommunications industry involving the Company's customers could have a material adverse effect on the Company and the value of the Common Stock. See "-- Private Line Services."

COMPETITION

     The telecommunications industry is highly competitive. Many of the Company's competitors (such as AT&T, MCI, Sprint, WorldCom and others) and potential competitors (such as Qwest and Frontier) have substantially greater financial, personnel, technical, marketing and other resources than those of the Company and a far more extensive transmission network than the Company. Such competitors may build additional fiber capacity in the geographic areas to be served by the network expansion. Qwest has announced that it intends to build a new nationwide long distance fiber optic network and Frontier has announced that it will pay $500 million to obtain fibers in Qwest's network. In addition, many telecommunications companies are acquiring switches and users of switches will have an increasing number of alternative providers of switched long distance services. The Company competes primarily on the basis of pricing, availability, transmission quality, customer service (including the capability of making rapid additions to add end users and access to end-user traffic records) and variety of services. The ability of the Company to compete effectively will depend on its ability to maintain highquality services at prices generally equal to or below those charged by its competitors.

     An alternative method of transmitting telecommunications traffic is through satellite transmission. Satellite transmission is superior to fiber optic transmission for distribution communications, for example, video broadcasting. Although satellite transmission is not preferred to fiber optic transmission for voice traffic in most parts of the United States because it exhibits a slight (approximately one-quarter-second) time delay, such delay is not important for many data-oriented uses. In the event the market for data transmission grows, the Company will compete with satellite carriers in such market. Also, at least one satellite company, Orion Network Systems, Inc., has announced its intention to provide internet access services to businesses through satellite technology.

     In the United States, price competition in the long distance business has generally been intensive. The FCC has, on several occasions since 1984, approved or required price decreases by AT&T through the imposition of "price cap" regulations. However, the FCC recently classified AT&T as a "non-dominant interexchange carrier," with the effect that AT&T is no longer subject to price regulation of its long distance services. Since the Company believes that its customers generally price their service offerings at or below the prices charged by AT&T for its telecommunications services, reductions by AT&T in its rates may necessitate similar price decreases by the Company. In addition, the Telecommunications Act of 1996 (the "Telecommunications Act") will allow the RBOCs and others such as electric utilities and cable television companies to enter the long distance market, and has removed restraints on GTE. In fact, the RBOCs have begun providing out-of-region interLATA long distance services. Ameritech recently filed (but withdrew without prejudice) an application for authorization to provide in-region long distance services. Ameritech has stated that it intends to refile its application at the end of March, 1997. Other RBOCs are actively working to satisfy prerequisites for re-entry into the in-region long distance business. Formal RBOC applications are likely to be filed soon. GTE has begun providing both out-of-region interLATA long distance services and in-region long distance services. Further, a continuing trend toward consolidation, mergers, acquisitions and strategic alliances in the telecommunications industry could also give rise to significant new competitors to the Company or to the Company's customers. See "-- Recent Legislation and Regulatory Uncertainty," "-- Industry Overview," "-- Private Line Services,"
"-- Switched Long Distance Services" and "-- Regulation."

     On February 15, 1997, the United States Trade Representative designate announced that an agreement had been reached with World Trade Organization ("WTO") countries to open world telecommunications markets to competition. The agreement, known as the WTO Basic Telecommunications Services Agreement ("WTO Agreement"), is scheduled to become effective on January 1, 1998. The WTO Agreement will provide U.S. companies with foreign market access for local, long distance, and international services, either on a facilities basis or through resale of existing network capacity. The WTO Agreement also provides that U.S. companies can acquire, establish or hold a significant stake in telecommunications companies around the world. Conversely, foreign companies will be permitted to enter domestic U.S. telecommunications markets and acquire ownership interest in U.S. companies. Therefore, foreign telecommunications companies could also be significant new competitors to the Company or the Company's customers. See "-- Industry Overview," "-- Private Line Services,"
"-- Switched Long Distance Services."

DEPENDENCE ON KEY PERSONNEL

     The Company's businesses are managed by a small number of key executive officers, the loss of whom could have a material adverse effect on the Company. The Company believes that its growth and future success will depend in large part on its continued ability to attract and retain highly skilled and qualified personnel. The loss of one or more members of senior management or the failure to recruit additional qualified personnel in the future could significantly impede attainment of the Company's financial, expansion, marketing and other objectives.

DEVELOPMENT RISKS OF THE FRAME RELAY AND ATM TRANSMISSION BUSINESS

     The Company will soon begin offering Frame Relay, ATM and other data transmission services. Although the Company has not yet made a material investment for, or generated material revenues from, this business, the Company believes that data transmission services present a promising opportunity for the Company. To succeed in providing these services, the Company must compete with AT&T, MCI, Sprint, WorldCom and other large competitors. In addition, the Company expects that it will be necessary to continue to make upgrades to its network (in advance of related revenues) to be competitive in providing these services. The provision of data transmission services involves technical issues with which the Company has very limited experience. In addition, the provision of these services must be successfully integrated with the Company's existing businesses. To the extent the Company does not successfully compete in providing these services, it will not realize a return on its investment in data switches and other equipment and it will not benefit from the growth, if any, in demand for these services. A failure to successfully compete in data transmission services could have a material adverse effect on the Company and the value of the Common Stock.

RECENT LEGISLATION AND REGULATORY UNCERTAINTY

     Certain of the Company's operations are subject to regulation by the FCC under the Communications Act of 1934, as amended (the "Communications Act"). In addition, certain of the Company's businesses are subject to regulation by state public utility or public service commissions. Changes in the regulation of, or the enactment or changes in interpretation of legislation affecting, the Company's operations could have a material adverse affect on the Company and the value of the Common Stock. In 1996 the federal government enacted the Telecommunications Act, which, among other things, allows the RBOCs and others to enter the long distance business. Entry of the RBOCs or other entities such as electric utilities and cable television companies into the long distance business may have a negative impact on the Company or its customers. The Company anticipates that certain of such entrants will be strong competitors because, among other reasons, they may enjoy one or more of the following advantages: they may (i) be well capitalized; (ii) already have substantial end-user customer bases; and/or (iii) enjoy cost advantages relating to local loops and access charges. The introduction of additional strong competitors into the switched long distance business would mean that the Company and its customers would face substantially increased competition. This could have a material adverse effect on the Company and the value of the Common Stock. Further, the FCC has recently commenced rulemaking proceedings relating to universal service funding by interstate telecommunications carriers, and to the access charges the Company and its customers are required to pay to LECs. The outcomes of these FCC proceedings are impossible to predict. In addition, the Telecommunications Act provides that state proceedings may in certain instances determine access charges the Company and its customers are required to pay to the LECs. There can be no assurance that such proceedings will not result in increases in such rates. Such increases could have a material adverse effect on the Company or its customers and on the value of the Common Stock. See "-- Industry Overview" and "-- Regulation."

RISKS RELATED TO RAPID TECHNOLOGICAL CHANGES

     The telecommunications industry is subject to rapid and significant changes in technology. For example, there have been recent technological advances that show the potential to greatly expand the capacity of existing and new fiber optic cable, which could greatly increase supply. There can be no assurance that the Company will maintain competitive services or that the Company will obtain appropriate new technologies on a timely basis or on satisfactory terms. Such an increase in supply or failure by the Company to maintain competitive services or obtain new technologies could have a material adverse effect on the Company and the value of the Common Stock. See "-- Industry Overview -- Technology."

ITEM 2.  PROPERTIES.

     The principal properties owned by the Company consist of: (i) the Michigan, Texas and New York to Washington, D.C. fiber optic systems, including the fiber optic cable and associated electronics and other equipment; (ii) the portion of the network expansion completed or under construction; and (iii) the coast-to-coast microwave system, consisting of microwave transmitters, receivers, towers and antennae, auxiliary power equipment, transportation equipment, equipment shelters and miscellaneous components. Generally, the Company's fiber optic system and microwave relay system components are standard commercial products available from a number of suppliers.

     The principal offices of the Company are located in approximately 44,000 square feet of space in Austin. The Company leases approximately 38,000 square feet of such space under an agreement which expires in December 2000, at a current annual base rental of approximately $750,000, and has an option to renew the lease for a five-year term at the then-prevailing market rate (but not less than the then-current rental rate) at the time of renewal, and leases approximately 6,000 square feet of such space under an agreement which expires in November 2000 at a current annual base rental of approximately $121,000. The Company has additional offices in two other locations in Austin, consisting of approximately 16,000 square feet and 57,000 square feet. The Company leases the space in the first location under an agreement which expires in the year 2000, at a current annual base rental of approximately $163,000, and subleases the space in the second location under an agreement which expires in 1997, at a current annual base rental of approximately $450,000. Upon the expiration of the sublease in the second location, the Company will lease such space from the landlord under an agreement which expires in January 2003, at an annual base rental of approximately $570,000.

     The Company leases sites for its switches in or near Los Angeles, Dallas, Chicago, Atlanta, and Philadelphia under lease agreements that expire between 2000 and 2005. The total current rental commitments for the switch site leases are approximately $30,000 per month. The Company's five switches are leased under capital leases from DSC Finance Corporation over a term of five years.

ITEM 3.  LEGAL PROCEEDINGS.

     The Company is involved in various legal proceedings, all of which have arisen in the ordinary course of business and some of which are covered by insurance. In the opinion of the Company's management, none of the claims relating to such proceedings will have a material adverse effect on the financial condition or results of operations of the Company.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

     Not applicable.

                                    PART II

ITEM 5.  MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
MATTERS.

PRICE RANGE OF COMMON STOCK

     The Company's Common Stock is quoted on the Nasdaq National Market (the "NNM") under the trading symbol "IIXC." The Company commenced its IPO on July 2, 1996 at a per share price of $16.00. The following table sets forth, on a per share basis for the periods indicated, the high and low closing sale prices for the Common Stock as reported by the NNM.

                                                                             PRICE RANGE
                                                                            --------------
                                                                            HIGH       LOW
                                                                            ---        ---
    Fiscal Year 1996
      Third quarter (from July 3,1996)....................................  $21 1/8    $11 1/2
      Fourth quarter......................................................   30 3/4     19 5/8

    Fiscal Year 1997
      First Quarter (through March 21, 1997)..............................   36         21

     The closing sale price of the Common Stock as reported by the NNM on March 21, 1997 was $22 3/8. As of March 3, 1997, there were approximately 93 holders of record of the Common Stock and approximately 86 holders of record of Series 3 Preferred Stock.

DIVIDEND POLICY

     IXC Communications has never paid any cash dividends on its Common Stock and does not expect to pay cash dividends on its Common Stock in the foreseeable future. The terms of the Indenture restrict the payment of cash dividends. No dividends may be paid on the Common Stock until all dividends are paid in full on the Company's Convertible Preferred Stock and Series 3 Preferred Stock. Assuming completion of the Convertible Stock Sale, dividends on the Convertible Preferred Stock will be payable quarterly in cash (or on or prior to two years after the date of issuance, at the option of the Company, in additional shares of Convertible Preferred Stock) in arrears from the date of issuance at a rate of 7 1/4% per annum of the liquidation preference ($100.0 million), commencing in June 1997. The Company's ability to pay cash dividends on shares of Convertible Preferred Stock will be limited by the terms of the Indenture and by the terms of the Series 3 Preferred Stock. As of December 31, 1996 the Company's Series 3 Preferred Stock had a liquidation preference, including cumulative and unpaid dividends, of $19.1 million. Dividends on the Series 3 Preferred Stock accumulate at an annual rate of 10% (based on the liquidation preference) plus interest. IXC Communications anticipates paying the dividends on the Series 3 Preferred Stock (and related interest) when cash is available after funding its cash needs for operations and capital expenditures and provided that the amount of such payment is permitted under the terms of the Indenture and applicable provisions of state law. In addition to paying such dividends, IXC Communications currently intends to retain future earnings, if any, to finance its operations and fund the growth of its business. Any payment of future dividends on its Common Stock will be at the discretion of the Board of Directors of IXC Communications and will depend upon, among other things, IXC Communications' earnings, financial condition, capital requirements, level of indebtedness, contractual and legal restrictions with respect to the payment of dividends and other factors that IXC Communications' Board of Directors deems relevant.

RECENT SALES OF UNREGISTERED SECURITIES

     On July 9, 1996, IXC Communications issued and sold 840,053 shares of Common Stock to Trustees of General Electric Pension Trust ("GEPT") (the "GEPT Private Placement") for an aggregate purchase price of $12.5 million concurrently with the closing of IXC Communications' initial public offering. The sale and issuance of the Common Stock in the GEPT Private Placement was deemed to be exempt from registration under the Securities Act of 1933, as amended (the "Securities Act") in reliance upon Section 4(2) thereof, as transactions not involving a public offering. GEPT represented its intention to acquire the securities for investment only and not with a view to the distribution thereof. Appropriate legends were affixed to the certificates representing the securities issued in the GEPT Private Placement. GEPT had adequate access, through its relationships with the Company, to sufficient information about the Company to make an informed investment decision. No underwriter or placement agent was employed with respect to such sale.

     During the period from January 1, 1996 through December 31, 1996, IXC Communications granted stock options to 79 individuals (including two executive officers) covering an aggregate of 1,138,350 shares of Common Stock. No consideration was paid for such options. Such grants were exempt from the registration requirement of the Securities Act as not involving the sale of a security. Stock options representing such shares have been subsequently registered under the Securities Act.

ITEM 6.  SELECTED FINANCIAL DATA.


     The following table sets forth certain selected historical financial data of the Company and its predecessor. The historical financial data for the Company has been derived from the audited Consolidated Financial Statements of the Company as of and for the periods ended December 31, 1996, 1995, 1994, 1993 and 1992. The historical financial data for the period January 1, 1992 through August 14, 1992 relates to the "Company's Predecessor", IXC Carrier, Inc. ("IXC Carrier"), and has been derived from unaudited financial statements. The data should be read in conjunction with the Consolidated Financial Statements, related Notes, and other financial information included herein.



                                                                                               THE
                                                                                            COMPANY'S
                                                        THE COMPANY                        PREDECESSOR
                                    ----------------------------------------------------   -----------
                                                                                AUG. 15      JAN. 1
                                             YEAR ENDED DECEMBER 31,            THROUGH      THROUGH
                                    -----------------------------------------   DEC. 31,    AUG. 14,
                                      1996       1995       1994       1993       1992        1992
                                    --------   --------   --------   --------   --------   -----------
                                              (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)
STATEMENT OF OPERATIONS DATA:
  Net operating revenues..........  $203,761   $ 91,001   $ 80,663   $ 71,123   $ 23,893    $   42,081
  Operating income (loss).........   (14,016)     1,429     14,085    (10,596)    (4,487)       (5,778)
  Net income (loss)...............   (37,448)    (4,965)     7,315    (23,317)    (4,328)      (24,559)
  Net income (loss) per common and
     common equivalent share......  $  (1.39)  $   (.27)  $    .22   $  (1.04)

BALANCE SHEET DATA (END OF
  PERIOD):
  Total assets....................  $459,151   $336,475   $105,409   $ 94,281   $117,741    $  195,288
  Total debt and capital lease
     obligations..................   302,281    298,794     69,124     59,954     32,891       329,242


ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

     The following should be read in conjunction with the Company's Consolidated Financial Statements and the related notes thereto contained elsewhere in this on Form 10-K.

OVERVIEW

     The Company provides two principal services to long distance companies: (i) transmission of voice and data over dedicated circuits (referred to as private line services) and (ii) switched long distance services. The Company is one of only five carriers that currently own a digital telecommunications network extending from coast-to-coast. The Company's facilities also include five long distance switches located in Los Angeles, Dallas, Chicago, Philadelphia and Atlanta and ten Frame Relay-ATM switches located in major cities.


     Private Line Business. Substantially all of the Company's revenues in 1995 and prior years and approximately 49% of its revenues for 1996 (37% for the fourth quarter of 1996) were generated by its private line business, which has historically provided positive cash flow (even in years when the Company had net losses, as in 1993, 1995 and 1996). The Company provides private line service to customers generally either on a "take or pay" long-term basis or, after contract expiration, on a month-to-month basis. The Company's private line transmission agreements are generally long-term leases which provide for monthly payment in advance on a fixed-rate basis, calculated according to the capacity and length of the circuit used. Many of such contracts contain substantial "take or pay" commitments. During 1996, the Company leased transmission capacity to 252 customers, with the ten largest private line customers during that year accounting for approximately 36% of revenues. The Company's two largest private line customers, Frontier and WorldCom, accounted for approximately 10% and 8%, respectively, of the Company's revenues in 1996. See "-- Business -- Risk Factors -- Reliance on Major Customers."

     Substantially all of the costs of services of the private line business are fixed. The largest component of such costs for the private line business is the expense of leasing off-net capacity from other carriers to meet customer needs which the Company cannot currently meet with its own network due to capacity or geographic constraints. In addition to such leases, in the normal course of business, the Company enters into capacity-exchange agreements with other carriers. Pursuant to such agreements, the Company exchanges excess capacity on its network with other carriers for capacity on the other carrier's network. As such exchange agreements generally do not provide for cash payments to be made, they allow the Company to substantially reduce the cash payments it must make for off-net capacity from other carriers. Such exchanges are accounted for at the fair value of the capacity exchanged, as non-cash revenue and expense in equal amounts, which reduce the Company's overall gross margin as a percentage of revenues. In 1995 and in 1996 the Company recorded revenue and expense of $13.8 million and $14.0 million, respectively, relating to such exchanges. In addition, certain right-of-way arrangements in connection with the construction of the Company's network constitute operating leases and will contribute to the cost of communications services in the future. The amount of such operating leases for prior periods, including 1996, was immaterial.

     Switched Long Distance Business. The Company recently expanded into the business of selling switched long distance services to long distance resellers. The Company sells switched long distance services on a per-call basis, charging by MOUs, with payment due monthly after services are rendered. The Company's rates for calls generally vary with the duration of the call, the day and time of day the call was made and whether the traffic is intrastate, interstate or international. The Company has contracts with over 70 long distance resellers. The Company's largest switched long distance customer, Excel, accounted for approximately 35% of the Company's revenues in 1996. See "-- Business -- Risk Factors -- Reliance on Major Customers" and "Business -- Switched Long Distance Services."

     The three main components of the costs of the switched long distance business are LEC access charges, long distance network leasing costs (including MOUs and long distance circuits) and operations and administration expenses. The LEC access charges, which are variable, represent a significant majority of the total cost for the switched long distance business. As the Company transfers traffic onto its newly constructed network routes, the Company expects to realize cost savings for the switched long distance business because it will be able to reduce the amount of long distance network capacity that otherwise would be required to be leased from other parties. However, the Company does not intend to expand its network to all areas of the United States. Accordingly, the Company anticipates that it will continue to need to lease a significant amount of capacity from other carriers regardless of the network expansion. Because the switched long distance business generally has lower margins than the private line business, increases in switched long distance volumes have caused and will continue to cause a decrease in the Company's overall margins.

     During 1995, the Company set up the infrastructure for its switched long distance business by installing its switches, connecting them to its network and to the LECs, leasing related long distance circuits, acquiring software and hiring personnel and entering into contracts with customers. The Company's switched network became fully operational in February 1996 and the Company did not have material revenues from the switched long distance business during 1995. The switched long distance business generated revenues of $104.0 million for 1996, the majority of which was in the third and fourth quarters. The development and further expansion of the Company's switched long distance business requires significant expenditures, a substantial portion of which will be incurred before the realization of operating cash flow from such activities. Taken on a stand-alone basis, the switched long distance business generated negative gross margins over the first two quarters of 1996 and began to generate slightly positive gross margins during the third and fourth quarters of 1996 as the Company began to carry more switched long distance traffic. After allocating selling, general and administrative expense to the switched long distance business, however, it would have generated negative EBITDA for each of the four quarters of 1996. For a discussion of important factors that could cause the Company's switched long distance business to fail to generate positive cash flows as described, see "Business -- Risk Factors -- Development Risks and Dependence on Switched Long Distance Business." The Company will fund such negative EBITDA from cash flow from its private line business and cash on hand. If such traffic does not increase, there can be no assurance that the switched long distance business will generate positive EBITDA. See, "-- Business -- Risk Factors -- Development Risks and Dependence on Switched Long Distance Business."

     Capital Expenditures. The Company has spent significant amounts of capital to develop its coast-to-coast network to service its private line and switched long distance businesses and is currently engaged in a substantial expansion of its network. The Company spent $136.4 million for capital expenditures during 1996 and estimates that it will spend approximately $340.0 million in 1997 (of which $49.7 million was spent in the first two months of 1997) and the Company expects to continue to make substantial capital expenditures thereafter. However, the amount of actual capital expenditures may vary materially as a result of cost-saving arrangements, increases or decreases in the amount of traffic on the Company's network, unexpected costs, delays or advances in the timing of certain capital expenditures and other factors. The Company's ability to meet the cash costs of such capital expenditures is dependent upon the Company's ability to complete the construction of the network expansion in a timely manner and otherwise perform its obligations so that it can complete the LCI Fiber Sale and the MCI Fiber Sale, to enter into costsaving arrangements with carriers or other large users of fiber capacity, to otherwise raise significant capital and/or to significantly increase its cash flow. The failure of the Company to accomplish any of the foregoing may significantly delay or prevent such capital expenditures, which would have a material adverse effect on the Company and the value of the Common Stock. See "-- Liquidity and Capital Resources."

     Pricing; Net Losses. The Company expects that, as competition increases, prices for both private line and switched services will decline. The Company incurred an operating loss during 1996 and does not expect to generate net income in 1997 due to substantial interest expense associated with the Senior Notes and operating expenses associated with the switched long distance business. As the Company transfers traffic onto its newly constructed network routes, the Company expects to realize cost savings by reducing the amount of off-net capacity it leases from other carriers. However, reductions in lease expense as a result of transferring traffic onto its newly constructed routes will be offset to some extent by increased depreciation expense as the investment in the newly constructed network routes is depreciated.

     Acquisition and Financing Transactions. In 1994, the Company and Excel formed Switched Services Communications, L.L.C. ("SSC"), a joint venture, to lease, install and operate the five switches and to provide switched long distance services to the Company and Excel. In January 1996, the Company purchased Excel's interest in SSC for a short-term noninterest bearing note for approximately $6.2 million which was fully paid in 1996. Excel continues to have a contractual commitment to use the Company's network. See
"-- Business -- Switched Long Distance Services -- Excel."

     In August 1994, IXC Communications acquired an 85% interest in MSM Associates, Limited Partnership ("MSM"), which owns fiber capacity in Michigan and Indiana, from GE Capital Corporation. Frontier, the owner of the remaining 15% minority interest of MSM, is a customer of the Company.

     In October 1995, the Company issued $285.0 million of Senior Notes primarily to finance a portion of the network expansion.

     In July 1996, the Company raised gross proceeds of approximately $83.3 million (before deducting certain expenses) through its IPO and $12.5 million from the GEPT Private Placement.

     Marca-Tel S.A. de C.V. ("Marca-Tel"), a joint venture in which the Company indirectly holds a minority interest, has been successful in obtaining a license from the Mexican government to provide certain telecommunication services in Mexico. However, the Marca-Tel services in Mexico are not yet in operation. The Company and Westel jointly have contributed funds (approximately $7.3 million by the Company as of December 31, 1996) to the company which owns a 49% interest in Marca-Tel, substantially all of which has been used to fund Marca-Tel. See
"-- Business -- Mexican Joint Venture."

     The Company has entered into agreements to acquire LDS and Telecom One and has had discussions with several other telecommunications companies that it may acquire. Other than agreements with LDS and Telecom One, no commitment or agreement has been reached with any acquisition candidates as of the date of this Annual Report on Form 10-K has been filed with the Securities and Exchange Commission (the "Commission"). See "-- Business -- Acquisitions."

     Fiber Sales. In February 1997, the Company and LCI entered into an agreement providing for the LCI Fiber Sale for approximately $97.9 million. Assuming that the network expansion between Los Angeles and Chicago proceeds according to schedule, the Company expects to receive this amount in 1997.


     In February 1997, the Company entered into the MCI Fiber Sale agreement under which the Company is entitled to receive approximately $121.0 million. Assuming that the network expansion proceeds according to schedule, this amount will be due in January 1998. However, MCI has the option to pay this amount over a period of up to 24 months commencing January 1998.

RESULTS OF OPERATIONS

  1996 Compared With 1995

     Net operating revenues for 1996 increased 124.0% to $203.8 million from $91.0 million for 1995. The increase is primarily a result of the successful commencement of the Company's switched long distance business (particularly the addition of Excel as a customer). Switched long distance services revenues were $104.0 million for 1996 (compared to $1.4 million for 1995). The vast majority of these revenues were generated in the third and fourth quarters of 1996. Billable MOUs were 1,105.2 million for 1996. Revenue per MOU decreased from 10.7c. in the first quarter of 1996 to 9.2c. in the fourth quarter of 1996. This decrease resulted from continuing competitive price pressure, which is expected to continue. Revenues for the Company's private line business for 1996 increased 11.4% to $99.8 million from $89.6 million for 1995.

     Cost of communication services consists principally of access charges paid to LECs and transmission lease payments to, and exchanges with, other carriers. Cost of communication services for 1996 increased 259.6% to $143.5 million from $39.9 million for 1995. The increase is primarily a result of the addition of long distance leases supporting the switched long distance business, MOUs leased from other carriers and access charges paid to LECs in connection with the switched long distance business. The Company did not incur any significant expenses for the switched long distance business during 1995. The Company has historically had a relatively low cost of communications services as a percentage of revenues because substantially all its revenues were derived from private line services, generally made at a relatively low cost over its own network. The Company expects that, in the event it achieves increases in private line revenues, its cost of communications services as a percentage of such revenues will increase because additional leases (or exchanges) of capacity from other carriers at a relatively high cost will be required to support new business. The cost of communications services as a percentage of revenues in the switched long distance business is substantially greater than that in the private line business due to the relatively high cost of LEC access charges, leases for long distance circuits and MOUs leased from other carriers. Accordingly, increases in switched long distance revenues are expected to further increase the Company's cost of communications services as a percentage of revenues.

     Operations and administration expenses for 1996 increased 45.8% to $47.1 million from $32.3 million for 1995. This increase is primarily the result of operating expenses associated with the Company's switched network. The Company anticipates that as it expands its switched service business, operations and administration expenses will continue to increase, but will decline as a percentage of revenue. In addition, the Company expects that for 1997 operations and administration expenses will increase slightly due to the integration of LDS and Telecom One into the Company's operations.

     Depreciation and amortization for 1996 increased 56.3% to $27.2 million from $17.4 million for 1995. The increase is primarily the result of depreciation related to capital expenditures associated with the Company's expansion and improvement of its network. Depreciation and amortization will increase in subsequent periods, as the Company's investment in newly constructed routes and other network equipment is depreciated.

     Interest income for 1996 increased to $10.2 million from $3.0 million for 1995. The increase is primarily related to interest earned on the investment of the proceeds from the sale of the Senior Notes issued in October 1995 and the interest earned in 1996 on the investment of the proceeds from the IPO and the GEPT Private Placement.

     Interest expense for 1996 increased to $37.1 million from $14.6 million for 1995. The increase is primarily the result of interest expense attributable to the Senior Notes, which were issued during the fourth quarter of 1995.

     Equity in net income (loss) of unconsolidated subsidiaries for 1996 was a loss of $2.0 million in 1996 compared to slight income for 1995. The loss was primarily the result of start-up losses relating to the Company's investment in its Mexican Joint Venture.

     Income taxes for 1996 resulted in a $6.0 million tax benefit compared to a benefit of $1.7 million for 1995. The difference between the tax benefits recorded for 1996 and the expected benefit at the federal statutory rate is primarily due to state taxes, losses incurred (the tax benefit of which is not recorded due to uncertainty regarding its realization), and resolution of Federal income tax examinations which were concluded in the second and third quarters of 1996.

     The Company experienced a net loss of $37.4 million for 1996 compared to a net loss of $5.0 million for 1995 as a result of the factors discussed above.

  1995 Compared With 1994

     The year ended December 31, 1995 was a period of increased revenues, but a net loss for the Company, primarily due to start-up and operational expenses related to the Company's switched long distance business. Reduced operating income and a significant increase in interest expense because of the issuance of the Senior Notes during the fourth quarter of 1995 resulted in a net loss for the year.

     Net operating revenues for 1995 increased 12.8% to $91.0 million from $80.7 million in 1994. The increase is primarily the result of: (i) an increase in non-cash revenues attributable to network capacity exchanged with other carriers from $8.0 million in 1994 to $13.8 million in 1995; (ii) additional revenue in the amount of $5.4 million associated with MSM (IXC Communications' 85% interest in MSM was acquired in August 1994); and (iii) increased long-haul traffic in the amount of $1.6 million due to the Company's expansion of its fiber optic network in South Texas. These increases were partially offset by $2.5 million in proceeds from an escrow account used to supplement lease payments in 1994, which did not occur in 1995.

     Cost of communication services for 1995 increased 17.7% to $39.9 million (or 43.8% of net operating revenues) from $33.9 million (or 42.0% of net operating revenues) in 1994. The increase is primarily a result of an increase in transmission lease expense (to $38.7 million in 1995 from $29.3 million in 1994) associated with: (i) an increase of $3.6 million in leases for transmission services primarily to support the switched long distance business; and (ii) an increase in non-cash expense attributable to network capacity exchanged with other carriers from $8.0 million in 1994 to $13.8 million in 1995. These increases were partially offset by a non-recurring decrease in lease expenses under certain operating equipment leases as a result of a May 1994 lease restructuring (such leases generated no expense in 1995 as opposed to $3.4 million in 1994).

     Operations and administration expenses for 1995 increased 56.8% to $32.3 million from $20.6 million in 1994. The increase is primarily the result of $9.4 million of start-up and operating expenses associated with the Company's implementation of its switched network and the inclusion in the Company's results of operations of an increase in the Company's operating expenses of $1.1 million associated with the MSM network.

     Depreciation and amortization for 1995 increased 43.8% to $17.4 million from $12.1 million in 1994. The increase is primarily the result of depreciation associated with the MSM network, together with increased depreciation associated with the Company's development of its switched network.

     Interest income for 1995 increased to $3.0 million from $.2 million in 1994. The increase is primarily related to interest earned on investment of the proceeds from the sale of the Senior Notes issued in the fourth quarter of 1995.

     Interest expense for 1995 increased to $14.6 million from $6.1 million in 1994. The increase is primarily the result of interest expense attributable to the Senior Notes issued in the fourth quarter of 1995.

     Income taxes for 1995 resulted in a $1.7 million tax benefit as opposed to a provision for income taxes of $3.2 million in 1994. In 1995 and 1994, the Company's effective tax rate did not significantly differ from the federal statutory rate.

     Minority interest during 1995 was $5.2 million resulting primarily from Excel's share of operations and administration expenses and the cost of communications services associated with its minority share of SSC, a joint venture formed in 1995. In January 1996 the Company purchased Excel's interest in SSC, thereby eliminating the minority interest in SSC for 1996 and future years.

     In 1994, the Company exercised a debt prepayment option in connection with financing of debt that resulted in a net extraordinary gain of $2.3 million.

     The Company experienced a net loss of $5.0 million in 1995 as opposed to net income of $7.3 million in 1994 as a result of the factors discussed above.

LIQUIDITY AND CAPITAL RESOURCES

     Except for the historical information contained below, the matters discussed in this section are forward-looking statements that involve a number of risks and uncertainties. The Company's actual liquidity needs, capital resources and results may differ materially from the discussion set forth below in such forward-looking statements. For a discussion of important factors that could materially affect such matters, see "Business -- Risk Factors."

     The Company's private line operations have historically provided positive cash flow (even in years of net losses, as in 1993 and 1995), which has provided adequate liquidity to meet the Company's operational needs. However, the Company's capital expenditures and, since the issuance of the Senior Notes in the fourth quarter of 1995, its interest expense have been financed with the proceeds of debt and equity securities. The Company expects to be able to service its interest expense in 1997 and subsequent periods with internal cash flow, although there can be no assurance in this regard. For 1995 and 1996, the Company's EBITDA minus interest expense minus capital expenditures plus the increases in working capital was negative $13.1 million and negative $130.2 million, respectively.

     Cash used in operating activities was $28.7 million in 1996, as compared to cash provided by operating activities of $11.6 million in 1995, primarily as a result of start-up and operational expenses associated with the Company's development of its switched services business. The Company's switched long distance business will require cash to meet operating expenses. For a discussion of important factors that could cause the Company's switched long distance business to fail to generate positive EBITDA, see "Business -- Risk Factors
-- Development Risks and Dependence on Switched Long Distance Business."

     Cash used in investing activities in 1995 was $221.9 million, primarily as a result of the Company investing the proceeds of the Senior Notes. Cash provided by investing activities in 1996 was $10.4 million, resulting from the release of funds from the escrow under the Senior Notes and offset by purchases of property and equipment. The Company's total capital expenditures were $136.4 million for 1996 and $23.7 million for 1995 (including capital expenditures relating to the construction of network routes and related equipment).

     Cash provided by financing activities was $72.7 million in 1996 and $211.2 million in 1995. The cash provided by financing activities in 1995 resulted primarily from the issuance of the Senior Notes, partially offset by payments on long-term debt and capital lease obligations. The cash provided by financing activities in 1996 resulted primarily from the issuance of Common Stock in the IPO and in the GEPT Private Placement, partially offset by payments on long-term debt and capital lease obligations.

     As of February 28, 1997, the Company had approximately $31.0 million in cash. The net proceeds to the Company of the Convertible Stock Sale are estimated to be $96.5 million. There can be no assurance that the Company can complete the Convertible Stock Sale. See "-- Business -- Risk
Factors -- Reliance on Convertible Stock Sale. In February 1997, the Company and LCI entered into the LCI Fiber Sale which will result in proceeds to the Company of approximately $97.9 million. The Company expects to receive all of such amount in 1997, assuming the construction of the network expansion between Los Angeles and Chicago proceeds according to schedule. In addition, the Company is engaged in discussions with potential lenders regarding the Proposed Credit Facility under which it expects to be able to borrow up to a certain percentage of eligible accounts receivable. Although the total availability under the Proposed Credit Facility will vary from time to time according to the aggregate amount of eligible accounts receivable, the Company anticipates that the lender will impose a limit on borrowings under the facility. There can be no assurance that the Company will obtain such facility. The Company expects that its EBITDA for 1997 will increase significantly over EBITDA for 1996. Although there can be no assurance, the Company expects EBITDA for 1997 to be modestly below analysts' estimates of $78.0 million to $90.0 million. In particular, the Company expects that operating income and EBITDA in the first half of 1997 will be less than originally anticipated due to planned delays in the network fiber expansion and increased start-up costs in the switched long distance business. The preceding forward-looking statements regarding the Company's operating income and EBITDA for 1997 are based on certain assumptions as to future events, many of which are not within the Company's control. Important factors that could adversely affect the Company's ability to achieve the EBITDA results discussed above include: (i) delays or cost overruns with respect to the network expansion; (ii) delays by the Company's contractors and partners in cost-saving arrangements in fulfilling their obligations; (iii) delays or higher-than-expected costs in obtaining rights-of-way; (iv) delays in the completion of the routes of the network expansion scheduled for completion in 1997; (v) an inability by the Company to continue to increase traffic on its switched network, in particular, higher margin traffic; (vi) an inability by the Company to successfully commence service for new switched long distance services on a cost-effective basis (including the provision of billing information in an accurate and timely manner) for volumes that it has not previously handled, (vii) the loss of one or more large customers; (viii) increases in expenses; and (ix) decreases in the Company's rates caused by the competitive pressures. See "-- Business -- Risk Factors -- Risks Relating to the Network Expansion," "Business -- Risk
Factors -- Development Risks and Dependence on Switched Long Distance Business," "Business -- Risk Factors -- Risks Inherent in Rapid Growth," and
"Business -- Risk Factors -- Reliance on Major Customers."

     The Company anticipates the following major uses for its available cash:
(i) the network expansion and other capital expenditures; (ii) debt service;
(iii) lease payments; (iv) funding its joint venture in Mexico; and (v) working capital.

     The Company anticipates that capital expenditures for 1997 will be as follows: (i) for construction of the network expansion, approximately $201.0 million; and (ii) for other capital expenditures, approximately $139.0 million. Approximately $49.7 million of capital expenditures were made in the first two months of 1997. The Company expects to continue to make substantial capital expenditures in 1998 and thereafter.

     The Company is required to make interest payments in the amount of $35.6 million on the Senior Notes each year. For 1996, EBITDA was insufficient to cover the Company's debt service requirements under the Senior Notes. The Company anticipates that such payments during 1997 will be made from cash on hand. For a discussion of important factors that may cause actual results, including the Company's assumption that increases in its EBITDA will occur as a result of the successful completion and utilization of the network expansion and growth in the switched long distance business, to differ materially from the foregoing forward-looking statement, see "Business -- Risk
Factors -- Development Risks and Dependence on Switched Long Distance Business." The Company is also required to make principal payments of $1.63 million on other debt in 1997 and quarterly principal payments of $560,000 on another debt instrument from March 31, 1998 through December 31, 1999. At December 31, 1996, there were approximately $6.5 million of accrued and unpaid dividends on the Series 3 Preferred Stock. Such dividends accrue at an annual rate of 10% (based on the liquidation preference) plus interest. The Company will also be required (except in certain limited circumstances) to pay quarterly cash dividends on the Convertible Preferred Stock (at an annual rate of 7 1/4%) beginning June 30, 1999 (and prior to such time such dividends may be paid in cash or additional shares of Convertible Preferred Stock). Payment of dividends on the Convertible Preferred Stock is not currently permitted under the terms of the Indenture until certain financial conditions have been met or under the terms of the Series 3 Preferred Stock until the Company's Restated Certificate of Incorporation, as amended, is amended (which is expected to occur in May 1997).

     The Company is required to make minimum annual lease payments for facilities, equipment and transmission capacity used in its operations. In 1997, 1998 and 1999, the Company is currently required to make payments of approximately $6.6 million, $5.1 million and $4.6 million, respectively, on capital leases and $22.6 million, $13.4 million and $4.0 million, respectively, on operating leases. The Company expects to incur additional operating and capital lease costs in connection with the network expansion.

     In connection with its fiber optic network expansion, the Company has entered into various construction and installation agreements with contractors. Total commitments remaining under these agreements were approximately $39.6 million at December 31, 1996.

     In connection with the network expansion, as of December 31, 1996, the Company had committed to pay $32.9 million for fiber usage rights on other long distance carriers' networks. Pursuant to these agreements relating to the construction of the network expansion, the Company has committed to pay a total of $28.2 million for periods ranging from twenty to twenty-five years for maintenance and license fees. For 1997, estimates of these shared construction costs are included in the Company's capital expenditure estimates.

     The Company expects to meet its needs for cash in 1997 by using cash on hand, the proceeds of the Convertible Stock Sale, cash generated by operations, the proceeds of the LCI Fiber Sale, additional cost-saving arrangements and vendor financing it may seek. In addition, the Company is engaged in discussions with potential lenders regarding the Proposed Credit Facility under which it expects to be able to borrow up to a certain percentage of eligible accounts receivable. Although the total availability under the Proposed Credit Facility will vary from time to time according to the aggregate amount of eligible accounts receivable, the Company anticipates that the lender will impose a limit on borrowings under the facility. There can be no assurance that the Company will be successful in obtaining the necessary cash or the Proposed Credit Facility to meet its needs. A failure to raise such cash would delay or prevent such capital expenditures and the construction of the network expansion. Also, the foregoing capital expenditure and cash requirements for 1997 and 1998 do not take into account any acquisitions. See "-- Business -- Acquisitions."

     The Company is indirectly participating in the development of a long distance network to engage in the telecommunications business in Mexico by Marca-Tel. The Company indirectly owns 24.5% of Marca-Tel through its ownership of 50% of Progress International LLC ("Progress International"), which owns 49% of Marca-Tel. The remaining 51% of MarcaTel is owned by a Mexican individual and Fomento Radio Beep, S.A. de C.V. The other 50% of Progress International is owned by Westel. See "-- Business -- Mexican Joint Venture."

     Progress International, which is seeking FCC authority to operate in the United States as an international resale carrier, is responsible for providing all the capital that may be required from Marca-Tel's stockholders in order to finance Marca-Tel. The Company and Westel jointly have contributed funds to Progress International (approximately $7.3 million by the Company as of December 31, 1996), substantially all of which has been used to fund Marca-Tel. Although the Company cannot accurately predict the capital that will be required from Progress International to implement the MarcaTel business plan, it estimates that an additional $45.0 million (and possibly significantly more) will be required by Marca-Tel from the stockholders of Progress International during 1997-1998. Progress International is considering selling equity interests in Progress International to one or more third parties who could assist Progress International with the funding of Marca-Tel. However, Progress International has not had any material discussions in this regard and there can be no assurance that any such funding will be available on satisfactory terms or at all. The Company is currently, and may remain, the primary source of funds available to Progress International for investment in Marca-Tel. Since the ownership interests of the Company and Westel in Progress International are to be proportional to their respective capital contributions, the Company's percentage ownership of Progress International, and therefore its indirect ownership interest in Marca-Tel, could increase if it makes additional capital contributions. The Indenture contains significant limitations on the Company's ability to invest in Progress International or Marca-Tel.

     Marca-Tel is deploying three switching centers and a fiber optic route linking Mexico's three major cities (Mexico City, Monterrey and Guadalajara), with interconnection to the Company's U.S. network at its border crossing at Reynosa/McAllen. Marca-Tel has entered into a turn-key contract with a major international supplier of telecommunications equipment for a portion of this build that provides for interim vendor financing for the equipment and fiber purchases as well as a portion of the construction work. The Company anticipates that Marca-Tel may be able to obtain additional funding through some combination of the following: (i) offerings of debt or equity securities; (ii) other incurrences of debt; (iii) joint venture arrangements with third parties; and
(iv) additional vendor financing of equipment purchases. Initially, such sources of capital likely will not be adequate to meet the needs of Marca-Tel, and the Company anticipates that, until such sources are adequate to enable Marca-Tel to continue to pursue its business plan, it will be necessary for Progress International to fund the shortfall. The Company is not obligated to continue to fund Progress International; however, if Progress International does not fund Marca-Tel's needs, the Company's interest in Progress International, and thus its indirect interest in Marca-Tel, may be diluted or lost entirely. Although the Indenture generally restricts the amount of funding the Company can provide Progress International, the Indenture does allow the Company to use the $12.5 million proceeds of the GEPT Private Placement for Progress International (as of February 28, 1997 approximately $1.1 million of such proceeds remained available for this purpose). The Indenture also allows the Company to fund Progress International with the proceeds of certain equity offerings or, under certain circumstances, with funds raised through debt incurrence or, provided that the Company meets certain financial ratios, from working capital. No assurance can be given that adequate funding sources will be available from Progress International or from third parties to implement Marca-Tel's business plan or, if implemented, that such business plan will be successful. See "-- Business -- Mexican Joint Venture."

     The forward-looking statements set forth above with respect to the estimated cash requirements relating to capital expenditures, the Company's ability to meet such cash requirements, the Company's ability to service its debt, the Company's and Westel's ability to fund Marca-Tel and the successful completion and operation of Marca-Tel's fiber optic system in Mexico are based on certain assumptions as to future events. Important factors that could adversely affect the Company's ability to achieve the results discussed above include that: (i) there will be no significant delays or cost overruns with respect to the network expansion; (ii) the Company's contractors and partners in cost-saving arrangements will perform their obligations; (iii) rights-of-way can be obtained in a timely, cost-effective basis; (iv) the routes of the network expansion scheduled for completion in 1997 are substantially completed on schedule; (v) the Company will continue to increase traffic on its switched network; (vi) the Company can successfully commence service for new switched long distance services on a cost effective basis (including the provision of billing information in an accurate and timely manner) for volumes that it has not previously handled; (vii) the Company can successfully complete the LCI Fiber Sale and the MCI Fiber Sale; and (viii) the Company can obtain vendor financing.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

     See the Index included at "Item 14. Exhibits, Financial Statement Schedules and Reports on Form 8-K."

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

     None.

                                    PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

     The information required by this item will be contained in the Company's Proxy Statement for its Annual Meeting of Stockholders to be filed with the Commission within 120 days after December 31, 1996 and is incorporated herein by reference.

ITEM 11.  EXECUTIVE COMPENSATION.

     The information required by this item will be contained in the Company's Proxy Statement for its Annual Meeting of Stockholders to be filed with the Commission within 120 days after December 31, 1996 and is incorporated herein by reference.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

     The information required by this item will be contained in the Company's Proxy Statement for its Annual Meeting of Stockholders to be filed with the Commission within 120 days after December 31, 1996 and is incorporated herein by reference.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

     The information required by this item will be contained in the Company's Proxy Statement for its Annual Meeting of Stockholders to be filed with the Commission within 120 days after December 31, 1996 and is incorporated herein by reference.

                                    PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K.

(a) Documents filed as part of this Report:


                                                                                         PAGE
                                                                                         -----
      (1) Index to Financial Statements:
             Report of Independent Auditors............................................  F-1
             Consolidated Balance Sheets as of December 31, 1996 and 1995..............  F-2
             Consolidated Statements of Operations for the years ended        December
             31, 1996, 1995 and 1994...................................................  F-3
             Consolidated Statements of Changes in Stockholders' Equity for the years
             ended        December 31, 1996, 1995 and 1994.............................  F-4
             Consolidated Statements of Cash Flows for the years ended        December
             31, 1996, 1995 and 1994...................................................  F-5
             Notes to Consolidated Financial Statements................................  F-7
      (2) Index to Financial Statement Schedules:
             All information required in Financial Statement Schedules for which provision is made in the applicable accounting regulations of the
             Commission (i) are included in the notes to the financial statements included in this report or (ii) are not required under the related instruction or are inapplicable and, therefore, have been omitted.
      (3)(a) Exhibits:



EXHIBIT
NUMBER                                            DESCRIPTION
------         ---------------------------------------------------------------------------------
  3.1        + Restated Certificate of Incorporation of IXC Communications, Inc., as amended.
  3.2        + Bylaws of IXC Communications, Inc., as amended.
  4.1          Specimen certificate representing shares of Common Stock of IXC Communications,
               Inc. (incorporated by reference to Exhibit 4.1 of IXC Communications, Inc.
               Registration Statement on Form S-1 filed with the Commission on May 20, 1996, as amended (File No. 333-4061)(the "S-1")).
  4.2          Indenture dated as of October 5, 1995 by and among IXC Communications, Inc., on its behalf and as successor-in-interest to I-Link Holdings, Inc. and IXC Carrier
               Group, Inc., each of IXC Carrier, Inc., on its behalf and as successor-in-interest to I-Link, Inc., CTI Investments, Inc., Texas Microwave,
               Inc. and WTM Microwave, Inc., Atlantic States Microwave Transmission Company,
               Central States Microwave Transmission Company, Telcom Engineering, Inc., on its
               behalf and as successor-in-interest to SWTT Company and Microwave Network, Inc.,
               Tower Communication Systems Corp., West Texas Microwave Company, Western States
               Microwave Transmission Company, Rio Grande Transmission, Inc., IXC Long Distance,
               Inc., Link Net International, Inc. (collectively, the "Guarantors") and IBJ
               Schroder Bank & Trust Company, as Trustee, with respect to the 12 1/2% Series A and Series B Senior Notes due 2005 (incorporated by reference to Exhibit 4.1 of
               IXC Communications, Inc.'s and each of the Guarantor's Registration Statement on
               Form S-4 filed with the Commission on April 1, 1996, as amended (File No.
               333-2936) (the "S-4")).
  4.3          Purchase Agreement dated October 5, 1995 by and among IXC Communications, Inc., and the Purchasers named therein (incorporated by reference to Exhibit 4.2 of the
               S-4).
  4.4          A/B Exchange Registration Rights Agreement dated as of October 5, 1995 by and among IXC Communications, Inc., the Guarantors and the Purchasers named therein
               (incorporated by reference to Exhibit 4.3 of the S-4).

EXHIBIT
NUMBER                                            DESCRIPTION
------         ---------------------------------------------------------------------------------
  4.5          Escrow Account and Disbursement Agreement dated as of October 5, 1995 by and among IXC Communications, Inc., IBJ Schroder Bank & Trust Company, as Escrow
               Holder, and IBJ Schroder Bank & Trust Company, as Collateral Agent (incorporated by reference to Exhibit 4.4 of the S-4).
  4.6          Escrow Account Security Agreement dated as of October 5, 1995 by and between IXC
               Communications, Inc. and IBJ Schroder Bank & Trust Company (incorporated by reference to Exhibit 4.5 of the S-4).
  4.7          Form of 12 1/2% Series A Senior Notes due 2005 (incorporated by reference to
               Exhibit 4.6 of the S-4).
  4.8          Form of 12 1/2% Series B Senior Notes due 2005 and Subsidiary Guarantee
               (incorporated by reference to Exhibit 4.8 of the S-1).
  4.9          Registration Rights Agreement dated as of August 6, 1992 by and among Telecom
               Services Group, Inc., predecessor-in-interest to IXC Communications, Inc., and each of the signatories thereto (incorporated by reference to Exhibit 4.9 of the
               S-1).
  4.10         Amendment to Registration Rights Agreement dated as of May 1, 1996 by and among
               IXC Communications, Inc. and each of the signatories thereto (incorporated by reference to Exhibit 4.10 of the S-1).
  4.11         Amendment No. 1 to Indenture and Subsidiary Guarantee dated as of June 4, 1996 by and among IXC Communications, Inc., the Guarantors and the Trustee (incorporated by reference to Exhibit 4.11 of the S-1).
  4.12         Stock Exchange Agreement dated as of June 10, 1996 by and between IXC
               Communications, Inc., and Trustees of General Electric Pension Trust ("GEPT")
               (incorporated by reference to Exhibit 4.12 of the S-1).
  4.13         Registration Rights Agreement dated as of June 10, 1996 by and among IXC
               Communications, Inc., GEPT and certain stockholders of IXC Communications, Inc.
               (incorporated by reference to Exhibit 4.13 of the S-1).
 10.1          Office Lease dated June 21, 1989 with USAA Real Estate Company, as amended
               (incorporated by reference to Exhibit 10.1 of the S-4).
 10.2          Equipment Lease dated as of December 1, 1994 by and between DSC Finance
               Corporation and Switched Services Communications, L.L.C.; Assignment Agreement
               dated as of December 1, 1994 by and between Switched Services Communications,
               L.L.C. and DSC Finance Corporation; and Guaranty dated December 1, 1994 made in favor of DSC Finance Corporation by IXC Communications, Inc. (incorporated by reference to Exhibit 10.2 of the S-4).
 10.3       *+ Amended and Restated 1994 Stock Plan of IXC Communications, Inc., as amended.
 10.4        * Form of Non-Qualified Stock Option Agreement under the 1994 Stock Plan of IXC
               Communications, Inc. (incorporated by reference to Exhibit 10.4 of the S-4).
 10.5          Form of IXC Communications, Inc. Restricted Stock Agreement (incorporated by reference to Exhibit 10.5 of the S-4).
 10.6          Form of IXC Communications, Inc. Restricted Stock Agreement (incorporated by reference to Exhibit 10.6 of the S-4).
 10.7          Amended and Restated Development Agreement by and between Intertech Management
               Group, Inc. and IXC Long Distance, Inc. (incorporated by reference to Exhibit
               10.7 of the S-4).
 10.8          Second Amended and Restated Service Agreement dated as of January 1, 1996 by and between Switched Services Communications, L.L.C. and Excel Telecommunications,
               Inc. (incorporated by reference to Exhibit 10.8 of the S-4).

EXHIBIT
NUMBER                                            DESCRIPTION
------         ---------------------------------------------------------------------------------
 10.9          Equipment Purchase Agreement dated as of January 16, 1996 by and between Siecor
               Corporation and IXC Carrier, Inc. (incorporated by reference to Exhibit 10.9 of the S-4).
 10.10      *+ 1996 Stock Plan of IXC Communications, Inc., as amended.
 10.11         IRU Agreement dated as of November 1995 between WorldCom, Inc. and IXC Carrier,
               Inc. (incorporated by reference to Exhibit 10.11 of the S-4).
 10.12      *+ Outside Directors' Phantom Stock Plan of IXC Communications, Inc., as amended.
 10.13       * Business Consultant and Management Agreement dated as of January 3, 1995 by and between IXC Communications, Inc. and Culp Communications Associates (incorporated by reference to Exhibit 10.13 of the S-1).
 10.14       * Employment Agreement dated December 28, 1995 by and between IXC Communications,
               Inc. and James F. Guthrie (incorporated by reference to Exhibit 10.14 of the
               S-1).
 10.15       * Employment Agreement dated August 28, 1995, by and between IXC Communications,
               Inc. and David J. Thomas (incorporated by reference to Exhibit 10.15 of the S-1).
 10.16      *+ Special Stock Plan of IXC Communications, Inc.
 10.17       + Stock Acquisition Agreement and Plan of Merger dated as of January 17, 1997 by and among IXC Communications, Inc., IXC Long Distance, Inc., IXC-One Acquisition
               Corp., L.D. Services, Inc. and the Shareholders named therein.
 11.1        + Statement of Computation of Earnings per Share.
 21.1        + Subsidiaries of IXC Communications, Inc.
 23.1        + Consent of Ernst & Young LLP.
 24.1        + Powers of Attorney.


---------------

* Management contract or executive compensation plan or arrangement required to be indicated as such and filed as an exhibit pursuant to applicable rules of the Commission.

+ Filed herewith.

(b) Reports on Form 8-K:

     None.

                                    GLOSSARY

     Access charges -- The fees paid by long distance carriers to LECs for originating and terminating long distance calls on their local networks.

     ALC -- ALC Communications Corporation, the parent of Allnet. ALC was acquired by Frontier in August, 1995.

     Allnet -- Allnet Communication Services, Inc.

     Ameritech -- Ameritech Communications, Inc.

     ATM (asynchronous transfer mode) -- An information transfer standard that is one of a general class of technologies that relay traffic by way of an address contained within the first five bytes of a standard 53-byte-long packet or cell. The ATM format can be used by many different information systems, including local area networks, to deliver traffic at varying rates, permitting a mix of voice, video and data (multimedia).

     AT&T -- AT&T Corp.

     Backbone -- The through-portions of a transmission network, as opposed to spurs which branch off the throughportions.

     Bandwidth -- The range of frequencies that can be transmitted through a medium, such as glass fibers, without distortion. The greater the bandwidth, the greater the information-carrying capacity of such medium.

     Broadband -- Broadband communications systems can transmit large quantities of voice, data and video. Examples of broadband communication systems include DS-3 fiber optic systems, which can transmit 672 simultaneous voice conversations, or a broadcast television station signal, that transmits high resolution audio and video signals into the home. Broadband connectivity is also an essential element for interactive multimedia applications.

     Cable & Wireless -- Cable & Wireless, P.L.C.

     CAP (Competitive Access Provider) -- A company that provides its customers with an alternative to the LEC for local transport of private line, special access and interstate transport of switched access telecommunications service.

     Capacity-intensive -- Refers to products which use comparatively large amounts of bandwidth.

     Carriers -- Companies that provide telecommunications transmission services.

     CCTS -- Consolidated Communications Telecom Services, Inc.

     Central Offices -- The switching centers or central switching facilities of the LECs.

     Dedicated -- Refers to telecommunications lines dedicated or reserved for use by particular customers along predetermined routes.

     Digital -- A method of storing, processing and transmitting information through the use of distinct electronic or optical pulses that represent the binary digits 0 and 1. Digital transmission and switching technologies (both fiber and microwave) employ a sequence of these pulses to represent information as opposed to the continuously variable analog signal. The precise digital numbers minimize distortion (such as graininess or snow in the case of video transmission, or static or other background distortion in the case of audio transmission). Both the Company's microwave and fiber optic facilities transmit digital information.

     Digital route miles -- Route miles of the Company's microwave and fiber optic routes.

     DS-1, DS-3 -- Standard telecommunications industry digital signal formats, which are distinguishable by bit rate (the number of binary digits (0 and 1) transmitted per second). DS-0 service has a bit rate of 64 kilobits per second and can transmit only one voice or data transmission at a time. DS-1 service has a bit rate of 1.544 megabits per second and can transmit 24 simultaneous voice or data transmissions. DS-3 service has a bit rate of 45 megabits per second and can transmit 672 simultaneous voice or data transmissions.

     DS-3 miles -- A measure of the total capacity and length of a transmission path, calculated as the capacity of the transmission path in DS-3s multiplied by the length of the path in miles.

     DTI -- Digital Teleport, Inc.

     EBITDA -- Operating income (loss) plus depreciation and amortization. EBITDA is not a measurement determined in accordance with GAAP, should not be considered in isolation or as a substitute for measures of performance prepared in accordance with GAAP and is not necessarily comparable with similarly titled measures for other companies.

     800/888 service -- A telecommunications service for businesses that allows calls to be made to a specific location at no charge to the calling party. Use of the "800" or "888" service code denotes calls that are to be billed to the receiving party. A computer database in the provider's network translates the 800 or 888 number into a conventional telephone number.

     Enhanced data services -- Products and services designed for the transport and delivery of integrated information to include voice, data and video and any combination thereof.

     Excel -- EXCEL Communications, Inc.

     Facilities-based carrier -- Carriers who own transmission facilities.

     FCC -- Federal Communications Commission.

     Fiber miles -- The number of fiber route miles of a fiber optic route multiplied by the number of fiber strands in the route.

     Frame Relay -- A high-speed, data-packet switching service used to transmit data between computers. Frame Relay supports data units of variable lengths at access speeds ranging from 56 kilobits per second to 1.5 megabits per second. This service is well-suited for connecting local area networks, but is not appropriate for voice and video applications due to the variable delays which can occur. Frame Relay was designed to operate at high speeds on modern fiber optic networks.

     Frontier -- Frontier Corporation.

     GAAP -- Generally Accepted Accounting Principles.

     GE Capital Communication -- GE Capital Communication Services Corporation.

     GEIC -- General Electric Investment Corporation.

     GST -- GST Net, Inc.

     GTE -- GTE Corporation.

     Hubs -- Collection centers located centrally in an area where telecommunications traffic can be aggregated for transport and distribution.

     ISDN (Integrated Services Digital Network) -- A complex networking concept designed to provide a variety of voice, data and digital interface standards. Incorporated into ISDN are many new enhanced services, such as high-speed data file transfer, desktop video conferencing, telepublishing, telecommuting, telepresence learning-remote collaboration, data network linking and home information services.

     Interexchange Carrier -- A company providing inter-LATA or long distance services between LATAs on an intrastate or interstate basis.

     Inter-LATA -- InterLATA calls are calls that pass from one LATA to another. Typically, these calls are referred to as long distance calls.

     Intra-LATA -- IntraLATA calls are those local calls that originate and terminate within the same LATA.

     Intranet -- An infrastructure based on Internet standards and technologies that provides access to information within limited and well-defined groups such as universities, governments and other large organizations.

     Kilobit -- One thousand bits of information. The information-carrying capacity (i.e., bandwidth) of a circuit may be measured in "kilobits per second."

     LATAs (local access and transport areas) -- The approximately 200 geographic areas that define the areas between which the RBOCs were prohibited from providing long distance services prior to the Telecommunications Act.

     LCI -- LCI International Management Services, Inc.

     LDS -- L.D. Services, Inc.

     LEC (local exchange carrier) -- A company providing local telephone services.

     Local loop -- A circuit within a LATA.

     MCI -- MCI Communications Corporation.

     Megabit -- One million bits of information. The information-carrying capacity (i.e., bandwidth) of a circuit may be measured in "megabits per second."

     MFS -- MFS Network Technologies, Inc.

     MOUs -- Minutes of use of long distance service.

     Non-facilities based carrier -- Carriers that do not own transmission facilities.

     OC-3, OC-12 and OC-48 -- Standard telecommunications industry measurements for optical transmission capacity distinguishable by bit rate transmitted per second and the number of voice or data transmissions that can be simultaneously transmitted through fiber optic cable. An OC-3 is generally equivalent to three DS-3s and has a bit rate of 155.52 megabits per second and can transmit 2,016 simultaneous voice or data transmissions. An OC-12 has a bit rate of 622.08 megabits per second and can transmit 8,064 simultaneous voice or data transmissions. An OC-48 has a bit rate of 2,488.32 megabits per second and can transmit 32,256 simultaneous voice or data transmissions.

     Off-net -- Refers to circuits on transmission facilities not owned by the Company.

     On-net -- Refers to circuits on transmission facilities owned by the Company.

     Optronic -- a combination of optical and electronic equipment.

     Private lines -- Transmission of voice and data over dedicated circuits.

     Qwest -- Qwest Communications Corporation.

     RBOCs (regional Bell operating companies) -- The seven local telephone companies (formerly part of AT&T) established by court decree in 1982.

     Rockwell International -- Rockwell International Corp.

     Route miles -- The measure of the length of a transmission path in miles.

     SONET (synchronous optical network technology) -- An electronics and network architecture for variable-bandwidth products which enables transmission of voice, video and data (multimedia) at very high speeds.

     Sprint -- Sprint Corp.

     Switch -- A device that opens or closes circuits or selects the paths or circuits to be used for transmission of information. Switching is a process of interconnecting circuits to form a transmission path between users.

     Switched long distance services -- Telecommunications services such as residential long distance services that are processed through digital switches and delivered over long-haul circuits and other transmission facilities.

     Telecom One -- Telecom One, Inc.

     Vyvx -- Vyvx, Inc., a subsidiary of The Williams Companies, Inc.

     Westel -- Westel International, Inc.

     WilTech -- The WilTech Group.

     WilTel -- WilTel Network Services, Inc.

     WorldCom -- WorldCom, Inc.

                            IXC COMMUNICATIONS, INC.

                         INDEX TO FINANCIAL STATEMENTS

                                                                                        PAGE
                                                                                        ----
Report of Independent Auditors........................................................   F-2

Consolidated Balance Sheets as of December 31, 1996 and 1995..........................   F-3

Consolidated Statements of Operations for the years ended December 31, 1996, 1995 and
  1994................................................................................   F-4

Consolidated Statements of Changes in Stockholders' Equity for the years ended
  December 31, 1996, 1995 and 1994....................................................   F-5

Consolidated Statements of Cash Flows for the years ended December 31, 1996, 1995 and
  1994................................................................................   F-6

Notes to Consolidated Financial Statements............................................   F-8

                         REPORT OF INDEPENDENT AUDITORS

The Board of Directors
IXC Communications, Inc.

     We have audited the accompanying consolidated balance sheets of IXC Communications, Inc. and its subsidiaries as of December 31, 1996 and 1995, and the related consolidated statements of operations, changes in stockholders' equity and cash flows for each of the three years in the period ended December 31, 1996. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

     We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

     In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of IXC Communications, Inc. and its subsidiaries at December 31, 1996 and 1995, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 1996, in conformity with generally accepted accounting principles.

                                          ERNST & YOUNG LLP

Austin, Texas
February 28, 1997, except for
  the third paragraph of Note 19,
  as to which the date is
  March 17, 1997

                            IXC COMMUNICATIONS, INC.

                          CONSOLIDATED BALANCE SHEETS

                                                                             DECEMBER 31,
                                                                         ---------------------
                                                                           1996         1995
                                                                         --------     --------
                                                                            (IN THOUSANDS)
ASSETS

Cash and cash equivalents..............................................  $ 61,340     $  6,915
Accounts receivable:
     Trade, net of allowance for doubtful accounts of $4,030,000 in
      1996 and $1,769,000 in 1995......................................    45,102        5,537
     Other.............................................................     2,466          782
                                                                         --------     --------
                                                                           47,568        6,319
Income tax receivable..................................................        --        1,296
Deferred tax assets (Note 12)..........................................       463          450
Prepaid expenses.......................................................     1,734        1,069
                                                                         --------     --------
     Total current assets..............................................   111,105       16,049
Property and equipment, net (Note 4)...................................   268,609      106,399
Escrow under Senior Notes (Note 5).....................................    51,412      198,266
Investment in unconsolidated subsidiaries..............................     5,486          187
Deferred charges and other non-current assets..........................    22,539       15,574
                                                                         --------     --------
          Total assets.................................................  $459,151     $336,475
                                                                         ========     ========

LIABILITIES AND STOCKHOLDERS' EQUITY

Accounts payable -- trade..............................................  $ 64,923     $  6,792
Accrued liabilities (Note 6)...........................................    18,928       14,306
Current portion of long-term debt and capital lease obligations (Notes
  7 and 8).............................................................     6,750        4,534
                                                                         --------     --------
     Total current liabilities.........................................    90,601       25,632
Long-term debt and capital lease obligations (Notes 7 and 8)...........   295,531      294,260
Deferred tax liability (Note 12).......................................     2,434        8,303
Other noncurrent liabilities...........................................     6,201          469
Commitments and contingencies (Notes 8 and 16)
Minority interest......................................................       905          953

Stockholders' equity:
  Preferred stock; 3,000,000 shares authorized:
     10% Junior Series 3 cumulative preferred stock, $.01 par value;
      12,550 shares issued and outstanding in 1996 and 1995 (aggregate
      liquidation preference of $19,059,000 at December 31, 1996)......        13           13
  Common Stock, $.01 par value; 100,000,000 shares authorized; shares issued and outstanding 30,795,014 in 1996 and 24,335,255 in
     1995..............................................................       308          243
  Additional paid-in capital...........................................   123,434       29,430
  Accumulated deficit..................................................   (60,276)     (22,828)
                                                                         --------     --------
  Total stockholders' equity...........................................    63,479        6,858
                                                                         --------     --------
          Total liabilities and stockholders' equity...................  $459,151     $336,475
                                                                         ========     ========

                            See accompanying notes.

                            IXC COMMUNICATIONS, INC.

                     CONSOLIDATED STATEMENTS OF OPERATIONS

                                                                   YEAR ENDED DECEMBER 31,
                                                              ---------------------------------
                                                                1996         1995        1994
                                                              --------     --------     -------
                                                               (IN THOUSANDS, EXCEPT PER SHARE
                                                                            DATA)
Net operating revenues (Note 10):
  Private line..............................................  $ 99,793     $ 89,563     $80,663
  Switched long distance....................................   103,968        1,438          --
                                                              --------     --------     -------
                                                              $203,761     $ 91,001     $80,663

Operating expenses:
  Cost of services..........................................   143,469       39,852      33,896
  Operations and administration.............................    47,067       32,282      20,561
  Depreciation and amortization.............................    27,241       17,438      12,121
                                                              --------     --------     -------
     Operating income (loss)................................   (14,016)       1,429      14,085
Interest income.............................................     2,838          468         211
Interest income on escrow under Senior Notes................     7,404        2,552          --
Interest expense............................................   (37,076)     (14,597)     (6,105)
Equity in net income (loss) of unconsolidated
  subsidiaries..............................................    (1,961)          19         (94)
                                                              --------     --------     -------
Income (loss) before income taxes, minority interests and
  extraordinary gain (loss).................................   (42,811)     (10,129)      8,097
Benefit (provision) for income taxes (Note 12)..............     5,981        1,693      (3,157)
Minority interests..........................................      (618)       5,218          77
                                                              --------     --------     -------
Income (loss) before extraordinary gain (loss)..............   (37,448)      (3,218)      5,017

Extraordinary gain (loss) on early extinguishment of debt
  (involving a related party in 1994), less applicable
  (provision) benefit for income taxes of $1,164,000 in 1995
  and ($1,472,000) in 1994..................................        --       (1,747)      2,298
                                                              --------     --------     -------
Net income (loss)...........................................   (37,448)      (4,965)      7,315
Dividends applicable to preferred stock.....................     1,739        1,843       1,752
                                                              --------     --------     -------
Net income (loss) applicable to common stockholders.........  $(39,187)    $ (6,808)    $ 5,563
                                                              ========     ========     =======
Income (loss) per common and common equivalent share:
  Before extraordinary gain (loss)..........................  $  (1.39)    $   (.20)    $   .13
  Extraordinary gain (loss).................................        --         (.07)        .09
                                                              --------     --------     -------
  Net income (loss).........................................  $  (1.39)    $   (.27)    $   .22
                                                              ========     ========     =======

Weighted average common and common equivalent shares used in
  computation of income (loss) per share....................    28,209       25,108      24,993
                                                              ========     ========     =======

                            See accompanying notes.

                            IXC COMMUNICATIONS, INC.

           CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY

                                 10% SENIOR SERIES   10% JUNIOR SERIES
                                         1                   3
                                  PREFERRED STOCK     PREFERRED STOCK     COMMON STOCK
                                 ------------------  -----------------  -----------------  ADDITIONAL                   TOTAL
                                 NUMBER OF           NUMBER OF          NUMBER OF           PAID-IN    ACCUMULATED  STOCKHOLDERS'
                                  SHARES    AMOUNT    SHARES    AMOUNT   SHARES    AMOUNT   CAPITAL      DEFICIT       EQUITY
                                 ---------  -------  ---------  ------  ---------  ------  ----------  -----------  -------------
                                                                          (IN THOUSANDS)
Balance at December 31, 1993....      1     $ 1,460      13      $ 13     24,274    $242    $ 29,428    $ (24,272)    $   6,871
  Issuance of common stock......     --          --      --        --         61       1           2           --             3
  Net income....................     --          --      --        --         --      --          --        7,315         7,315
                                    ---     -------     ---      ----     ------    ----    --------     --------      --------
Balance at December 31, 1994....      1       1,460      13        13     24,335     243      29,430      (16,957)       14,189
  Redemption of preferred
    stock.......................     (1)     (1,460)     --        --         --      --          --           --        (1,460)
  Net loss......................     --          --      --        --         --      --          --       (4,965)       (4,965)
  Dividends paid -- preferred
    stock -- 10% Senior Series
    1...........................     --          --      --        --         --      --          --         (505)         (505)
  Dividends paid -- preferred
    stock of consolidated
    subsidiary..................     --          --      --        --         --      --          --         (401)         (401)
                                    ---     -------     ---      ----     ------    ----    --------     --------      --------
Balance at December 31, 1995....     --          --      13        13     24,335     243      29,430      (22,828)        6,858
  Issuance of common stock......     --          --      --        --      6,460      65      94,004           --        94,069
  Net loss......................     --          --      --        --         --      --          --      (37,448)      (37,448)
                                    ---     -------     ---      ----     ------    ----    --------     --------      --------
Balance at December 31, 1996....     --     $    --      13      $ 13     30,795    $308    $123,434    $ (60,276)    $  63,479
                                    ===     =======     ===      ====     ======    ====    ========     ========      ========

                            See accompanying notes.

                            IXC COMMUNICATIONS, INC.

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                   YEAR ENDED DECEMBER 31,
                                                               --------------------------------
                                                                 1996        1995        1994
                                                               --------     -------     -------
                                                                        (IN THOUSANDS)
CASH FLOW FROM OPERATING ACTIVITIES:
Net income (loss)............................................  $(37,448)    $(4,965)    $ 7,315

Adjustments to reconcile net income (loss) to cash provided
  by operating activities:
  Depreciation...............................................    23,695      16,608      11,131
  Amortization...............................................     3,546         830         990
  Amortization of debt issue costs and Senior Note
     discount................................................     1,086         858         472
  Provision for doubtful accounts............................     3,060       1,505       1,565
  Equity in net (income) loss of unconsolidated
     subsidiaries............................................     1,961         (19)         94
  Minority interest in net income (loss) of subsidiaries.....       618      (5,218)        (77)
  Compensation expense on stock options......................       182          --          --
  Extraordinary (gain) loss on early extinguishment of
     debt....................................................        --       2,911      (3,770)
  Gain on sale of property and equipment.....................        --          --         (90)
  Changes in assets and liabilities, net of effects of
     acquisitions:
     Increase in accounts receivable.........................   (44,309)     (4,108)     (1,000)
     Decrease (increase) in other current assets.............       490      (1,466)        141
     Increase (decrease) in accounts payable - trade.........    17,950       5,196      (4,619)
     Increase in accrued liabilities.........................     4,436       7,503         139
     Increase (decrease) in deferred income taxes............    (5,882)     (1,847)      2,847
     Decrease in deferred charges and other non-current
       assets................................................    (4,538)     (4,092)       (854)
     Increase (decrease) in other noncurrent liabilities.....     6,466      (2,089)       (752)
                                                               --------     -------     -------
       Total adjustments.....................................     8,761      16,572       6,217
                                                               --------     -------     -------
          Net cash provided by (used in) operating
            activities.......................................   (28,687)     11,607      13,532
                                                               --------     -------     -------

                            See accompanying notes.

                            IXC COMMUNICATIONS, INC.

                                                                 YEAR ENDED DECEMBER 31,
                                                           ------------------------------------
                                                             1996          1995          1994
                                                           ---------     ---------     --------
                                                                      (IN THOUSANDS)
CASH FLOW FROM INVESTING ACTIVITIES:
Release of funds from escrow under Senior Notes..........  $ 154,244     $   4,300     $     --
Deposit into escrow under Senior Notes...................     (7,404)     (202,552)          --
Purchase of property and equipment.......................   (136,391)      (23,670)      (7,087)
Sale of property and equipment...........................         --            --          235
Payments for businesses acquired, net of cash received...         --            --      (11,976)
                                                           ---------     ---------     --------
          Net cash provided by (used in) investing
            activities...................................     10,449      (221,922)     (18,828)
                                                           ---------     ---------     --------

CASH FLOW FROM FINANCING ACTIVITIES:
Net proceeds from issuance of Senior Notes, net of
  discount...............................................         --       277,148           --
Capital contribution in subsidiary by minority
  shareholders...........................................         --         6,002           --
Capital contribution to unconsolidated subsidiary........     (7,319)           --           --
Proceeds from long-term debt.............................         --        18,695       12,999
Payments on long-term debt and capital lease
  obligations............................................    (12,786)      (76,490)      (7,837)
Payments from escrow.....................................         --            --        1,500
Payment of debt issue costs..............................     (1,301)      (10,407)      (1,551)
Redemption of preferred stock............................         --        (1,460)          --
Redemption of preferred stock of consolidated subsidiary
  held by minority interests.............................         --        (1,400)          --
Dividend payments........................................         --          (906)          --
Issuance of common stock.................................     94,069            --            3
                                                           ---------     ---------     --------
          Net cash provided by financing activities......     72,663       211,182        5,114
                                                           ---------     ---------     --------
Net increase (decrease) in cash and cash equivalents.....     54,425           867         (182)
Cash and cash equivalents at beginning of year...........      6,915         6,048        6,230
                                                           ---------     ---------     --------
Cash and cash equivalents at end of year.................  $  61,340     $   6,915     $  6,048
                                                           =========     =========     ========

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
  Cash paid (received) for:
     Income taxes........................................  $    (832)    $   1,240     $    891
                                                           =========     =========     ========
     Interest............................................  $  37,561     $   4,955     $  4,496
                                                           =========     =========     ========

                            See accompanying notes.

                            IXC COMMUNICATIONS, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               DECEMBER 31, 1996

1.  ORGANIZATION AND ACQUISITIONS

     IXC Communications, Inc. and its subsidiaries (collectively referred to as "IXC" or the "Company") is an Austin, Texas based supplier of telecommunications services. IXC provides two principal services to long distance companies: (i) private line voice and data circuits and (ii) switched long distance services. Consistent with industry practice, the Company considers itself to be operating in one business segment.

     Long distance companies may be categorized as facilities-based carriers or non-facilities-based carriers. Sellers of private line services are generally facilities-based carriers, like IXC, that own private line transmission facilities, such as fiber optic or digital microwave transmission facilities. Customers using private line services include: (i) facilities-based carriers that require private line capacity where they have geographic gaps in their facilities, need additional capacity or require geographically different routing; and (ii) non-facilities-based carriers requiring private line capacity to carry their customers' long distance traffic. The Company provides private line services to customers either on a "take-or-pay" long term basis, or after contract expiration on a month-to-month basis.

     In late 1995, the Company expanded into the business of selling switched long distance services to long distance resellers. Long distance companies may be characterized as switched or switchless carriers. Sellers of switched long distance services are generally switched carriers, like IXC, that own one or more switches that direct telecommunications traffic. Customers using the Company's switched long distance service generally are switchless carriers that depend on switched carriers to provide long distance services to their users. The Company sells switched long distance services on a per-call basis, with payment due monthly after services are rendered.

2.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

  Principles of Consolidation

     IXC, a Delaware corporation, was incorporated in 1992 and, through a series of transactions through 1994, acquired various wholly-owned and majority-owned subsidiaries which are included in the consolidated financial statements. The consolidated financial statements of IXC include the accounts of IXC Communications, Inc. and its wholly-owned and majority-owned subsidiaries. The Company has a 50% interest in Progress International L.L.C. ("Progress") which is accounted for using the equity method. Progress has a 49% interest in Marca-Tel S.A. de C.V. ("Marca-Tel"), a telecommunications company located in Mexico. The Company also accounts for its 25% interest in U.S. Advantage Long Distance, Inc., a reseller of long distance minutes, using the equity method. Significant intercompany accounts and transactions have been eliminated in the consolidated financial statements.

  Revenues

     Private line voice and data circuit revenues are generated primarily by providing capacity on the Company's fiber optic and microwave transmission network at rates established under long-term contractual arrangements or on a month-to-month basis after contract expiration. Revenues are recognized as services are provided.

     Switched long-distance service revenues are generated primarily by providing voice and data communications. Revenues are recognized as services are provided.

     The Company accounts for capacity exchange agreements with other carriers by recognizing the fair value of the revenue earned and expense incurred under the respective agreements.

                            IXC COMMUNICATIONS, INC.

2.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)
  Cash and Cash Equivalents

     Cash and cash equivalents include cash on hand, money market funds and all investments with an initial maturity of three months or less. All cash equivalents are recorded at cost and classified as available for sale. Short-term investments held in the Company's escrow related to the Senior Notes (see Note 5) are not included as a cash equivalent. Escrow investments are recorded at cost.

  Property and Equipment

     Property and equipment is recorded at cost. Depreciation is provided using the straight-line method over the estimated useful lives of the various assets, ranging from three to twenty years. Maintenance and repairs are charged to operations as incurred. Property and equipment recorded under capital leases are included with the Company's owned assets. Amortization of assets recorded under capital leases is included in depreciation expense.

     Costs associated with uncompleted portions of the fiber optic network are classified as construction in progress in the accompanying consolidated balance sheets. Upon completion, the costs will be classified as transmission systems and depreciated over their useful lives.

     Upon indication of an impairment, the Company records a loss on its long-lived assets when the undiscounted cash flows estimated to be generated by those assets are less than the related carrying amount of the assets.

  Fiber Exchange Agreements

     In connection with its fiber optic network expansion, the Company has entered into various agreements to purchase, sell or exchange fiber usage rights. Purchases of fiber usage rights from other carriers are recorded at cost as a separate component of property and equipment. The recorded assets are amortized over the lesser of the term of the related agreement or the estimated life of the fiber optic cable. Sales of fiber usage rights are recorded as deferred revenue and are included in other non-current liabilities in the accompanying consolidated balance sheets. Revenues are recognized over the terms of the related agreements. Non-monetary exchanges of fiber usage rights (swaps of fiber usage rights with other long distance carriers) are recorded at the cost of the asset transferred.

  Capitalization of Interest

     Interest costs are capitalized as part of the cost of constructing the Company's fiber optic network. Interest costs capitalized during construction periods are computed by determining the average accumulated expenditures for each interim capitalization period and applying the interest rate related to the specific borrowings associated with each construction project. Total interest incurred during the years ended December 31, 1996, 1995 and 1994 was $40.0 million, $15.0 million and $6.1 million, respectively, of which, $2.9 million, $0.4 million and $34,000 was capitalized.

  Income Taxes

     The Company accounts for income taxes using the liability method as required by Statement of Financial Accounting Standards ("SFAS") No. 109, Accounting for Income Taxes.

     Deferred income taxes are provided for net operating losses and for temporary differences between the basis of assets and liabilities for financial reporting and income tax reporting. Investment tax credits are accounted for by the flow-through method.

                            IXC COMMUNICATIONS, INC.

2.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)
  Deferred Charges and Other Non-current Assets

     Costs incurred in connection with obtaining long-term financing have been deferred and are being amortized as interest expense over the terms of the related debt agreements. Deferred costs relating to long-term financing at December 31, 1996 and 1995 were $11.4 million and $10.4 million, respectively. Accumulated amortization of these costs at December 31, 1996 and 1995 was $1.4 million and $0.5 million, respectively.

     Costs incurred to obtain certain regulatory licenses are amortized on a straight-line basis over ten to forty years.

     Certain costs incurred in connection with installation of the switched long distance network have been deferred and are being amortized on a straight-line basis over four years. Deferred network costs at December 31, 1996 and 1995 were $5.0 million and $1.8 million, with accumulated amortization of $1.0 million and $0.1 million, respectively.

     The acquisition cost of customer accounts obtained through an outside sales organization have been deferred and amortized over the estimated average term of the related customer contracts.

  Stock-Based Compensation

     The Company has elected to account for its employee stock options under Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" ("APB 25") and related interpretations, because, the alternative fair value accounting provided for under SFAS No. 123, "Accounting for Stock-Based Compensation," requires use of option valuation models that were not developed for use in valuing employee stock options. Under APB 25 compensation expense is recognized only when the exercise price of the Company's employee stock options is less than the market price of the underlying stock on the date of grant.

  Income (Loss) Per Common and Common Equivalent Share

     Income (loss) per common share is based on net income (loss) less preferred stock dividend requirements, divided by the weighted average common and common equivalent shares outstanding during the period. Outstanding options are included in the calculation to the extent they are dilutive or were issued within one year of the Company's initial public offering. Income (loss) per share on a fully diluted basis is not presented as the fully diluted effect is either antidilutive or not materially different from primary income (loss) per common share, as computed.

  Use of Estimates

     The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

  Concentration of Credit Risk

     Financial instruments that potentially subject the Company to concentrations of credit risk consist primarily of cash equivalents, funds held in escrow and trade receivables. The Company places its cash equivalents and funds held in escrow in quality investments with reputable financial institutions. Trade receivables include significant balances due from a small number of customers. At December 31, 1996,

                            IXC COMMUNICATIONS, INC.

2.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)
$9.1 million in trade receivables from the Company's private line services are due from seven customers. Switched long distance services receivables are also concentrated, with $21.1 million in trade receivables due from one customer. If any of these individually significant customers experienced deteriorating financial condition, results of operations of the Company could be adversely affected. The Company performs ongoing credit evaluations of its customers' financial condition. IXC has not experienced significant losses from sales to any of its significant customers. (See Note 10)

  Reclassifications

     Certain amounts for prior years have been reclassified to conform to the 1996 presentation.

3.  ACQUISITION OF MINORITY INTEREST

     Effective January 1, 1996, IXC purchased the minority interest in a joint venture for $6.2 million. The acquisition of the minority interest was accounted for as a purchase and the financial statements of the former joint venture have been consolidated with the Company from the date of acquisition. The purchase price was allocated based on estimated fair values at the date of acquisition. The excess of purchase price over net assets acquired was $5.6 million and is being amortized on a straight-line basis over five years. Unaudited pro forma operating results for the year ended December 31, 1995 as if the minority interest had been acquired as of January 1, 1995, are as follows (in thousands, except per share amounts):

    Net operating revenues..................................................    $ 91,001
                                                                                ========
    Loss before income taxes, minority interests and extraordinary loss.....    $(11,246)
                                                                                ========
    Net loss................................................................    $ (9,352)
                                                                                ========
    Loss per common and common equivalent share:
      Before extraordinary loss.............................................    $   (.38)
      Extraordinary loss....................................................        (.07)
                                                                                --------
         Net loss...........................................................    $   (.45)
                                                                                ========

4.  PROPERTY AND EQUIPMENT

     The following table summarizes the Company's property and equipment:

                                                                         DECEMBER 31,
                                                                     ---------------------
                                                                       1996         1995
                                                                     --------     --------
                                                                        (IN THOUSANDS)
    Land and right of ways.......................................    $  2,345     $  2,344
    Buildings and improvements...................................       5,048        4,021
    Transmission systems.........................................     181,170      137,398
    Furniture and other..........................................       4,629        2,407
    Fiber usage rights...........................................      38,533           --
    Construction in progress.....................................     106,017        5,658
                                                                     --------     --------
                                                                      337,742      151,828
    Less: Accumulated depreciation and amortization..............     (69,133)     (45,429)
                                                                     --------     --------
    Property and equipment, net..................................    $268,609     $106,399
                                                                     ========     ========

                            IXC COMMUNICATIONS, INC.

5.  ESCROW UNDER SENIOR NOTES

     Under the terms of the Company's Senior Notes, issued in October 1995, the Company was required to place $200 million of Senior Notes proceeds in an escrow account, which proceeds and the earnings thereon are restricted in their use to network expansion, capital expenditures, certain interest, principal and other payments on the Senior Notes and other permitted uses (see Note 7). Such funds have been invested in short-term, investment-grade, interest-bearing securities as follows:

                                                                          DECEMBER 31,
                                                                      --------------------
                                                                       1996         1995
                                                                      -------     --------
                                                                         (IN THOUSANDS)
    Overnight investments...........................................  $14,201     $ 96,975
    U.S. Government securities......................................   37,211      101,291
                                                                      -------     --------
                                                                      $51,412     $198,266
                                                                      =======     ========

     The escrow account is subject to a security interest under the Company's Senior Notes. The investments in the escrow account at December 31, 1996 and 1995 were all due in three months or less and classified as available for sale.

6.  ACCRUED LIABILITIES

     The following table summarizes the Company's accrued liabilities:

                                                                          DECEMBER 31,
                                                                       -------------------
                                                                        1996        1995
                                                                       -------     -------
                                                                         (IN THOUSANDS)
    Accrued taxes..................................................    $ 2,750     $ 2,924
    Deferred revenue...............................................      3,044       1,693
    Accrued interest...............................................      8,906       8,748
    Other..........................................................      4,228         941
                                                                       -------     -------
                                                                       $18,928     $14,306
                                                                       =======     =======

7.  LONG-TERM DEBT

     Long-term debt and capital lease obligations of IXC consisted of the following:

                                                                         DECEMBER 31,
                                                                     ---------------------
                                                                       1996         1995
                                                                     --------     --------
                                                                        (IN THOUSANDS)
    Senior Notes -- 12.5%, net of unamortized discount of
      $7,344,000 and $7,762,000 at December 31, 1996 and 1995,
      respectively.................................................  $277,656     $277,238
    Senior subordinated note -- 7%.................................     3,046        4,416
    Promissory note -- 9%..........................................     3,717        3,401
    Capital lease obligations......................................    17,862       13,697
    Other debt.....................................................        --           42
                                                                     --------     --------
         Total long-term debt and capital lease obligations........  $302,281     $298,794
    Less current portion...........................................    (6,750)      (4,534)
                                                                     --------     --------
    Long-term debt and capital lease obligations...................  $295,531     $294,260
                                                                     ========     ========

                            IXC COMMUNICATIONS, INC.

7.  LONG-TERM DEBT (CONTINUED)
  Senior Notes

     On October 5, 1995, the Company issued $285 million of 12 1/2% Senior Notes (effective rate 12.8%) due October 1, 2005, with interest payable semi-annually. In July 1996, the Company exchanged certain of the Senior Notes for registered Senior Notes. Until the exchange was consummated, the Company was required to make additional interest payments at the rate of .5% per annum on the principal amount.

     The Senior Notes may be redeemed at the option of the Company, in whole or in part, on or after October 1, 2000 at a premium declining to zero in 2004. At any time prior to October 1, 1998, the Company may redeem Senior Notes with an aggregate principal amount of up to $100 million at a redemption price of 112.5% of the principal amount from the net proceeds of a sale of Capital Stock of the Company, provided that at least $100 million in aggregate principal amount of Senior Notes remains outstanding immediately after the occurrence of such redemption and that the redemption occurs within 35 days of the date of the closing of the offering of such equity securities. Also, the Senior Notes contain provisions that, in the event of a Change in Control (which meets the definition set forth in the Indenture) of the Company, provide their holders the right to require the Company to repurchase all or any part of the Senior Notes at a price equal to 101% of the principal amount thereof, plus accrued and unpaid interest.

     Of the net proceeds of approximately $277 million, $200 million was deposited into an escrow account primarily restricted for the construction of a major network expansion program (see Note 5). Approximately $53.7 million of the net proceeds was used to repay or repurchase certain previously-existing indebtedness of the Company, including $22.7 million paid to certain stockholders. This resulted in an extraordinary loss on early extinguishment of debt of $1.7 million in 1995, net of applicable income tax benefit of $1.2 million. In addition, approximately $3.8 million was used to redeem certain preferred stock.

     The Senior Notes are senior unsecured obligations of the Company, except for a security interest in the escrow account, and are guaranteed on a senior unsecured basis by certain wholly owned direct and indirect subsidiaries of IXC. The obligations of each guarantor are limited to the minimum extent necessary to prevent the guarantee from violating or becoming voidable under applicable law relating to fraudulent conveyance or fraudulent transfer or similar laws affecting the rights of creditors generally. See Note 20 for financial information for guarantor and non-guarantor subsidiaries.

     The Senior Notes contain certain covenants that restrict the ability of the Company and its subsidiaries to incur additional indebtedness and issue certain preferred stock, pay dividends or make other distributions, repurchase equity interests or subordinated indebtedness, engage in sale and leaseback transactions, create certain liens, enter into certain transactions with affiliates, sell assets of the Company or its subsidiaries, issue or sell equity interests of the Company's subsidiaries or enter into certain mergers and consolidations.

  Senior Subordinated Note

     During 1994, the Company issued a $6.2 million, 7% senior subordinated promissory note to a minority investor in one of IXC's subsidiaries. Under the terms of the senior subordinated promissory note, principal and interest are due in monthly installments of $136,000 through December 31, 1998.

  Promissory Note

     During 1994, to facilitate an acquisition, the Company issued a $3.0 million 9% promissory note to a minority investor in the acquired entity. Under the terms of the promissory note, principal and interest payments of $560,000 are due quarterly beginning March 31, 1998 and ending December 31, 1999. Thus, accrued interest is reflected in the balance of the note.

                            IXC COMMUNICATIONS, INC.

7.  LONG-TERM DEBT (CONTINUED)
     Annual maturities of long-term debt at December 31, 1996 are as follows (in thousands):

                1997..............................................  $  1,470
                1998..............................................     3,170
                1999..............................................     2,123
                2005..............................................   285,000
                                                                    --------
                                                                     291,763
                Less discount on Senior Notes.....................    (7,344)
                                                                    --------
                                                                    $284,419
                                                                    ========

8.  CAPITAL AND OPERATING LEASES

     The Company leases certain facilities, equipment and transmission capacity used in its operations under noncancellable capital and operating leases. Future minimum annual lease payments under these lease agreements at December 31, 1996, are as follows (in thousands):

                                                                  CAPITAL     OPERATING
                                                                  LEASES       LEASES
                                                                  -------     ---------
        1997....................................................  $ 6,599      $22,597
        1998....................................................    5,120       13,432
        1999....................................................    4,616        4,029
        2000....................................................    3,737        1,211
        2001....................................................    1,143          712
                                                                  -------
                                                                   21,215
        Less amounts related to interest........................   (3,353)
                                                                  -------
        Present value of capital lease obligations..............   17,862
        Less current portion....................................   (5,280)
                                                                  -------
        Long-term capital lease obligations.....................  $12,582
                                                                  =======

     The gross amount of assets recorded under capital leases at December 31, 1996 and 1995 was $22.2 million and $17.9 million, respectively. The related accumulated amortization was $5.9 million and $4.1 million at December 31, 1996 and 1995, respectively.

     Lease expense relating to facilities, equipment and transmission capacity leases, excluding amortization of fiber exchange agreements, was approximately $49.9 million, $29.1 million and $28.7 million for the years ended December 31, 1996, 1995 and 1994, respectively.

     In November 1994, IXC entered into an agreement whereby certain deferred lease obligations payable through 1998 were restructured resulting in all the deferred obligations, $4.4 million, being due during 1995. These obligations were repaid in 1995 from the proceeds the Company received from the issuance of the Senior Notes.

     In 1996 and 1995, the Company entered into equipment leases for network switching equipment, for which the lease obligations had a present value of $7.2 million and $9.8 million, respectively. In 1996, the Company entered into equipment leases for broadband network switching equipment for which the lease obligations had a present value of $1.3 million.

                            IXC COMMUNICATIONS, INC.

9.  COMMON AND PREFERRED STOCK

  Preferred Stock

     The 10% Junior Series 3 Cumulative Redeemable Preferred Stock ("Series 3 Preferred Stock") votes as a single class with IXC's common stock, is entitled to elect one director and may be redeemed at the Company's option in whole or in part at any time, subject to certain debt covenants, at a price of $1,000 per share, plus accumulated and unpaid dividends and accrued interest. The liquidation value of each Series 3 Preferred share is $1,000 plus any accumulated and unpaid dividends including accrued interest. The Series 3 Preferred Stock is nonparticipatory and has no mandatory redemption requirements. Dividends are payable at the determination of the Board of Directors, subject to debt covenants. Interest accrues on unpaid dividends at an annual rate of 10%. Cumulative preferred dividends in arrears, including interest, at December 31, 1996 and 1995 were $6.5 million ($518.65 per share) and $4.8 million ($380.59 per share), respectively.

     IXC's 10% Senior Series 1 Cumulative Redeemable Preferred Stock was non-voting and was redeemed on October 6, 1995 from the proceeds of the Senior Notes for $2.0 million, including cumulative dividends in arrears and related interest of $505,000.

     During 1993, an indirect subsidiary of IXC issued 1,400 shares of 10% Senior Series 1 Cumulative Redeemable Preferred Stock (the "ILHI Series 1 Preferred Stock") at $1,000 per share to stockholders of IXC. The ILHI Series 1 Preferred Stock was redeemed on October 6, 1995 from the proceeds of the Senior Notes for $1.8 million, including cumulative dividends in arrears and related interest of $401,000.

  Common Stock

     During 1996, the Company issued 6,440,000 shares of Common Stock in an initial public offering and a private placement, resulting in net proceeds of $94.0 million. At December 31, 1996, the Company has 3,382,435 shares reserved for future issuance under stock option plans.

     During 1996, the Company effected stock splits resulting in a 2.4249 for 1 split of the Company's common stock (with fractional shares paid in cash). The Company also increased the number of authorized shares of its common stock to 100,000,000 and the number of authorized shares of its preferred stock to 3,000,000. The accompanying financial statements have been retroactively adjusted to reflect the stock splits and the increase in authorized shares.

  Stock Option and Award Plans

     In November 1994, the Board of Directors adopted the IXC Communications, Inc. Stock Plan, as amended (the "1994 Stock Plan"), which provides for the issuance of restricted stock or the granting of stock options for up to 1,212,450 shares of common stock to key employees and others. Awards under the 1994 Stock Plan are given at the discretion of the Board of Directors and include common stock options with exercise prices at least equal to the fair market value at the date of grant. Options granted may be either "incentive stock options," within the meaning of Section 422(a) of the Internal Revenue Code, or non-qualified options. The options expire after 10 years and generally vest at rates of 25% and 33% per year commencing one year after the date of grant, with the exception of two options covering 84,871 shares which were 100% vested upon grant.

     In 1996, IXC adopted the IXC Communications, Inc. 1996 Stock Plan, as amended (the "1996 Stock Plan"), which provides for the issuance of restricted stock or the granting of stock options for up to 2,121,787 shares of common stock to key employees and others. Awards under the 1996 Stock Plan are given at the discretion of the Board of Directors and include common stock options with exercise prices at least equal to the fair market value at the date of grant. Options granted may be either "incentive stock options," within the meaning of
Section 422(a) of the Internal Revenue Code, or non-qualified options. The options expire after

                            IXC COMMUNICATIONS, INC.

9.  COMMON AND PREFERRED STOCK (CONTINUED)
10 years and generally vest at rates of 25% and 33% per year commencing one year after the date of grant. During 1996, 476,600 options were granted under the 1996 Stock Plan.

     The Company has not issued any restricted stock under the 1994 Stock Plan or the 1996 Stock Plan. All options granted under the 1994 Stock Plan and the 1996 Stock Plan were granted at estimated market value at the date of grant. In the event of a change of control of the Company, the options outstanding immediately following the consummation of such change of control fully vest, and the options may be exercised in full to purchase the total number of shares covered by the option.

     In October 1996, IXC adopted a stock incentive plan (the "Special Stock Plan") covering 67,900 shares of common stock. Any employee, director or other person providing services to the Company is eligible to receive awards under the Special Stock Plan, at the Board's discretion. Awards available under the Special Stock Plan include common stock purchase options and restricted common stock. All available options to acquire stock under the Special Stock Plan were granted in 1996 at exercise prices less than market value at the date of grant. In 1996, the Company recognized $182,000 in compensation expense related to grants under the Special Stock Plan.

     On May 14, 1996 the Board of Directors adopted the IXC Communications, Inc. Outside Directors' Phantom Stock Plan (the "Directors' Plan"), pursuant to which $20,000 per year of outside director's fees for certain directors is deferred and treated as if it were invested in shares of the Company's common stock. No shares of common stock will be actually purchased and the participants will receive cash benefits equal to the value of the shares that they are deemed to have purchased under the Directors' Plan, with such value to be determined on the date of distribution. Distribution of benefits generally will occur three years after the deferral. Compensation expense is determined based on the market price of the shares deemed to have been purchased and is charged to expense over the related period. On June 6, 1996 the stockholders approved the Directors' Plan. In 1996, the Company recognized $60,000 as directors' fees related to the Directors' Plan.

  Stock Based Compensation

     The Company has elected to account for its employee stock options under APB
25. As a result, pro forma information regarding net income and income (loss) per share is required by SFAS No. 123, which requires that the information be determined as if the Company has accounted for its employee stock options granted subsequent to December 31, 1994 under the fair value method of that Statement. The fair value for these options was estimated at the date of grant using the Black-Scholes option pricing model with the following weighted-average assumptions for 1996 and 1995, respectively: risk-free interest rates ranging from 5.25% to 6.73% and 5.74% to 5.95%; no dividend yield; volatility factor of the expected market price of the Company's common stock of .523; and a weighted-average expected life of the options of 5 years.

     The Black-Scholes option valuation model was developed for use in estimating the fair value of traded options which have no vesting restrictions and are fully transferable. In addition, option valuation models require the input of highly subjective assumptions including the expected stock price volatility. Because the Company's employee stock options have characteristics significantly different from those of traded options, and because changes in the subjective input assumptions can materially affect the fair value estimate, in management's opinion, the existing models do not necessarily provide a reliable single measure of the fair value of its stock options.

                            IXC COMMUNICATIONS, INC.

9.  COMMON AND PREFERRED STOCK (CONTINUED)
     For purposes of pro forma disclosures, the estimated fair value of the options is amortized to expense over the options' vesting period. The Company's pro forma information follows (in thousands except for earnings per share information):

                                                                        1996        1995
                                                                      --------     -------
    Pro forma loss applicable to common stockholders................  $(39,805)    $(6,871)
    Pro forma loss per common and common equivalent share...........  $  (1.41)    $ (0.27)

     Because SFAS No. 123 is applicable only to options granted subsequent to December 31, 1994, its pro forma effect will not be fully reflected until 1998.

     A summary of the Company's stock option activity, and related information for the years ended December 31 follows:

                                                1996                  1995                  1994
                                        --------------------   -------------------   -------------------
                                                    WEIGHTED-            WEIGHTED-             WEIGHTED-
                                                    AVERAGE               AVERAGE               AVERAGE
                                                    EXERCISE             EXERCISE              EXERCISE
                                         OPTIONS     PRICE     OPTIONS     PRICE     OPTIONS     PRICE
                                        ---------   --------   -------   ---------   -------   ---------
Outstanding-beginning of year.........    645,880    $ 3.01    206,113     $3.01          --     $  --
Granted...............................  1,138,351     12.04    439,767      3.01     206,113      3.01
Exercised.............................    (19,702)     3.01         --        --          --        --
Forfeited.............................    (63,956)     3.01         --        --          --        --
                                        ---------    ------    -------     -----     -------     -----
Outstanding-end of year...............  1,700,573    $ 9.05    645,880     $3.01     206,113     $3.01
                                        =========    ======    =======     =====     =======     =====
Exercisable at end of year............    257,527              121,243                    --
Weighted-average fair value of options
  granted during the year.............  $    7.34              $  1.51                    --

     The following table summarizes outstanding options at December 31, 1996 by price range:

                               OUTSTANDING                                     EXERCISABLE
    -----------------------------------------------------------------     ---------------------
                                       WEIGHTED-     WEIGHTED-AVERAGE                 WEIGHTED-
     NUMBER                             AVERAGE         REMAINING         NUMBER       AVERAGE
       OF             RANGE OF         EXERCISE        CONTRACTUAL          OF        EXERCISE
     OPTIONS       EXERCISE PRICE        PRICE       LIFE OF OPTIONS      OPTIONS       PRICE
    ---------     -----------------    ---------     ----------------     -------     ---------
    1,059,323           $3.01           $  3.01             8.8           257,527       $3.01
      302,250      15.38 to 16.00         15.43             9.6                --          --
      339,000           22.25             22.25             9.8                --          --
                   ---------------       ------
    1,700,573      $3.01 to $22.25      $  9.05             9.2           257,527       $3.01
                   ===============       ======

10.  MAJOR CUSTOMERS

     Prior to 1996, substantially all of the Company's revenues were earned from private line services. Private line services generally are provided to carriers under long-term contractual arrangements or on a month-to-month basis after contract expiration. In late 1995, the Company expanded into the business of selling switched long distance services to long distance resellers. Excel Communications is the Company's largest switched long distance customer. Sales to certain customers exceeded 10% of total revenues for each of the years ended December 31, 1996, 1995 and 1994. The percentages of revenues represented by these customers are as follows:

                                                                  1996     1995     1994
                                                                  ----     ----     ----
        Excel Communications....................................   35%      --       --
        Frontier Communications.................................   10%      21%      23%
        WorldCom, Inc...........................................    8%      20%      25%

                            IXC COMMUNICATIONS, INC.

11.  EMPLOYEE BENEFIT PLANS

     The Company has a defined contribution retirement and 401(k) savings plan which covers all full-time employees with one year of service. The Company contributes 6% of eligible compensation, as defined in the plan, and matches 50% of the employee's contributions up to a maximum of 6% of the employee's compensation. Employees vest in the Company's contribution over five years. Benefit expense for the years ended December 31, 1996, 1995 and 1994 was approximately $779,000, $522,000 and $468,000, respectively.

12.  INCOME TAXES

     Deferred income taxes reflect the tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the Company's deferred tax assets and liabilities are as follows:

                                                                         DECEMBER 31,
                                                                     ---------------------
                                                                       1996         1995
                                                                     --------     --------
                                                                        (IN THOUSANDS)
    Deferred tax assets:
      Tax credit carryforwards.....................................  $  2,068     $  2,411
      Net operating loss carryforwards.............................    22,240        2,489
      Accrued expenses.............................................     3,156          908
      Other........................................................        --        1,286
                                                                     --------     --------
           Gross deferred tax assets...............................    27,464        7,094

           Valuation allowance.....................................   (17,264)          --
                                                                     --------     --------
    Net deferred tax assets........................................    10,200        7,094

    Deferred tax liabilities:
      Tax over book depreciation...................................   (10,372)      (8,384)
      Other liability accruals.....................................    (1,799)      (5,090)
      Other........................................................        --       (1,473)
                                                                     --------     --------
                                                                      (12,171)     (14,947)
                                                                     --------     --------
    Net deferred tax liability.....................................  $ (1,971)    $ (7,853)
                                                                     ========     ========

    As recorded in the consolidated balance sheets:
      Deferred tax assets..........................................  $    463     $    450
      Deferred tax liability.......................................    (2,434)      (8,303)
                                                                     --------     --------
                                                                     $ (1,971)    $ (7,853)
                                                                     ========     ========

     At December 31, 1996, the Company had net operating loss carryforwards of approximately $55.6 million for income tax purposes that expire through 2011. The Company has minimum tax and investment tax credit carryforwards at December 31, 1996 of approximately $0.7 million and $1.4 million, respectively. The minimum tax credits can be carried forward indefinitely and the investment tax credits expire in 2001.

     At December 31, 1996, a valuation allowance of $17.3 million was established to offset a portion of the Company's deferred tax assets. The valuation allowance is related to deferred tax assets, primarily net operating losses, that may not be realizable. No valuation allowance was provided for deferred tax assets at December 31, 1995 or 1994.

                            IXC COMMUNICATIONS, INC.

12.  INCOME TAXES (CONTINUED)
     Significant components of the benefit (provision) for income taxes (excluding the effect attributable to extraordinary items) are as follows:

                                                                     DECEMBER 31,
                                                            -------------------------------
                                                             1996        1995        1994
                                                            -------     -------     -------
                                                                    (IN THOUSANDS)
    Current:
      Federal.............................................  $   829     $   381     $(1,188)
      State...............................................     (250)         --        (404)
                                                            -------     -------     -------
    Total current.........................................      579         381      (1,592)

    Deferred:
      Federal.............................................    4,136       1,144      (1,131)
      State...............................................    1,266         168        (434)
                                                            -------     -------     -------
    Total deferred........................................    5,402       1,312      (1,565)
                                                            -------     -------     -------
    Benefit (provision) for income taxes..................  $ 5,981     $ 1,693     $(3,157)
                                                            =======     =======     =======

     The reconciliation of income tax benefit (provision) attributable to continuing operations computed at the U.S. federal statutory tax rates to income tax benefit (provision) is as follows:

                                                                     DECEMBER 31,
                                                           --------------------------------
                                                             1996        1995        1994
                                                           --------     -------     -------
                                                                    (IN THOUSANDS)
    Tax benefit (provision) at federal statutory rates...  $ 14,766     $ 1,670     $(2,780)
    State income tax benefit (provision) net of federal
      effect.............................................     3,106         302        (432)
    Net operating losses not benefited...................   (17,264)         --          --
    Resolution of tax examinations.......................     3,511          --          --
    Permanent and other differences......................     1,862        (279)         55
                                                           --------     -------     -------
    Benefit (provision) for income taxes.................  $  5,981     $ 1,693     $(3,157)
                                                           ========     =======     =======

13.  CAPACITY EXCHANGE AGREEMENTS

     In the normal course of business, IXC enters into long-term agreements with other carriers to exchange capacity on such carriers' networks for access to the Company's fiber optic communication systems. Exchanges are accounted for at fair value (see Note 2). Exchange agreements accounted for noncash revenue and expense (in equal amounts) of $14.0 million in 1996, $13.8 million in 1995 and $8.0 million in 1994.

14.  RELATED PARTY TRANSACTIONS

     A law firm, of which a director and stockholder of the Company was a principal, provided certain legal services to the Company and received fees from the Company in the amount of approximately $3.5 million in 1996, $2.6 million in 1995 and $1.4 million in 1994.

15.  FAIR VALUE OF FINANCIAL INSTRUMENTS

     The following methods and assumptions were used by the Company in estimating its fair value disclosures for financial instruments:

     Cash and cash equivalents: The carrying amount reported in the balance sheets for cash and cash equivalents approximates fair value.

                            IXC COMMUNICATIONS, INC.

15.  FAIR VALUE OF FINANCIAL INSTRUMENTS (CONTINUED)
     Accounts receivable and accounts payable: The carrying amounts reported in the balance sheets for accounts receivable and accounts payable approximate fair value.

     Escrow under Senior Notes: The carrying amount reported in the balance sheets for restricted short-term investments held in escrow approximates fair value.

     Long-term debt: The fair value of the Senior Notes is estimated at $311 million based on the last trading price of the Senior Notes in 1996.

16.  COMMITMENTS AND CONTINGENCIES

     In connection with its fiber optic network expansion, the Company has entered into various construction and installation agreements with contractors. Total commitments under these agreements are approximately $87.2 million. At December 31, 1996, capital expenditures totaling $47.6 million have been made under these agreements.

     In connection with its fiber expansion agreements, the Company has committed to pay $40.3 million for fiber usage rights on other long distance carriers' networks, $7.4 million of which was paid by December 31, 1996. Pursuant to the same agreements, the Company has committed to pay a total of $28.2 million, in periodic installments for twenty to twenty-five years for maintenance and license fees. Several of these agreements require the Company to share network construction costs with the other party. The exact amounts of these construction costs are not specified in the related agreements and are thus excluded from the figures above.

     The Company is from time to time involved in various legal proceedings, all of which have arisen in the ordinary course of business and some of which are covered by insurance. In the opinion of the Company's management, none of the claims relating to such proceedings will have a material adverse effect on the financial condition or results of operations of the Company.

17.  VALUATION AND QUALIFYING ACCOUNTS

     Activity in the Company's allowance for doubtful accounts was as follows (in thousands):

                                               BALANCE AT     CHARGED TO                     BALANCE
                                               BEGINNING      COSTS AND                     AT END OF
               FOR THE YEARS ENDED             OF PERIOD       EXPENSES      DEDUCTIONS      PERIOD
    -----------------------------------------  ----------     ----------     ----------     ---------
    December 31, 1996........................    $1,769         $3,060         $  799        $ 4,030
    December 31, 1995........................    $  762         $1,505         $  498        $ 1,769
    December 31, 1994........................    $  429         $1,565         $1,232        $   762

                            IXC COMMUNICATIONS, INC.

18.  QUARTERLY RESULTS (UNAUDITED)

     The Company's unaudited quarterly results are as follows:

                                                            FOR THE 1996 QUARTER ENDED:
                                              --------------------------------------------------------
                                              MARCH 31     JUNE 30      SEPTEMBER 30
                                              --------     --------     -------------
                                                                                          DECEMBER 31
                                                                                          ------------
                                                       (IN THOUSANDS, EXCEPT PER SHARE DATA)  (A)
Net operating revenues....................    $ 26,250     $ 43,007        $61,016          $ 73,488
Operating loss............................      (5,777)      (6,066)        (2,121)              (52)
Net loss..................................     (11,699)     (12,067)        (5,624)           (8,058)
Net loss per common share.................    $  (0.49)    $  (0.50)       $ (0.19)         $  (0.27)

---------------
(a) Includes a $1.9 million loss relating to the Company's share of losses of its unconsolidated subsidiary, Progress.

                                                            FOR THE 1995 QUARTER ENDED:
                                              --------------------------------------------------------
                                              MARCH 31     JUNE 30      SEPTEMBER 30      DECEMBER 31
                                              --------     --------     -------------     ------------
                                                       (IN THOUSANDS, EXCEPT PER SHARE DATA)
Net operating revenues....................    $ 21,766     $ 22,721        $22,772          $ 23,742
Operating income (loss)...................       3,716        3,529           (900)           (4,916)
Income (loss) before extraordinary gain
  (loss)..................................       1,267        1,502           (307)           (5,680)
Net income (loss).........................       1,267          496           (307)           (6,421)
Net income (loss) per common share before
  extraordinary gain (loss)...............    $   0.03     $   0.04        $ (0.03)         $  (0.24)
Net income (loss) per common share........        0.03           --          (0.03)            (0.27)

19.  SUBSEQUENT EVENTS

     On January 22, 1997 the Company signed separate agreements to acquire L.D. Services, Inc. and Telecom One, Inc., both long distance resellers. Subject to certain adjustments, the Company will acquire L.D. Services, Inc. for approximately $30 million and Telecom One, Inc. for approximately $5 million, both to be paid in common stock of the Company. Consummation of these transactions is pending regulatory approval.

     Effective February 4, 1997 the Company entered into an agreement to sell fiber to a common carrier without optronics along IXC's Chicago to Los Angeles fiber optic route for approximately $97.9 million. The route from Chicago to Los Angeles is scheduled for completion in mid-1997. The agreement provides for certain penalties if IXC does not complete construction of the route within the timeframe specified in the agreement. Management does not anticipate that the Company will incur any penalties under these provisions.

     In February 1997, the Company entered into an agreement to sell $100 million of preferred stock to two investor groups. The agreement was terminated in March 1997 due to a disagreement between the Company and one of the investor groups. In order to satisfy the commitments described in Notes 7 and 16 and to provide working capital for operations, the Company plans to pursue a similar $100 million preferred stock offering under Rule 144A.

20.  FINANCIAL INFORMATION FOR SUBSIDIARY GUARANTORS AND NON-GUARANTOR
     SUBSIDIARIES

     IXC conducts a significant portion of its business through subsidiaries. The Senior Notes are unconditionally guaranteed, jointly and severally, by certain wholly-owned direct and indirect subsidiaries (the "Subsidiary Guarantors"). The obligations of each Guarantor are limited to the minimum extent necessary to prevent the guarantee from violating or becoming voidable under applicable law relating to fraudulent conveyance or fraudulent transfer or similar laws affecting the rights of creditors generally. Certain IXC subsidiaries do not guarantee the Senior Notes (the "Non-Guarantor Subsidiaries"). The claims of creditors

                            IXC COMMUNICATIONS, INC.

20. FINANCIAL INFORMATION FOR SUBSIDIARY GUARANTORS AND NON-GUARANTOR SUBSIDIARIES (CONTINUED)
of Non-Guarantor Subsidiaries have priority over the rights of IXC to receive dividends or distributions from such subsidiaries.

     Presented below is condensed consolidating financial information for IXC, the Subsidiary Guarantors and the Non-Guarantor Subsidiaries at December 31, 1996 and 1995 and for the years ended December 31, 1996, 1995 and 1994.

     The equity method has been used by IXC with respect to investments in subsidiaries. The equity method has been used by Subsidiary Guarantors with respect to investments in Non-Guarantor Subsidiaries. Separate financial statements for Subsidiary Guarantors are not presented based on management's determination that they do not provide additional information that is material to investors.

     The following table sets forth the Guarantor and Non-Guarantor subsidiaries:

              GUARANTOR SUBSIDIARIES                    NON-GUARANTOR SUBSIDIARIES
    ------------------------------------------  ------------------------------------------
    Broadband Services, Inc.                    Mutual Signal Holding Corp.
    IXC Carrier, Inc.                           Mutual Signal Corporation
      Atlantic States Microwave                 Mutual Signal Corporation of
         Transmission Company                   Michigan
      Central States Microwave                  MSM Associates, Limited Partnership
         Transmission Company                   Progress International L.L.C.
      Rio Grande Transmission, Inc.             Marca-Tel S.A. de C.V.
      Telecom Engineering, Inc.                 Switched Services Communications, L.L.C.
      Tower Communications System Corp.         Summer Street Communications, Inc.
      West Texas Microwave Company              US Advantage Long Distance, Inc.
      Western States Microwave Company
    IXC Long Distance, Inc.
    Link Net International, Inc.

                            IXC COMMUNICATIONS, INC.

20. FINANCIAL INFORMATION FOR SUBSIDIARY GUARANTORS AND NON-GUARANTOR SUBSIDIARIES (CONTINUED)
                     CONDENSED CONSOLIDATING BALANCE SHEET

                                                             DECEMBER 31, 1996
                                ---------------------------------------------------------------------------
                                           SUBSIDIARY   NON-GUARANTOR
                                  IXC      GUARANTORS   SUBSIDIARIES    ELIMINATIONS           CONSOLIDATED
                                --------   ----------   -------------   ------------           ------------
                                                          (DOLLARS IN THOUSANDS)
Current assets:
  Cash and cash equivalents...  $ 65,363    $ (9,455)     $   4,611      $      821(a)           $ 61,340
  Accounts receivable and
     other, net...............       111      28,657         32,363         (13,563)(d)            47,568
  Other current assets........       937       3,765            549          (3,054)(d)             2,197
                                --------    --------       --------       ---------              --------
Total current assets..........    66,411      22,967         37,523         (15,796)              111,105
Property and equipment, net...         8     231,514         37,347            (260)              268,609
Escrow under Senior Notes.....    51,412          --             --              --                51,412
Due from affiliate............   225,093      40,742          6,574        (272,409)(d)                --
Other assets..................     8,429       6,527         13,049              20(b)             28,025
                                --------    --------       --------       ---------              --------
Total assets..................  $351,353    $301,750      $  94,493      $ (288,445)             $459,151
                                ========    ========       ========       =========              ========
Current liabilities:
  Accounts payable and other
     current liabilities......  $ 10,077    $ 70,207      $  16,909      $  (13,342)(a)(d)       $ 83,851
  Due to affiliate............       141         523             40            (704)(d)                --
  Current portion of long-term
     debt and lease
     obligations..............        --       2,469          6,024          (1,743)                6,750
                                --------    --------       --------       ---------              --------
Total current liabilities.....    10,218      73,199         22,973         (15,789)               90,601
Long-term debt and capital
  lease obligations...........   277,656       1,487         21,548          (5,160)(d)           295,531
Deferred tax liability........        --       7,484             --          (5,050)                2,434
Due to affiliate/parent.......        --     231,666         40,743        (272,409)(d)                --
Other noncurrent
  liabilities.................        --       6,201            749            (749)                6,201
Minority interest.............        --          --             --             905(c)                905
Stockholders' equity:
  Preferred stock.............        13          --          2,585          (2,585)                   13
  Common stock................       308           4              2              (6)(b)               308
  Additional paid-in
     capital..................   123,434      30,053         36,249         (66,302)(b)           123,434
  Accumulated deficit.........   (60,276)    (48,344)       (30,356)         78,700(b)(c)(d)      (60,276)
                                --------    --------       --------       ---------              --------
Total stockholders' equity....    63,479     (18,287)         8,480           9,807                63,479
                                --------    --------       --------       ---------              --------
          Total liabilities
            and stockholders'
            equity............  $351,353    $301,750      $  94,493      $ (288,445)             $459,151
                                ========    ========       ========       =========              ========

---------------
(a) Eliminations of intercompany settlements in transit.
(b) Eliminations of investments in consolidated subsidiaries
(c) Recording of minority interest in equity operations.
(d) Eliminations of intercompany receivables, payables and lease obligations.

                            IXC COMMUNICATIONS, INC.

20. FINANCIAL INFORMATION FOR SUBSIDIARY GUARANTORS AND NON-GUARANTOR SUBSIDIARIES (CONTINUED)
                CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS

                                                               DECEMBER 31, 1996
                                    -----------------------------------------------------------------------
                                               SUBSIDIARY   NON-GUARANTOR
                                      IXC      GUARANTORS   SUBSIDIARIES    ELIMINATIONS       CONSOLIDATED
                                    --------   ----------   -------------   ------------       ------------
                                                            (DOLLARS IN THOUSANDS)
Net operating revenues............  $     66    $148,692      $ 104,156       $(49,153)(a)       $203,761

Operating expenses:
  Cost of services................        --      86,929        103,912        (47,372)(a)        143,469
  Operations and administration...     3,955      36,711          7,558         (1,157)(a)         47,067
  Depreciation and amortization...        58      18,055          9,453           (325)            27,241
                                    --------    --------       --------       --------           --------
                                      (3,947)      6,997        (16,767)          (299)           (14,016)
Interest income...................    17,572       6,738            596        (22,068)(a)          2,838
Interest income on escrow under
  Senior Notes....................     7,404          --             --             --              7,404
Interest expense..................   (38,181)    (15,936)        (5,027)        22,068(a)         (37,076)
Equity in net income (loss) of
  unconsolidated subsidiaries.....   (26,277)    (23,688)            --         48,004(b)          (1,961)
                                    --------    --------       --------       --------           --------
Loss before income taxes and
  minority interest...............   (43,429)    (25,889)       (21,198)        47,705            (42,811)
Benefit (provision) for income
  taxes...........................     5,981       2,915          2,344         (5,259)             5,981
Minority interest.................        --          --             --           (618)(c)           (618)
                                    --------    --------       --------       --------           --------
Net loss..........................  $(37,448)   $(22,974)     $ (18,854)      $ 41,828           $(37,448)
                                    ========    ========       ========       ========           ========

---------------
(a) Eliminations of intercompany administration services, communication services and interest charges.
(b) Eliminations of equity in net income (loss) from consolidated subsidiaries.
(c) Recording of minority interest in equity or earnings loss of non-guarantor subsidiaries.

                            IXC COMMUNICATIONS, INC.

20. FINANCIAL INFORMATION FOR SUBSIDIARY GUARANTORS AND NON-GUARANTOR SUBSIDIARIES (CONTINUED)
                CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS

                                                              DECEMBER 31, 1996
                                   ------------------------------------------------------------------------
                                               SUBSIDIARY   NON-GUARANTOR                          IXC
                                      IXC      GUARANTORS   SUBSIDIARIES   ELIMINATIONS        CONSOLIDATED
                                   ---------   ----------   -------------  ------------        ------------
                                                            (DOLLARS IN THOUSANDS)
NET CASH PROVIDED BY (USED IN)
  OPERATING ACTIVITIES...........  $ (25,099)   $ 49,161      $ (40,627)     $(12,122)(a)(b)    $  (28,687)

CASH FLOWS FROM INVESTING
  ACTIVITIES:
Release of funds from escrow
  under Senior Notes.............    154,244          --             --            --              154,244
Deposit into escrow under Senior
  Notes..........................     (7,404)         --             --            --               (7,404)
Purchase of property and
  equipment......................         (9)   (169,498)        (7,259)       40,375(b)          (136,391)
                                   ---------    --------        -------       -------            ---------
Net cash provided by (used in)
  investing activities...........    146,831    (169,498)        (7,259)       40,375               10,449

CASH FLOW FROM FINANCING
  ACTIVITIES:
Capital contribution to
  unconsolidated subsidiary......     12,422     (44,714)            --        24,973               (7,319)
Payments on long-term debt and
  capital lease obligations......                 (9,018)          (583)       (3,185)(a)          (12,786)
Payment of debt issue costs......     (1,301)         --             --            --               (1,301)
Issuance of preferred stock......         --          --          2,585        (2,585)                  --
Issuance of common stock.........     81,581          --         15,500        (3,012)              94,069
Advances to affiliates...........   (150,489)    161,282         33,253       (44,046)                  --
                                   ---------    --------        -------       -------            ---------
Net cash provided by (used in)
  financing activities...........    (57,787)    107,550         50,755       (27,855)              72,663
Net increase (decrease) in cash
  and cash equivalents...........     63,945     (12,787)         2,869           398               54,425
Cash and cash equivalents at
  beginning of period............      1,418       3,332          1,742           423                6,915
                                   ---------    --------        -------       -------            ---------
Cash and cash equivalents at end
  of period......................  $  65,363    $ (9,455)     $   4,611      $    821           $   61,340
                                   =========    ========        =======       =======            =========

---------------
(a) Eliminations of intercompany receivables, debt and lease obligations.
(b) Eliminations of intercompany capitalized labor.

                            IXC COMMUNICATIONS, INC.

20. FINANCIAL INFORMATION FOR SUBSIDIARY GUARANTORS AND NON-GUARANTOR SUBSIDIARIES (CONTINUED)
                     CONDENSED CONSOLIDATING BALANCE SHEET

                                                             DECEMBER 31, 1995
                                ---------------------------------------------------------------------------
                                           SUBSIDIARY   NON-GUARANTOR
                                  IXC      GUARANTORS   SUBSIDIARIES    ELIMINATIONS           CONSOLIDATED
                                --------   ----------   -------------   ------------           ------------
                                                          (DOLLARS IN THOUSANDS)
Current assets:
  Cash and cash equivalents...  $  1,418    $  3,332      $   1,742      $      423(a)           $  6,915
  Accounts receivable and
     other, net...............        --       6,717          1,148          (2,328)(d)             6,319
  Other current assets........     6,565       4,481            358          (7,807)(d)             2,815
                                --------    --------        -------       ---------              --------
Total current assets..........     7,983      14,530          3,248          (9,712)               16,049
Property and equipment, net...        --      76,804         29,910            (315)              106,399
Escrow under Senior Notes.....   198,266          --             --              --               198,266
Due from affiliate............    74,604       3,351            568         (78,523)(d)                --
Other assets..................    12,707      16,948          4,191         (18,085)(b)            15,761
                                --------    --------        -------       ---------              --------
Total assets..................  $293,560    $111,633      $  37,917      $ (106,635)             $336,475
                                ========    ========        =======       =========              ========
Current liabilities:
  Accounts payable and other
     current liabilities......  $  8,984    $ 13,922      $   2,720      $   (4,528)(a)(d)       $ 21,098
  Due to affiliate............       258       6,458          1,832          (8,548)(d)                --
  Current portion of long-term
     debt and lease
     obligations..............        --       1,511          3,023              --                 4,534
                                --------    --------        -------       ---------              --------
Total current liabilities.....     9,242      21,891          7,575         (13,076)               25,632
Long-term debt and capital
  lease obligations...........   277,238       3,207         17,215          (3,400)(d)           294,260
Deferred tax liability........       222      10,997             --          (2,916)                8,303
Due to affiliate/parent.......        --      70,384          3,878         (74,262)(d)                --
Other noncurrent
  liabilities.................        --         469             --              --                   469
Minority interest.............        --           1             --             952(c)                953
Stockholders' equity:
  Preferred stock.............        13          --             --              --                    13
  Common stock................       243           3              1              (4)(b)               243
  Additional paid-in
     capital..................    29,430      30,051         20,750         (50,801)(b)            29,430
  Accumulated deficit.........   (22,828)    (25,370)       (11,502)         36,872(b)(c)(d)      (22,828)
                                --------    --------        -------       ---------              --------
Total stockholders' equity....     6,858       4,684          9,249         (13,933)                6,858
                                --------    --------        -------       ---------              --------
          Total liabilities
            and stockholders'
            equity............  $293,560    $111,633      $  37,917      $ (106,635)             $336,475
                                ========    ========        =======       =========              ========

---------------
(a) Eliminations of intercompany settlements in transit.
(b) Eliminations of investments in consolidated subsidiaries
(c) Recording of minority interest in equity operations.
(d) Eliminations of intercompany receivables, payables and lease obligations.

                            IXC COMMUNICATIONS, INC.

20. FINANCIAL INFORMATION FOR SUBSIDIARY GUARANTORS AND NON-GUARANTOR SUBSIDIARIES (CONTINUED)
                CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS

                                                              DECEMBER 31, 1995
                                  -------------------------------------------------------------------------
                                             SUBSIDIARY   NON-GUARANTOR
                                    IXC      GUARANTORS   SUBSIDIARIES    ELIMINATIONS         CONSOLIDATED
                                  --------   ----------   -------------   ------------         ------------
                                                           (DOLLARS IN THOUSANDS)
Net operating revenues..........  $    404    $ 89,339      $  12,155       $(10,897)(a)         $ 91,001
Operating expenses:
  Cost of services..............        --      38,950         10,075         (9,173)(a)           39,852
  Operations and
     administration.............     1,116      26,155          6,322         (1,311)(a)           32,282
  Depreciation and
     amortization...............        57      12,728          4,653             --               17,438
                                  --------     -------       --------       --------             --------
                                      (769)     11,506         (8,895)          (413)               1,429
Interest income.................     3,766         399             67         (3,764)(a)              468
Interest income on escrow under
  Senior Notes..................     2,552          --             --             --                2,552
Interest expense................   (10,982)     (5,838)        (1,541)         3,764(a)           (14,597)
Equity in net income (loss) of
  unconsolidated subsidiaries...    (1,474)     (7,678)            --          9,171(b)                19
                                  --------     -------       --------       --------             --------
Loss before income taxes,
  minority interests and
  extraordinary loss............    (6,907)     (1,611)       (10,369)         8,758              (10,129)
Benefit (provision) for income
  taxes.........................     2,246         546         (1,099)            --                1,693
Minority interests..............        --          --             --          5,218(c)             5,218
                                  --------     -------       --------       --------             --------
Loss before extraordinary
  items.........................    (4,661)     (1,065)       (11,468)        13,976               (3,218)
Extraordinary loss, net of
  taxes.........................      (304)     (1,309)          (134)            --               (1,747)
                                  --------     -------       --------       --------             --------
Net loss........................  $ (4,965)   $ (2,374)     $ (11,602)      $ 13,976             $ (4,965)
                                  ========     =======       ========       ========             ========

---------------
(a) Eliminations of intercompany administration services, communication services and interest charges.
(b) Eliminations of equity in net income (loss) from consolidated subsidiaries.
(c) Recording of minority interest in equity or earnings loss of non-guarantor subsidiaries.

                            IXC COMMUNICATIONS, INC.

20. FINANCIAL INFORMATION FOR SUBSIDIARY GUARANTORS AND NON-GUARANTOR SUBSIDIARIES (CONTINUED)
                CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS

                                                               DECEMBER 31, 1995
                                    -----------------------------------------------------------------------
                                                 SUBSIDIARY   NON-GUARANTOR                        IXC
                                       IXC       GUARANTORS   SUBSIDIARIES    ELIMINATIONS     CONSOLIDATED
                                    ---------    ----------   -------------   ------------     ------------
                                                            (DOLLARS IN THOUSANDS)
NET CASH PROVIDED BY (USED IN)
  OPERATING ACTIVITIES............. $  (8,324)    $ 24,272       $(8,333)       $  3,992(a)     $   11,607

CASH FLOWS FROM INVESTING
  ACTIVITIES:
Release of funds from escrow under
  Senior Notes.....................     4,300           --            --              --             4,300
Purchase of restricted short-term
  investments......................  (202,552)          --            --              --          (202,552)
Purchase of property and
  equipment........................        --      (14,282)       (9,565)            177           (23,670)
                                    ---------     --------       -------         -------         ---------
Net cash used in investing
  activities.......................  (198,252)     (14,282)       (9,565)            177          (221,922)

CASH FLOW FROM FINANCING
  ACTIVITIES:
Net proceeds from issuance of
  Senior Notes, net of discount....   277,148           --            --              --           277,148
Capital contribution in subsidiary
  by minority shareholders.........        --      (14,248)       20,250              --             6,002
Payments from (advances to)
  affiliates, net..................   (50,827)      50,827            --              --                --
Proceeds from long-term debt.......        --       17,150         1,545              --            18,695
Payments on long-term debt and
  capital lease obligations........    (5,700)     (63,606)       (3,089)         (4,095)(a)       (76,490)
Payment of debt issue costs........   (10,407)          --            --              --           (10,407)
Redemption of preferred stock......    (1,460)      (1,400)           --              --            (2,860)
Dividend payments..................      (906)          --            --              --              (906)
                                    ---------     --------       -------         -------         ---------
Net cash provided by (used in)
  financing activities.............   207,848      (11,277)       18,706          (4,095)          211,182
Net increase (decrease) in cash and
  cash equivalents.................     1,272       (1,287)          808              74               867
Cash and cash equivalents at
  beginning of year................       146        4,619           934             349             6,048
                                    ---------     --------       -------         -------         ---------
Cash and cash equivalents at end
  of year.......................... $   1,418     $  3,332       $ 1,742        $    423        $    6,915
                                    =========     ========       =======         =======         =========

---------------
(a) Eliminations of intercompany receivables, debt and lease obligations.

                            IXC COMMUNICATIONS, INC.

20. FINANCIAL INFORMATION FOR SUBSIDIARY GUARANTORS AND NON-GUARANTOR SUBSIDIARIES (CONTINUED)
                CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS

                                                               DECEMBER 31, 1994
                                    -----------------------------------------------------------------------
                                             SUBSIDIARY   NON-GUARANTOR
                                     IXC     GUARANTORS   SUBSIDIARIES    ELIMINATIONS         CONSOLIDATED
                                    ------   ----------   -------------   ------------         ------------
                                                            (DOLLARS IN THOUSANDS)
Net operating revenues............  $   --    $ 78,448       $ 3,410        $ (1,195)(a)         $ 80,663
Operating expenses:
  Cost of services................      --      33,848           810            (762)(a)           33,896
  Operations and administration...     570      19,336           898            (243)(a)           20,561
  Depreciation and amortization...      32      11,166           923              --               12,121
                                    ------     -------        ------         -------              -------
                                      (602)     14,098           779            (190)              14,085
Interest income...................     139         194             8            (130)(a)              211
Interest expense..................    (653)     (5,141)         (441)            130(a)            (6,105)
Equity in net income (loss) of
  unconsolidated subsidiaries.....   7,864          83            --          (8,041)(b)              (94)
                                    ------     -------        ------         -------              -------
Income before income taxes,
  minority interests and
  extraordinary gain..............   6,748       9,234           346          (8,231)               8,097
Benefit (provision) for income
  taxes...........................     567      (3,477)         (247)             --               (3,157)
Minority interests................      --          --            --              77(c)                77
                                    ------     -------        ------         -------              -------
Income before extraordinary
  gain............................   7,315       5,757            99          (8,154)               5,017
Extraordinary gain, net of
  taxes...........................      --       2,298            --              --                2,298
                                    ------     -------        ------         -------              -------
     Net income...................  $7,315    $  8,055       $    99        $ (8,154)            $  7,315
                                    ======     =======        ======         =======              =======

---------------
(a) Eliminations of intercompany administration services, communication services and interest charges.
(b) Eliminations of equity in net income (loss) from consolidated subsidiaries.
(c) Recording of minority interest in equity or earnings loss of non-guarantor subsidiaries.

                            IXC COMMUNICATIONS, INC.

20. FINANCIAL INFORMATION FOR SUBSIDIARY GUARANTORS AND NON-GUARANTOR SUBSIDIARIES (CONTINUED)
                CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS

                                                              DECEMBER 31, 1994
                                   ------------------------------------------------------------------------
                                             SUBSIDIARY   NON-GUARANTOR
                                     IXC     GUARANTORS   SUBSIDIARIES    ELIMINATIONS         CONSOLIDATED
                                   -------   ----------   -------------   ------------         ------------
                                                            (DOLLARS IN THOUSANDS)
NET CASH PROVIDED BY (USED IN)
  OPERATING ACTIVITIES...........  $(1,262)   $  9,935      $   1,199       $  3,660(a)(b)       $ 13,532

CASH FLOWS FROM INVESTING
  ACTIVITIES:
Purchase of property and
  equipment......................       --      (3,545)        (3,732)           190               (7,087)
Sale of property and equipment...       --         235             --             --                  235
Payments for businesses acquired,
  net of cash received...........       --          --        (11,976)            --              (11,976)
                                   -------     -------        -------        -------             --------
Net cash provided by (used in)
  investing activities...........       --      (3,310)       (15,708)           190              (18,828)

CASH FLOWS FROM FINANCING
  ACTIVITIES:
Payments from (advances to)
  affiliates, net................    1,411      (1,525)           114             --                   --
Proceeds from long-term debt.....       --         229         15,770         (3,000)(a)           12,999
Payments on long-term debt and
  capital lease obligations......       --      (7,331)          (506)            --               (7,837)
Payments from escrow.............       --       1,500             --             --                1,500
Payment of debt issue costs......     (139)       (976)          (436)            --               (1,551)
Capital contribution in
  subsidiary by minority
  shareholders...................       --          --            500           (500)(b)               --
Issuance of common stock.........        3          --              1             (1)(b)                3
                                   -------     -------        -------        -------             --------
Net cash provided by (used in)
  financing activities...........    1,275      (8,103)        15,443         (3,501)               5,114
Net increase (decrease) in cash
  and cash equivalents...........       13      (1,478)           934            349                 (182)
Cash and cash equivalents at
  beginning of year..............      133       6,097             --             --                6,230
                                   -------     -------        -------        -------             --------
Cash and cash equivalents at end
  of year........................  $   146    $  4,619      $     934       $    349             $  6,048
                                   =======     =======        =======        =======             ========

---------------
(a) Eliminations of intercompany receivables, debt and lease obligations.
(b) Eliminations of intercompany capital contribution.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report on Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized in the City of Austin, State of California, on the 27th day of March, 1997.

                                          IXC COMMUNICATIONS, INC.

                                          By: /s/ JOHN J. WILLINGHAM
                                            ------------------------------------
                                            John J. Willingham
                                            Senior Vice President, Chief
                                              Financial Officer and Assistant
                                              Secretary

     Pursuant to the requirements of the Securities Exchange Act of 1934, this Report on Form 10-K has been signed by the following persons on behalf of the Registrant in the capacities and on the dates indicated.

               SIGNATURE                                 TITLE                       DATE
----------------------------------------  ------------------------------------  ---------------

           /s/ RALPH J. SWETT             Chairman, President and Chief          March 27, 1997
----------------------------------------  Executive Officer, and Director
             Ralph J. Swett               (Principal Executive Officer)

         /s/ JOHN J. WILLINGHAM           Senior Vice President, Chief           March 27, 1997
----------------------------------------  Financial Officer and Assistant
           John J. Willingham             Secretary (Principal Financial and
                                          Accounting Officer)

         /s/ RICHARD D. IRWIN*            Director                               March 27, 1997
----------------------------------------
            Richard D. Irwin

          /s/ WOLFE H. BRAGIN*            Director                               March 27, 1997
----------------------------------------
            Wolfe H. Bragin

         /s/ CARL W. MCKINZIE*            Director                               March 27, 1997
----------------------------------------
            Carl W. McKinzie

        /s/ PHILLIP L. WILLIAMS*          Director                               March 27, 1997
----------------------------------------
          Phillip L. Williams

            /s/ JOE C. CULP*              Director                               March 27, 1997
----------------------------------------
              Joe C. Culp


*By: /s/ JOHN J. WILLINGHAM
----------------------------------------
         John J. Willingham
          (Attorney-in-fact)


                               INDEX TO EXHIBITS


                                                                                        SEQUENTIALLY
EXHIBIT                                                                                  NUMBERED
  NO.                                        DESCRIPTION                                   PAGE
-------         ----------------------------------------------------------------------  -----------
  3.1        +  Restated Certificate of Incorporation of IXC Communications, Inc., as
                amended...............................................................
  3.2        +  Bylaws of IXC Communications, Inc., as amended........................
  4.1           Specimen certificate representing shares of Common Stock of IXC
                Communications, Inc. (incorporated by reference to Exhibit 4.1 of IXC
                Communications, Inc. Registration Statement on Form S-1 filed with the
                Commission on May 20, 1996, as amended (File No. 333-4061) (the
                "S-1"))...............................................................
  4.2           Indenture dated as of October 5, 1995 by and among IXC Communications,
                Inc., on its behalf and as successor-in-interest to I-Link Holdings,
                Inc. and IXC Carrier Group, Inc., each of IXC Carrier, Inc., on its behalf and as successor-in- interest to I-Link, Inc., CTI Investments,
                Inc., Texas Microwave, Inc. and WTM Microwave, Inc., Atlantic States
                Microwave Transmission Company, Central States Microwave Transmission
                Company, Telcom Engineering, Inc., on its behalf and as
                successor-in-interest to SWTT Company and Microwave Network, Inc.,
                Tower Communication Systems Corp., West Texas Microwave Company,
                Western States Microwave Transmission Company, Rio Grande
                Transmission, Inc., IXC Long Distance, Inc., Link Net International,
                Inc. (collectively, the "Guarantors") and IBJ Schroder Bank & Trust
                Company, as Trustee, with respect to the 12 1/2% Series A and Series B
                Senior Notes due 2005 (incorporated by reference to Exhibit 4.1 of IXC
                Communications, Inc.'s and each of the Guarantor's Registration
                Statement on Form S-4 filed with the Commission on April 1, 1996, as amended (File No. 333-2936) (the "S-4"))..............................
  4.3           Purchase Agreement dated October 5, 1995 by and among IXC
                Communications, Inc., and the Purchasers named therein (incorporated by reference to Exhibit 4.2 of the S-4)...............................
  4.4           A/B Exchange Registration Rights Agreement dated as of October 5, 1995 by and among IXC Communications, Inc., the Guarantors and the
                Purchasers named therein (incorporated by reference to Exhibit 4.3 of the S-4)..............................................................
  4.5           Escrow Account and Disbursement Agreement dated as of October 5, 1995 by and among IXC Communications, Inc., IBJ Schroder Bank & Trust
                Company, as Escrow Holder, and IBJ Schroder Bank & Trust Company, as
                Collateral Agent (incorporated by reference to Exhibit 4.4 of the
                S-4)..................................................................
  4.6           Escrow Account Security Agreement dated as of October 5, 1995 by and between IXC Communications, Inc. and IBJ Schroder Bank & Trust Company
                (incorporated by reference to Exhibit 4.5 of the S-4).................
  4.7           Form of 12 1/2% Series A Senior Notes due 2005 (incorporated by reference to Exhibit 4.6 of the S-4)..................................
  4.8           Form of 12 1/2% Series B Senior Notes due 2005 and Subsidiary
                Guarantee (incorporated by reference to Exhibit 4.8 of the S-1).......
  4.9           Registration Rights Agreement dated as of August 6, 1992 by and among
                Telecom Services Group, Inc., predecessor-in-interest to IXC
                Communications, Inc., and each of the signatories thereto
                (incorporated by reference to Exhibit 4.9 of the S-1).................

                                                                                        SEQUENTIALLY
EXHIBIT                                                                                  NUMBERED
  NO.                                        DESCRIPTION                                   PAGE
-------         ----------------------------------------------------------------------  -----------
  4.10          Amendment to Registration Rights Agreement dated as of May 1, 1996 by and among IXC Communications, Inc. and each of the signatories thereto
                (incorporated by reference to Exhibit 4.10 of the S-1)................
  4.11          Amendment No. 1 to Indenture and Subsidiary Guarantee dated as of June
                4, 1996 by and among IXC Communications, Inc., the Guarantors and the
                Trustee (incorporated by reference to Exhibit 4.11 of the S-1)........
  4.12          Stock Exchange Agreement dated as of June 10, 1996 by and between IXC
                Communications, Inc., and Trustees of General Electric Pension Trust
                ("GEPT") (incorporated by reference to Exhibit 4.12 of the S-1).......
  4.13          Registration Rights Agreement dated as of June 10, 1996 by and among
                IXC Communications, Inc., GEPT and certain stockholders of IXC
                Communications, Inc. (incorporated by reference to Exhibit 4.13 of the
                S-1)..................................................................
 10.1           Office Lease dated June 21, 1989 with USAA Real Estate Company, as amended (incorporated by reference to Exhibit 10.1 of the S-4)........
 10.2           Equipment Lease dated as of December 1, 1994 by and between DSC
                Finance Corporation and Switched Services Communications, L.L.C.;
                Assignment Agreement dated as of December 1, 1994 by and between
                Switched Services Communications, L.L.C. and DSC Finance Corporation;
                and Guaranty dated December 1, 1994 made in favor of DSC Finance
                Corporation by IXC Communications, Inc. (incorporated by reference to
                Exhibit 10.2 of the S-4)..............................................
 10.3       *+  Amended and Restated 1994 Stock Plan of IXC Communications, Inc., as
                amended...............................................................
 10.4        *  Form of Non-Qualified Stock Option Agreement under the 1994 Stock Plan of IXC Communications, Inc. (incorporated by reference to Exhibit 10.4 of the S-4)...........................................................
 10.5           Form of IXC Communications, Inc. Restricted Stock Agreement
                (incorporated by reference to Exhibit 10.5 of the S-4)................
 10.6           Form of IXC Communications, Inc. Restricted Stock Agreement
                (incorporated by reference to Exhibit 10.6 of the S-4)................
 10.7           Amended and Restated Development Agreement by and between Intertech
                Management Group, Inc. and IXC Long Distance, Inc. (incorporated by reference to Exhibit 10.7 of the S-4).................................
 10.8           Second Amended and Restated Service Agreement dated as of January 1,
                1996 by and between Switched Services Communications, L.L.C. and Excel
                Telecommunications, Inc. (incorporated by reference to Exhibit 10.8 of the S-4)..............................................................
 10.9           Equipment Purchase Agreement dated as of January 16, 1996 by and between Siecor Corporation and IXC Carrier, Inc. (incorporated by reference to Exhibit 10.9 of the S-4).................................
 10.10      *+  1996 Stock Plan of IXC Communications, Inc., as amended...............
 10.11          IRU Agreement dated as of November 1995 between WorldCom, Inc. and IXC
                Carrier, Inc. (incorporated by reference to Exhibit 10.11 of the
                S-4)..................................................................
 10.12      *+  Outside Directors' Phantom Stock Plan of IXC Communications, Inc., as
                amended...............................................................
 10.13       *  Business Consultant and Management Agreement dated as of January 3,
                1995 by and between IXC Communications, Inc. and Culp Communications
                Associates (incorporated by reference to Exhibit 10.13 of the S-1)....

                                                                                        SEQUENTIALLY
EXHIBIT                                                                                  NUMBERED
  NO.                                        DESCRIPTION                                   PAGE
-------         ----------------------------------------------------------------------  -----------
 10.14       *  Employment Agreement dated December 28, 1995 by and between IXC
                Communications, Inc. and James F. Guthrie (incorporated by reference to Exhibit 10.14 of the S-1)..........................................
 10.15       *  Employment Agreement dated August 28, 1995, by and between IXC
                Communications, Inc. and David J. Thomas (incorporated by reference to
                Exhibit 10.15 of the S-1).............................................
 10.16      *+  Special Stock Plan of IXC Communications, Inc.........................
 10.17       +  Stock Acquisition Agreement and Plan of Merger dated as of January 17,
                1997 by and among IXC Communications, Inc., IXC Long Distance, Inc.,
                IXC-One Acquisition Corp., L.D. Services, Inc. and the Shareholders
                named therein.........................................................
 11.1        +  Statement of Computation of Earnings per Share........................
 21.1        +  Subsidiaries of IXC Communications, Inc...............................
 23.1        +  Consent of Ernst & Young LLP..........................................
 24.1        +  Powers of Attorney....................................................

---------------

* Management contract or executive compensation plan or arrangement required to be indicated as such and filed as an exhibit pursuant to applicable rules of the Commission.

+ Filed herewith.