Form 10-Q
period 1997-03-31
IXC COMMUNICATIONS INC
filed 1997-05-15
CIK 1009532

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                            ------------------------

                                   FORM 10-Q

                            ------------------------

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

                 FOR THE QUARTERLY PERIOD ENDED MARCH 31, 1997

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

     FOR THE TRANSITION PERIOD FROM                   TO

                         COMMISSION FILE NUMBER 0-20803

                            ------------------------

                            IXC COMMUNICATIONS, INC.
              (EXACT NAME OF REGISTRANT SPECIFIED IN ITS CHARTER)

                            ------------------------

                   DELAWARE                                     75-2644120
       (STATE OR OTHER JURISDICTION OF                       (I.R.S. EMPLOYER
        INCORPORATION OR ORGANIZATION)                      IDENTIFICATION NO.)

      5000 PLAZA ON THE LAKE, SUITE 200,
                AUSTIN, TEXAS                                      78746
   (ADDRESS OF PRINCIPAL EXECUTIVE OFFICES)                     (ZIP CODE)

      (REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE) (512) 328-1112

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

     The number of shares of Common Stock, $.01 par value, outstanding (the only class of common stock of the Company outstanding) was 30,799,560 on May 12, 1997.

================================================================================

                   IXC COMMUNICATIONS, INC. AND SUBSIDIARIES

                          QUARTER ENDED MARCH 31, 1997

                               TABLE OF CONTENTS

                                                                                       PAGE
                                                                                       ----
PART I.      FINANCIAL INFORMATION
             Item 1.    Financial Statements (Unaudited)
                        Condensed Consolidated Balance Sheets as of March 31, 1997
                        and December 31, 1996........................................    3
                        Condensed Consolidated Statements of Operations for the Three
                        Months Ended March 31, 1997 and 1996.........................    4
                        Condensed Consolidated Statements of Cash Flows for the Three
                        Months Ended March 31, 1997 and 1996.........................    5
                        Notes to Condensed Consolidated Financial Statements.........    6

             Item 2.    Management's Discussion and Analysis of Financial Condition
                        and Results of Operations....................................   10
             Item 3.    Quantitative and Qualitative Disclosures About Market
                        Risks........................................................   15

PART II.     OTHER INFORMATION

             Item 1.    Legal Proceedings............................................   15

             Item 2.    Changes in Securities........................................   15

             Item 3.    Defaults Upon Senior Securities..............................   15

             Item 4.    Submission of Matters to a Vote of Security Holders..........   15

             Item 5.    Other Information............................................   15

             Item 6.    Exhibits and Reports on Form 8-K.............................   16

SIGNATURE............................................................................   19

                   IXC COMMUNICATIONS, INC. AND SUBSIDIARIES

                     CONDENSED CONSOLIDATED BALANCE SHEETS

           (DOLLARS IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)

                                     ASSETS

                                                                       MARCH 31,      DECEMBER 31,
                                                                         1997             1996
                                                                      -----------     ------------
                                                                      (UNAUDITED)     (SEE NOTE 1)
Current assets:
  Cash and cash equivalents.......................................     $   4,394        $ 61,340
  Accounts receivable and other receivables, net of allowance for doubtful accounts of $5,168 at March 31, 1997 and $4,030 at
     December 31, 1996............................................        55,083          47,568
  Other current assets............................................         2,874           2,197
                                                                       ---------        --------
          Total current assets....................................        62,351         111,105
Property and equipment............................................       411,041         337,742
Less: accumulated depreciation....................................       (77,441)        (69,133)
                                                                       ---------        --------
                                                                         333,600         268,609
Escrow under Senior Notes.........................................        17,840          51,412
Investment in unconsolidated subsidiaries.........................        10,899           5,486
Deferred charges and other assets.................................        25,314          22,539
                                                                       ---------        --------
          Total assets............................................     $ 450,004        $459,151
                                                                       =========        ========
                               LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Accounts payable and other current liabilities..................     $  75,949        $ 74,945
  Accrued interest................................................        17,813           8,906
  Current portion of long-term debt and capital lease
     obligations..................................................         5,156           6,750
                                                                       ---------        --------
          Total current liabilities...............................        98,918          90,601
Long-term debt and capital lease obligations, less current
  portion.........................................................       297,152         295,531
Other noncurrent liabilities......................................        10,405           9,540
Stockholders' equity:
  Preferred stock, 3,000,000 shares authorized; 10% Junior Series
     3 cumulative preferred stock, $.01 par value; 12,550 shares issued and outstanding (aggregate liquidation preference of
     $19,529 at March 31, 1997)...................................            13              13
  Common stock, $.01 par value; 100,000,000 shares authorized:
     shares issued and outstanding 30,799,560 at March 31, 1997
     and 30,795,014 at December 31, 1996..........................           308             308
Additional paid-in capital........................................       123,362         123,434
Accumulated deficit...............................................       (80,154)        (60,276)
                                                                       ---------        --------
          Total stockholders' equity..............................        43,529          63,479
                                                                       ---------        --------
          Total liabilities and stockholders' equity..............     $ 450,004        $459,151
                                                                       =========        ========

                            See accompanying notes.

                   IXC COMMUNICATIONS, INC. AND SUBSIDIARIES

                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

     (DOLLARS AND NUMBER OF SHARES IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
                                  (UNAUDITED)

                                                                             THREE MONTHS
                                                                            ENDED MARCH 31,
                                                                         ---------------------
                                                                           1997         1996
                                                                         --------     --------
Net operating revenues:
  Private line.......................................................    $ 30,869     $ 22,629
  Switched long distance.............................................      53,041        3,621
                                                                         --------     --------
          Net operating revenues.....................................      83,910       26,250

Operating expenses:
  Cost of communication services.....................................      68,982       15,600
  Operations and administration......................................      16,567       10,417
  Depreciation and amortization......................................      10,002        6,010
                                                                         --------     --------
                                                                          (11,641)      (5,777)
Interest income......................................................       1,076          126
Interest income on escrow under Senior Notes.........................         203        2,557
Interest expense.....................................................      (7,746)      (9,870)
Equity in net loss of unconsolidated subsidiaries....................      (1,819)          (5)
                                                                         --------     --------
Loss before benefit for income taxes and minority interest...........     (19,927)     (12,969)
Benefit for income taxes.............................................         252        1,363
Minority interest....................................................        (203)         (93)
                                                                         --------     --------
Net loss.............................................................     (19,878)     (11,699)
Dividends applicable to preferred stock..............................        (470)        (433)
                                                                         --------     --------
Net loss applicable to common stockholders...........................    $(20,348)    $(12,132)
                                                                         --------     --------
Net loss per common and common equivalent share......................    $  (0.65)    $  (0.49)
                                                                         ========     ========
Weighted average common and common equivalent shares.................      31,484       25,011
                                                                         ========     ========

                            See accompanying notes.

                   IXC COMMUNICATIONS, INC. AND SUBSIDIARIES

                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

                             (DOLLARS IN THOUSANDS)
                                  (UNAUDITED)

                                                                         FOR THE THREE MONTHS
                                                                            ENDED MARCH 31,
                                                                      ---------------------------
                                                                         1997            1996
                                                                      -----------     -----------
Net cash provided by (used in) operating activities...............     $ (11,077)      $   3,003

Investing activities
  Release of funds from escrow under Senior Notes.................        51,588          13,225
  Deposit into escrow under Senior Notes..........................       (18,152)         (2,557)
  Purchase of property and equipment..............................       (68,743)        (13,564)
                                                                       ---------       ---------
Net cash used in investing activities.............................       (35,307)         (2,896)

Financing activities
  Principal payments on long-term debt and capital lease
     obligations..................................................        (3,257)         (1,359)
  Capital contribution to unconsolidated subsidiary...............        (7,233)             --
  Other financing activities......................................           (72)           (171)
                                                                       ---------       ---------
Net cash used in financing activities.............................       (10,562)         (1,530)
                                                                       ---------       ---------
Net decrease in cash and cash equivalents.........................       (56,946)         (1,423)
Cash and cash equivalents at beginning of period..................        61,340           6,915
                                                                       ---------       ---------
Cash and cash equivalents at end of period........................     $   4,394       $   5,492
                                                                       =========       =========

Supplemental disclosure of cash flow information:
  Cash paid (received) for:
     Interest.....................................................     $     291       $     304
                                                                       =========       =========
     Taxes........................................................     $      70       $    (908)
                                                                       =========       =========

                            See accompanying notes.

                   IXC COMMUNICATIONS, INC. AND SUBSIDIARIES

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                                  (UNAUDITED)

1.  BASIS OF PRESENTATION AND SIGNIFICANT ACCOUNTING POLICIES

     The accompanying unaudited Condensed Consolidated Financial Statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three month period ended March 31, 1997 are not necessarily indicative of the results that may be expected for the year ended December 31, 1997. The Balance Sheet at December 31, 1996 has been derived from the audited financial statements at that date, but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. The accompanying financial statements should be read in conjunction with the audited consolidated financial statements (including the notes thereto) for the year ended December 31, 1996.

2.  EARNINGS (LOSS) PER COMMON AND COMMON EQUIVALENT SHARE

     Earnings (loss) per common share is based on net income (loss) less preferred stock dividend requirements, divided by the weighted average common and common equivalent shares outstanding during the period. Outstanding options are included in the calculation to the extent they are dilutive or were issued within one year of the Company's initial public offering. Earnings (loss) per share on a fully diluted basis is not presented as the fully diluted effect is either antidilutive or not materially different from primary earnings (loss) per common share, as computed.

3.  INCOME TAXES

     The Company has determined that a valuation allowance should be applied against a portion of the deferred tax assets related to the net operating loss incurred in the first quarter of 1997 due to uncertainty regarding its realizability. The difference between the tax benefit recorded for the three months ended March 31, 1997 and the expected benefit at the federal statutory rate is primarily due to the valuation allowance applied against the deferred tax assets.

4.  COMMITMENTS AND CONTINGENCIES

     During 1997 the Company has made and will continue to make material commitments related to the fiber expansion. These commitments are expected to be paid with the proceeds received from the Company's recent convertible preferred stock issuance (See Note 7 -- Subsequent Events), sale of fiber and cost sharing arrangements which the Company has entered into with other large users of fiber capacity.

     During the first quarter of 1997, the Company entered into two agreements with major long distance carriers for the sale of dark fiber for approximately $219 million. These agreements provide for certain penalties if the Company does not complete construction of the defined routes within the time frame specified in the agreements. Management does not anticipate that the Company will incur any substantial penalties under these provisions.

     On April 4, 1997 Tel-Central Communications, Inc. ("Tel-Central") filed a complaint against IXC Long Distance, Inc., one of the Company's subsidiaries, in the United States District Court in the Western District of Missouri after the Company terminated service to Tel-Central for failure to pay for services. Tel-Central's complaint makes various state and federal law claims and seeks damages of over $100 million and asks for punitive damages of $100 million. The Company believes that Tel-Central's claims are without merit and that the complaint is part of an attempt by Tel-Central to avoid payment of its outstanding balance to the

                   IXC COMMUNICATIONS, INC. AND SUBSIDIARIES

                                  (UNAUDITED)

Company. The Company believes that it is unlikely that this suit will result in any material liability to the Company.

     From time to time the Company is involved in various legal proceedings arising in the ordinary course of business, some of which are covered by insurance. In the opinion of the Company's management, none of the claims relating to such proceedings will have a material effect on the financial condition or results of operations of the Company.

5.  STOCK OPTIONS

     During the quarter ended March 31, 1997, the Company granted no stock options under the 1994 and 1996 Stock Plans. At March 31, 1997 stock options covering 1,696,026 shares of common stock were outstanding.

6.  PROSPECTIVE ACCOUNTING CHANGES

     In February 1997, the FASB issued SFAS No. 128, "Earnings Per Share" ("SFAS #128"), which simplifies the calculation of earnings per share. Under SFAS #128, stock options and other equity instruments are excluded from the calculation of "basic earnings per share", which will replace primary earnings per share disclosures. SFAS #128 is effective for financial statements for periods ending after December 15, 1997. The Company believes that the future adoption of SFAS #128 will not have a significant impact on earnings per share disclosures for the periods presented.

7.  SUBSEQUENT EVENTS

     In April 1997 the Company issued $100 million of 7 1/4% Junior Convertible Preferred Stock Due 2007 ("Convertible Preferred Stock"). The net proceeds of approximately $97.5 million from the offering will be used to fund capital expenditures and for general corporate purposes. The Convertible Preferred Stock and the common stock issuable upon conversion thereof have not been registered under the Securities Act of 1933 and may not be offered or sold in the United States absent registration or an applicable exemption from registration requirements. On March 31, 2007, the Convertible Preferred Stock must be redeemed by the Company at a price equal to the liquidation preference plus accrued and unpaid dividends; thus it is "mandatorily redeemable" and will not be included in stockholders' equity.

8.  FINANCIAL INFORMATION FOR SUBSIDIARY GUARANTORS AND NON-GUARANTOR
SUBSIDIARIES

     The Company conducts a significant portion of its business through subsidiaries. The Senior Notes are unconditionally guaranteed, jointly and severally, by certain wholly-owned direct and indirect subsidiaries (the "Subsidiary Guarantors"). The obligations of each Subsidiary Guarantor are limited to the minimum extent necessary to prevent the guarantee from violating or becoming voidable under applicable law relating to fraudulent conveyance or fraudulent transfer or similar laws affecting the rights of creditors generally. Certain subsidiaries of the Company do not guarantee the Senior Notes (the "Non-Guarantor Subsidiaries"). The claims of creditors of Non-Guarantor Subsidiaries have priority over the rights of the Company to receive dividends or distributions from such subsidiaries.

     The equity method has been used by the Company with respect to investments in subsidiaries. The equity method has been used by Subsidiary Guarantors with respect to investments in Non-Guarantor Subsidiaries. Separate financial statements for Subsidiary Guarantors are not presented based on management's determination that they do not provide additional information that is material to investors. Presented below is condensed consolidating financial information for the Company, the Subsidiary Guarantors and the Non-Guarantor Subsidiaries as of and for the three months ended March 31, 1997.

                   IXC COMMUNICATIONS, INC. AND SUBSIDIARIES

                                  (UNAUDITED)

8. FINANCIAL INFORMATION FOR SUBSIDIARY GUARANTORS AND NON-GUARANTOR SUBSIDIARIES -- (CONTINUED)

                     CONDENSED CONSOLIDATING BALANCE SHEET

                                                                     MARCH 31, 1997
                                           ------------------------------------------------------------------
                                                                       NON-
                                                      SUBSIDIARY    GUARANTOR
                                             IXC      GUARANTORS   SUBSIDIARIES   ELIMINATIONS   CONSOLIDATED
                                           --------   ----------   ------------   ------------   ------------
                                                                 (DOLLARS IN THOUSANDS)
Current assets:
  Cash and cash equivalents..............  $  9,210    $ (7,195)     $  1,104      $    1,275      $  4,394
  Accounts receivable and other
     receivables, net....................        23      38,491        38,810         (22,241)       55,083
  Other current assets...................     7,744       6,269            83         (11,222)        2,874
                                           --------    --------      --------      ----------      --------
          Total current assets...........    16,977      37,565        39,997         (32,188)       62,351
Property and equipment, net..............     3,836     287,750        42,274            (260)      333,600
Escrow under Senior Notes................    17,840          --            --              --        17,840
Due from affiliates......................   318,118      57,140            --        (375,258)           --
Deferred charges and other assets........   (10,547)     (6,649)       24,562          28,847        36,213
                                           --------    --------      --------      ----------      --------
          Total assets...................  $346,224    $375,806      $106,833      $ (378,859)     $450,004
                                           ========    ========      ========      ==========      ========
Current liabilities:
  Accounts payable, accrued interest and
     other current liabilities...........  $ 20,984    $ 72,422      $ 19,693      $  (19,337)     $ 93,762
  Due to affiliate.......................     3,173       6,650         4,228         (14,051)           --
  Current portion of long-term debt and
     capital lease obligations...........        --         522         6,430          (1,796)        5,156
                                           --------    --------      --------      ----------      --------
          Total current liabilities......    24,157      79,594        30,351         (35,184)       98,918
Long-term debt and capital lease
  obligations, less current portion......   277,771       1,128        23,020          (4,767)      297,152
Due to affiliates........................        --     315,469        55,833        (371,302)           --
Other noncurrent liabilities.............        --      11,945           763          (2,303)       10,405

Stockholders' equity (deficit):
  Preferred stock........................        13          --         2,585          (2,585)           13
  Common stock...........................       308           4             2              (6)          308
  Additional paid-in capital.............   123,362      33,284        33,015         (66,299)      123,362
  Retained earnings (accumulated
     deficit)............................   (79,390)    (65,618)      (38,736)        103,590       (80,154)
                                           --------    --------      --------      ----------      --------
          Total stockholders' equity
            (deficit)....................    44,296     (32,330)       (3,134)         34,697        43,529
                                           --------    --------      --------      ----------      --------
          Total liabilities and
            stockholders' equity
            (deficit)....................  $346,224    $375,806      $106,833      $ (378,859)     $450,004
                                           ========    ========      ========      ==========      ========

                   IXC COMMUNICATIONS, INC. AND SUBSIDIARIES

                                  (UNAUDITED)

8. FINANCIAL INFORMATION FOR SUBSIDIARY GUARANTORS AND NON-GUARANTOR SUBSIDIARIES -- (CONTINUED)

                CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS

                                                                        FOR THE THREE MONTHS ENDED MARCH 31, 1997
                                                           -------------------------------------------------------------------
                                                                                        NON-
                                                                      SUBSIDIARY     GUARANTOR
                                                             IXC      GUARANTORS    SUBSIDIARIES   ELIMINATIONS   CONSOLIDATED
                                                           --------   ----------    ------------   ------------   ------------
                                                                                 (DOLLARS IN THOUSANDS)
Net operating revenue:
  Private line...........................................  $     --    $ 33,836       $  3,463       $ (6,430)      $ 30,869
  Switched long distance.................................        --      23,962         48,017        (18,938)        53,041
                                                           --------    --------       --------       --------       --------
         Net operating revenues..........................        --      57,798         51,480        (25,368)        83,910
Operating expenses:
  Cost of communication service..........................        --      43,408         50,744        (25,170)        68,982
  Operations and administration..........................        --      12,060          4,705           (198)        16,567
  Depreciation and amortization..........................        41       6,824          3,159            (22)        10,002
                                                           --------    --------       --------       --------       --------
                                                                (41)     (4,494)        (7,128)            22        (11,641)
Interest income..........................................     8,848       2,430            330        (10,532)         1,076
Interest income on escrow under Senior Notes.............       203          --             --             --            203
Interest expense.........................................    (9,303)     (6,991)        (1,984)        10,532         (7,746)
Equity in net income (loss) of unconsolidated
  subsidiaries...........................................   (19,837)    (10,013)          (382)        28,413         (1,819)
                                                           --------    --------       --------       --------       --------
Income (loss) before (provision) benefit for income taxes
  and minority interest..................................   (20,130)    (19,068)        (9,164)        27,734        (19,927)
  Benefit (provision) for income taxes...................       252         (85)           786           (701)           252
Minority interest........................................        --          --             --           (203)          (203)
                                                           --------    --------       --------       --------       --------
Net income (loss)........................................  $(19,878)   $(19,153)      $ (8,378)      $ 27,531       $(19,878)
                                                           ========    ========       ========       ========       ========

                CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS

                                                                        FOR THE THREE MONTHS ENDED MARCH 31, 1997
                                                           -------------------------------------------------------------------
                                                                                        NON-
                                                                      SUBSIDIARY     GUARANTOR
                                                             IXC      GUARANTORS    SUBSIDIARIES   ELIMINATIONS   CONSOLIDATED
                                                           --------   ----------    ------------   ------------   ------------
                                                                                 (DOLLARS IN THOUSANDS)
Net cash provided by (used in) operating activities......  $ 12,687    $ (3,987)      $ (9,612)      $(10,165)      $(11,077)
Investing activities:
  Release of funds from escrow under Senior Notes........    51,588                                                   51,588
  Deposits into escrow under Senior Notes................   (18,152)         --             --             --        (18,152)
  Purchase of property and equipment.....................    (2,856)    (62,086)        (3,801)            --        (68,743)
                                                           --------    --------       --------       --------       --------
  Net cash provided by (used) in, investing activities...    30,580     (62,086)        (3,801)            --        (35,307)
Financing Activities
  Payments from (advance to) affiliates..................   (99,348)     67,405         21,664         10,279             --
  Principal payments on long-term debt and capital lease
    obligations..........................................        --      (2,306)        (1,291)           340         (3,257)
  Capital contribution to unconsolidated subsidiary......        --          --         (7,233)            --         (7,233)
  Other financing activities.............................       (72)      3,234         (3,234)            --            (72)
                                                           --------    --------       --------       --------       --------
  Net cash provided by (used in) financing activities....   (99,420)     68,333          9,906         10,619        (10,562)
  Net increase (decrease) in cash and cash equivalents...   (56,153)      2,260         (3,507)           454        (56,946)
  Cash and cash equivalents at beginning of period.......    65,363      (9,455)         4,611            821         61,340
                                                           --------    --------       --------       --------       --------
  Cash and cash equivalents at end of period.............  $  9,210    $ (7,195)      $  1,104       $  1,275       $  4,394
                                                           ========    ========       ========       ========       ========

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

THREE MONTHS ENDED MARCH 31, 1997 COMPARED WITH THE THREE MONTHS ENDED MARCH 31, 1996

     Net operating revenues for the three months ended March 31, 1997 increased 219.0% to $83.9 million from $26.3 million for the three months ended March 31, 1996. The increase is primarily a result of the Company's rapid growth in switched long distance revenues since its entry into this business in the fourth quarter of 1995. Switched long distance services revenues for the three months ended March 31, 1997 increased to $53.0 million from $3.6 million for the three months ended March 31, 1996. Billable minutes of use for the three months ended March 31, 1997 increased to 594 million from 34 million for the three months ended March 31, 1996. Revenues for the Company's private line business for the three months ended March 31, 1997 increased 36.7% to $30.9 million from $22.6 million for the three months ended March 31, 1996, primarily due to an increase in market demand for capacity.

     Cost of communication services consists principally of access charges paid to Local Exchange Carriers ("LECs") and transmission lease payments to, and exchanges with, other carriers. Cost of communication services for the three months ended March 31, 1997 increased 342.3% to $69.0 million from $15.6 million for the three months ended March 31, 1996. The increase is primarily a result of the addition of long distance leases supporting the switched long distance business, MOUs leased from other carriers and access charges paid to LECs in connection with the switched long distance business and consistent with the significant revenue growth. The Company has historically had a relatively low cost of communication services as a percentage of revenues because substantially all its revenues were derived from private line services, generally made at a relatively low cost over its own network. The Company expects that, in the event it achieves increases in private line revenues, its cost of communication services as a percentage of such revenues will increase because additional leases (or exchanges) of capacity from other carriers, at a relatively high cost, will be required to support new business. The cost of communication services as a percentage of revenues in the switched long distance business is substantially greater than that in the private line business due to the relatively high cost of LEC access charges, leases for long distance circuits and MOUs leased from other carriers. Accordingly, increases in switched long distance revenues are expected to further increase the Company's cost of communication services as a percentage of revenues.

     Operations and administration expenses for the three months ended March 31, 1997 increased 59.6% to $16.6 million from $10.4 million for the three months ended March 31, 1996. This increase is primarily the result of operating expenses associated with the Company's switched network. The Company anticipates that as it expands its switched service business, operations and administration expenses will continue to increase, but decline as a percentage of revenue.

     Depreciation and amortization for the three months ended March 31, 1997 increased 66.7% to $10.0 million from $6.0 million for the three months ended March 31, 1996. The increase is primarily the result of depreciation related to capital assets associated with the Company's expansion and improvement of its network. Depreciation and amortization will increase in subsequent periods, as the Company's investment in newly constructed routes and other network equipment is placed in service and depreciated.

     Interest income for the three months ended March 31, 1997 decreased to $1.3 million from $2.7 million for the three months ended March 31, 1996. The decrease relates to the use for purposes other than investment of the proceeds from the sale of the Company's 12 1/2% Senior Notes due 2005 (the "Senior Notes"), the Company's initial public offering in July 1996 (the "IPO") and the sale of Common Stock to Trustees of General Electric Pension Trust in a private placement which occurred simultaneously with the IPO (the "GEPT Private Placement").

     Interest expense for the three months ended March 31, 1997 decreased to $7.7 million from $9.9 million for the three months ended March 31, 1996. The decrease is primarily the result of capitalized interest expense associated with the Company's network expansion.

     Income taxes for the three months ended March 31, 1997 resulted in a $0.3 million tax benefit as opposed to a benefit of $1.4 million for the three months ended March 31, 1996. The difference between the tax benefits recorded for the three months ended March 31, 1997 and the expected benefit at the federal statutory rate is primarily due to losses incurred (the tax benefit of which is not recorded due to uncertainty regarding its realization).

     The Company experienced a net loss of $19.9 million for the three months ended March 31, 1997 as opposed to a net loss of $11.7 million for the three months ended March 31, 1996 as a result of the factors discussed above.

LIQUIDITY AND CAPITAL RESOURCES

     Except for the historical information contained below, the matters discussed in this section are forward-looking statements that involve a number of risks and uncertainties. The Company's actual liquidity needs, capital resources and results may differ materially from the discussion set forth in the forward-looking statements. For a discussion of important factors that would materially affect such matters, see "Business -- Risk Factors" in the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1996.

     Cash used in operating activities was $11.1 million for the three months ended March 31, 1997 compared to cash provided by operations of $3.0 million in the comparable period of 1996, primarily as a result of expansion and operational expenses associated with the Company's development of its switched services business. The Company's switched long distance business will require cash to meet operating expenses until sufficient traffic is routed by the Company's customers over the network.

     Cash used in investing activities for the three months ended March 31, 1997 increased to $35.3 million from $2.9 million for the three months ended March 31, 1996, primarily as a result of the purchases of property and equipment for the fiber expansion and deposits into escrow under the Senior Notes to fund interest requirements. The Company's total capital expenditures were $68.7 million for the three months ended March 31, 1997 including capital expenditures relating to the construction of network routes and related equipment.

     As of March 31, 1997, the Company had approximately $22.2 million in cash, including $17.8 million in funds held in escrow under the Senior Notes which was held to meet the April 1997 interest payment with respect to the Senior Notes. In February 1997, the Company and a carrier entered into a contract pursuant to which the carrier will purchase an indefeasible right to use fibers from Chicago to Los Angeles (the "Chicago-Los Angeles Fiber Sale") which will result in proceeds to the Company of approximately $97.9 million. The Company expects to receive all of such amount in 1997, assuming the construction of the network expansion between Los Angeles and Chicago proceeds according to schedule. In April 1997, the Company received net proceeds of approximately $97.5 million through the issuance and sale (the "Convertible Stock Sale") of its 7 1/4% Junior Convertible Preferred Stock Due 2007 (the "Convertible Preferred Stock"). In addition, the Company is engaged in discussions with potential lenders regarding a revolving credit facility (the "Proposed Credit Facility") under which it expects to be able to borrow up to a certain percentage of eligible accounts receivable. Although the total availability under the Proposed Credit Facility will vary from time to time according to the aggregate amount of eligible accounts receivable, the Company anticipates that the lender will impose a limit on borrowings under the facility. There can be no assurance that the Company will obtain such facility. The Company expects that its operating income (loss) plus depreciation and amortization ("EBITDA") for 1997 will increase significantly over EBITDA for 1996. In February 1997, the Company entered into a contract with another carrier pursuant to which the carrier will purchase an indefeasible right to use fibers from Los Angeles to New York (the "New York-Los Angeles Fiber Sale") which entitles the Company to receive approximately $121.0 million. Assuming that the network expansion proceeds according to schedule, this amount will be due in January 1998. However, the carrier has the option to pay this amount over a period of up to 24 months commencing January 1998.

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

     The Company anticipates the following uses for its available cash: (i) the network expansion and other capital expenditures; (ii) debt service; (iii) lease payments; (iv) funding its joint venture in Mexico; and (v) working capital.

     The Company anticipates that capital expenditures for 1997 will be as follows: (i) for construction of the network expansion, at least $260.0 million; and (ii) for other capital expenditures, at least $90.0 million. The Company frequently revises its estimates of capital expenditures because of the rapid growth of the Company's business and because the large, on-going network expansion is subject to changes in design, route and capacity and is also subject to variances from expected costs. The Company anticipates that in the event customers require additional facilities or elements of the network expansion are accelerated into 1997, expenditures in 1997 may be increased. In addition, if and to the extent cash is available, the Company plans to make additional capital expenditures of up to $50.0 million to increase the capacity and efficiency of the network. The preceding forward-looking statement regarding capital expenditures for 1997 are based on certain assumptions as to future events, many of which are not under the Company's control. Important factors which could increase the amount of the capital expenditures include construction delays or construction cost overruns, delays or higher than expected costs in obtaining rights of way, or changes in the scope of the network expansion and increased demands by the Company's customers. Capital expenditures of $68.7 million were made during the three months ended March 31, 1997. The Company expects to continue to make substantial capital expenditures in 1998 and thereafter.

     The Company is required to make interest payments in the amount of $35.6 million on the Senior Notes each year. The Company's EBITDA is currently insufficient to cover the Company's debt service requirements under the Senior Notes. The Company anticipates that such payments during 1997 will be made from cash on hand. At March 31, 1997, the aggregate liquidation preference was approximately $19.5 million, including accrued and unpaid dividends on the Series 3 Preferred Stock. Such dividends accrue at an annual rate of 10% (based on the liquidation preference) plus interest. The Company will also be required (except in certain limited circumstances) to pay quarterly cash dividends on the Convertible Preferred Stock (at an annual rate of 7 1/4%) beginning June 30, 1999 (and prior to such time such dividends may be paid in cash or additional shares of Convertible Preferred Stock). Payment of dividends on the Convertible Preferred Stock is not currently permitted under the terms of the indenture (the "Indenture") for the Company's 12 1/2% Senior Notes due 2005 (the "Senior Notes") until certain financial conditions have been met or under the terms of the Series 3 Preferred Stock until the Company's Restated Certificate of Incorporation, as amended, is amended (which is expected to occur in June 1997).

     The Company expects to meet its needs for cash in 1997 by using cash on hand, the proceeds of the Convertible Stock Sale, cash generated by operations, the proceeds of the Chicago-Los Angeles Fiber Sale, additional cost-saving arrangements and vendor financing it may seek. In addition, the Company is engaged in discussions with potential lenders regarding the Proposed Credit Facility under which it expects to be able to borrow up to a certain percentage of eligible accounts receivable and may also be eligible to borrow additional funds on a secured basis. Although the total availability under the Proposed Credit Facility will vary from time to time according to the aggregate amount of eligible accounts receivable, the Company anticipates that the lender will impose a limit on borrowings under the facility. There can be no assurance that the Company will be successful in obtaining the necessary cash or the Proposed Credit Facility to meet its needs. A failure to raise such cash would delay or prevent such capital expenditures and the construction of the network expansion. Also, the foregoing capital expenditure and cash requirements for 1997 and 1998 do not take into account any acquisitions.

     The Company is indirectly participating in the development of a long distance network to engage in the telecommunications business in Mexico by Marca-Tel S.A. de C.V. ("Marca-Tel"). The Company indirectly owns 24.5% of Marca-Tel through its ownership of 50% of Progress International LLC ("Progress International"), which owns 49% of Marca-Tel. The remaining 51% of Marca-Tel is owned by a Mexican individual and Fomento Radio Beep, S.A. de C.V. The other 50% of Progress International is owned by Westel International, Inc.

     Progress International, which is seeking FCC authority to operate in the United States as an international resale carrier, is responsible for providing all the capital that may be required from Marca-Tel's stockholders in order to finance Marca-Tel. The Company and Westel jointly have contributed funds to Progress International (approximately $21.0 million by the Company as of March 31, 1997), substantially all of which has been used to fund Marca-Tel. Although the Company cannot accurately predict the capital that will be required from Progress International to implement the Marca-Tel business plan, it estimates that an additional $45.0 million (and possibly significantly more) will be required by Marca-Tel from the stockholders of Progress International during 1997-1998. Progress International is considering selling equity interests in Progress International to one or more third parties who could assist Progress International with the funding of Marca-Tel. However, Progress International has not had any material discussions in this regard and there can be no assurance that any such funding will be available on satisfactory terms or at all. The Company is currently, and may remain, the primary source of funds available to Progress International for investment in Marca-Tel. Since the ownership interests of the Company and Westel in Progress International are to be proportional to their respective capital contributions, the Company's percentage ownership of Progress International, and therefore its indirect ownership interest in Marca-Tel, could increase if it makes additional capital contributions. The Indenture contains significant limitations on the Company's ability to invest in Progress International or Marca-Tel.

     Marca-Tel is deploying three switching centers and a fiber optic route linking Mexico's three major cities (Mexico City, Monterrey and Guadalajara), with interconnection to the Company's U.S. network at its border crossing at Reynosa/McAllen. Marca-Tel has entered into a turn-key contract with a major international supplier of telecommunications equipment for a portion of this build that provides for interim vendor financing for the equipment and fiber purchases as well as a portion of the construction work. The Company anticipates that Marca-Tel may be able to obtain additional funding through some combination of the following: (i) offerings of debt or equity securities; (ii) other incurrences of debt; (iii) joint venture arrangements with third parties; and
(iv) additional vendor financing of equipment purchases. Initially, such sources of capital likely will not be adequate to meet the needs of Marca-Tel, and the Company anticipates that, until such sources are adequate to enable Marca-Tel to continue to pursue its business plan, it will be necessary for Progress International to fund the shortfall. The Company is not obligated to continue to fund Progress International; however, if Progress International does not fund Marca-Tel's needs, the Company's interest in Progress International, and thus its indirect interest in Marca-Tel, may be diluted or lost entirely. Although the Indenture generally restricts the amount of funding the Company can provide Progress International, the Indenture does allow the Company to use the $12.5 million proceeds of the GEPT Private Placement for Progress International. The Indenture also allows the Company to fund Progress International with the proceeds of certain equity offerings or, under certain circumstances, with funds raised through debt incurrence or, provided that the Company meets certain financial ratios, from working capital. No assurance can be given that adequate funding sources will be available from Progress International or from third parties to implement Marca-Tel's business plan or, if implemented, that such business plan will be successful.

     The forward-looking statements set forth above with respect to the estimated cash requirements relating to capital expenditures, the Company's ability to meet such cash requirements, the Company's ability to service its debt, the Company's and Westel's ability to fund Marca-Tel and the successful completion and operation of Marca-Tel's fiber optic system in Mexico are based on certain assumptions as to future events. Important factors that could adversely affect the Company's ability to achieve the results discussed above include that: (i) there will be no significant delays or cost overruns with respect to the network expansion; (ii) the Company's contractors and partners in cost-saving arrangements will perform their obligations; (iii) rights-of-way can be obtained in a timely, cost-effective basis; (iv) the routes of the network expansion scheduled for completion in 1997 are substantially completed on schedule; (v) the Company will continue to increase traffic on its switched network; (vi) the Company can successfully commence service for new switched long distance services on a cost effective basis (including the provision of billing information in an accurate and timely manner) for volumes that it has not previously handled; (vii) the Company can successfully complete the Chicago-Los Angeles Fiber Sale and the New York-Los Angeles Fiber Sale; and
(viii) the Company can obtain funds from vendor financing, the Proposed Credit Facility or otherwise.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISKS

     Not Applicable.

                          PART II.  OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

     On April 4, 1997 Tel-Central Communications, Inc. ("Tel-Central") filed a complaint against IXC Long Distance, Inc., one of the Company's subsidiaries, in the United States District Court in the Western District of Missouri after the Company terminated service to Tel-Central for failure to pay for services. Tel-Central's complaint makes various state and federal law claims and seeks damages of over $100 million and asks for punitive damages of $100 million. The Company believes that Tel-Central's claims are without merit and that such complaint is part of an attempt by Tel-Central to avoid payment of its outstanding balance to the Company. The Company believes that it is unlikely that this suit will result in any material liability to the Company.

ITEM 2.  CHANGES IN SECURITIES

     The Company did not sell any unregistered securities during the three months ended March 31, 1997.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

     Not applicable

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     None

ITEM 5.  OTHER INFORMATION

     On April 1, 1997, IXC Communications, Inc. (the "Company") issued and sold 1,000,000 shares of 7 1/4% Junior Convertible Preferred Stock Due 2007 (the "Convertible Preferred Stock") in a private placement to two initial purchasers, which shares were subsequently sold to "qualified institutional buyers" and certain "accredited investors" (as defined in the Securities Act of 1933, as amended). The Convertible Preferred Stock is convertible at the option of the holders, unless previously redeemed, at any time after May 31, 1997, into shares of Common Stock at a rate (subject to adjustment in certain events) of 4.263 shares of Common Stock for each share of Convertible Preferred Stock, equivalent to a conversion price of $23.46 for each share of Common Stock. Dividends on the Convertible Preferred Stock accrue at a rate per annum of 7 1/4% per share on the liquidation preference thereof of $100 per share ($7.25 per annum per share). Dividends payable prior to or on March 31, 1999, are, at the option of the Company, payable (i) in cash or (ii) through the issuance of additional shares of Convertible Preferred Stock equal to the dividend amount divided by the liquidation preference of such additional shares. After March 31, 1999, to the extent and for so long as the Company is not permitted to pay cash dividends on the Convertible Preferred Stock by the terms of any then outstanding indebtedness or any other agreement or instrument to which the Company is subject, the Company will be required to pay dividends, which shall accrue at the rate per annum of 8 3/4%, through the issuance of additional shares of Convertible Preferred Stock. Payment of dividends on the Convertible Preferred Stock is not currently permitted under the Indenture for the Company's 12 1/2% Senior Notes due 2005 until certain financial conditions have been met or under the terms of the Company's 10% Junior Series 3 Cumulative Redeemable Preferred Stock ("Series 3 Preferred Stock") until certain financial conditions have been met or under the terms of the Series 3 Preferred Stock until the Company's Restated Certificate of Incorporation, as amended, is amended (which is expected to occur in June 1997).

     In January 1997, the Company entered into an agreement to purchase L.D. Services, Inc. ("LDS"), a long-distance switchless reseller with 1996 revenues of approximately $30.0 million. The consideration for this acquisition will be Common Stock of the Company. A regulatory commission has stayed the LDS acquisition pending further investigation. The Company is unable to determine when and if the closing of the LDS acquisition will occur.

     The Company has revised its earlier announced estimate of the net cost of the network expansion for various reasons, including changes in the route, changes in the electronics to be included in the network and revisions in the estimated cost of the network expansion. The Company now estimates that the cost of the network expansion (net of cost-saving arrangements and the proceeds of fiber sales through March 31, 1997) will be approximately $203.9 million or $29,100 per mile.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(A) EXHIBITS

EXHIBIT
NUMBER                                        DESCRIPTION
------     ----------------------------------------------------------------------------------
 3.1+      Restated Certificate of Incorporation of the Company, as amended.
 3.2+      Bylaws of the Company, as amended.
  4.1      Specimen certificate representing shares of Common Stock of the Company
           (incorporated by reference to Exhibit 4.1 of the Company Registration Statement on
           Form S-1 filed with the Securities and Exchange Commission (the "Commission") on
           May 20, 1996, as amended (File No. 333-4061) (the "S-1")).
  4.2      Indenture dated as of October 5, 1995 by and among the Company, on its behalf and as successor-in-interest to I-Link Holdings, Inc. and IXC Carrier Group, Inc.,
           each of IXC Carrier, Inc., on its behalf and as successor-in-interest to I-Link,
           Inc., CTI Investments, Inc., Texas Microwave, Inc. and WTM Microwave, Inc.,
           Atlantic States Microwave Transmission Company, Central States Microwave
           Transmission Company, Telcom Engineering, Inc., on its behalf and as successor-in-interest to SWTT Company and Microwave Network, Inc., Tower
           Communication Systems Corp., West Texas Microwave Company, Western States
           Microwave Transmission Company, Rio Grande Transmission, Inc., IXC Long Distance,
           Inc., Link Net International, Inc. (collectively, the "Guarantors") and IBJ
           Schroder Bank & Trust Company, as Trustee, with respect to the 12 1/2% Series A and Series B Senior Notes due 2005 (incorporated by reference to Exhibit 4.1 of the Company's and each of the Guarantor's Registration Statement on Form S-4 filed with the Commission on April 1, 1996, as amended (File No. 333-2936) (the "S-4")).
  4.3      Purchase Agreement dated October 5, 1995 by and among the Company, and the
           Purchasers named therein (incorporated by reference to Exhibit 4.2 of the S-4).
  4.4      A/B Exchange Registration Rights Agreement dated as of October 5, 1995 by and among the Company, the Guarantors and the Purchasers named therein (incorporated by reference to Exhibit 4.3 of the S-4).
  4.5      Escrow Account and Disbursement Agreement dated as of October 5, 1995 by and among the Company, IBJ Schroder Bank & Trust Company, as Escrow Holder, and IBJ Schroder
           Bank & Trust Company, as Collateral Agent (incorporated by reference to Exhibit
           4.4 of the S-4).
  4.6      Escrow Account Security Agreement dated as of October 5, 1995 by and between the
           Company and IBJ Schroder Bank & Trust Company (incorporated by reference to
           Exhibit 4.5 of the S-4).
  4.7      Form of 12 1/2% Series A Senior Notes due 2005 (incorporated by reference to
           Exhibit 4.6 of the S-4).
  4.8      Form of 12 1/2% Series B Senior Notes due 2005 and Subsidiary Guarantee
           (incorporated by reference to Exhibit 4.8 of the S-1).
  4.9      Amendment No. 1 to Indenture and Subsidiary Guarantee dated as of June 4, 1996 by and among the Company, the Guarantors and the Trustee (incorporated by reference to Exhibit 4.11 of the S-1).

EXHIBIT
NUMBER                                        DESCRIPTION
------     ----------------------------------------------------------------------------------
 4.10      Stock Exchange Agreement dated as of June 10, 1996 by and between the Company and
           Trustees of General Electric Pension Trust ("GEPT") (incorporated by reference to
           Exhibit 4.12 of the S-1).
 4.11      Registration Rights Agreement dated as of June 10, 1996 by and among IXC
           Communications, Inc., GEPT and certain stockholders of the Company (incorporated by reference to Exhibit 4.13 of the S-1).
 4.12 +    Purchase Agreement dated as of March 25, 1997 by and among the Company, Credit
           Suisse First Boston Corporation ("CS First Boston") and Dillon Read & Co. Inc.
           ("Dillon Read").
 4.13 +    Registration Rights Agreement dated as of March 25, 1997 by and among the Company,
           CS First Boston and Dillon Read.
 4.14 +    Amendment to Registration Rights Agreement dated as of March 25, 1995 between the
           Company and GEPT.
 10.1      Office Lease dated June 21, 1989 with USAA Real Estate Company, as amended
           (incorporated by reference to Exhibit 10.1 of the S-4).
 10.2      Equipment Lease dated as of December 1, 1994 by and between DSC Finance
           Corporation and Switched Services Communications, L.L.C.; Assignment Agreement
           dated as of December 1, 1994 by and between Switched Services Communications,
           L.L.C. and DSC Finance Corporation; and Guaranty dated December 1, 1994 made in favor of DSC Finance Corporation by the Company (incorporated by reference to
           Exhibit 10.2 of the S-4).
 10.3      Amended and Restated 1994 Stock Plan of the Company, as amended (incorporated by reference to Exhibit 10.3 of the Company's Annual Report on Form 10-K (the "10-K")
           for the year ended December 31, 1996).
 10.4      Form of Non-Qualified Stock Option Agreement under the 1994 Stock Plan of the
           Company (incorporated by reference to Exhibit 10.4 of the S-4).
 10.5      Form of the Company's Restricted Stock Agreement (incorporated by reference to
           Exhibit 10.5 of the S-4).
 10.6      Form of the Company's Restricted Stock Agreement (incorporated by reference to
           Exhibit 10.6 of the S-4).
 10.7      Amended and Restated Development Agreement by and between Intertech Management
           Group, Inc. and IXC Long Distance, Inc. (incorporated by reference to Exhibit 10.7 of the S-4).
 10.8      Second Amended and Restated Service Agreement dated as of January 1, 1996 by and between Switched Services Communications, L.L.C. and Excel Telecommunications,
           Inc. (incorporated by reference to Exhibit 10.8 of the S-4).
 10.9      Equipment Purchase Agreement dated as of January 16, 1996 by and between Siecor
           Corporation and IXC Carrier, Inc. (incorporated by reference to Exhibit 10.9 of the S-4).
10.10      1996 Stock Plan of the Company, as amended (incorporated by reference to Exhibit
           10.10 of the 10-K).
10.11      IRU Agreement dated as of November 1995 between WorldCom, Inc. and IXC Carrier,
           Inc. (incorporated by reference to Exhibit 10.11 of the S-4).
10.12      Outside Directors' Phantom Stock Plan of the Company, as amended (incorporated by reference to Exhibit 10.12 of the 10-K).
10.13      Business Consultant and Management Agreement dated as of January 3, 1995 by and between the Company and Culp Communications Associates (incorporated by reference to Exhibit 10.13 of the S-1).

EXHIBIT
NUMBER                                        DESCRIPTION
------     ----------------------------------------------------------------------------------
10.14      Employment Agreement dated December 28, 1995 by and between the Company and James
           F. Guthrie (incorporated by reference to Exhibit 10.14 of the S-1).
10.15      Employment Agreement dated August 28, 1995, by and between the Company and David
           J. Thomas (incorporated by reference to Exhibit 10.15 of the S-1).
10.16      Special Stock Plan of the Company (incorporated by reference to Exhibit 10.16 of the 10-K).
10.17      Stock Acquisition Agreement and Plan of Merger dated as of January 17, 1997 by and among the Company, IXC Long Distance, Inc., IXC-One Acquisition Corp., L.D.
           Services, Inc. and the Shareholders named therein (incorporated by reference to
           Exhibit 10.17 of the 10-K).
11.1+      Statement of Computation of Earnings per Share.
27  +      Financial Data Schedule.

---------------

+  Filed herewith.

(b) Reports on Form 8-K.

     (1) Form 8-K dated February 27, 1997 and filed with the Commission on March 3, 1997 announcing that the Company had entered into a Securities Purchase Agreement (the "Purchase Agreement") with Morgan Stanley Capital Partners III, L.P. and two related investment limited partnerships and Trustees of General Electric Pension Trust in connection with the proposed issuance of a new 7% Series A Convertible Preferred Stock of the Company (the "Series A Stock"). The Purchase Agreement was never consummated and the Series A Stock has never been issued and is no longer authorized under the Company's charter.

     (2) Form 8-K dated March 6, 1997 and filed with the Commission on March 7, 1997 reporting the Company's audited financial statements for the year ended December 31, 1996.

     (3) Form 8-K dated March 26, 1997 and filed with the Commission on March 27, 1997 with respect to the Company's notice of proposed unregistered offering pursuant to Rule 135c(d) of the Securities Act of 1933, as amended, with respect to the sale of Convertible Preferred Stock, which subsequently occurred in April 1997.

                                   SIGNATURE

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                          IXC Communications, Inc.,
                                          a Delaware corporation

May 14, 1997                              By: /s/ JOHN J. WILLINGHAM
                                            ------------------------------------
                                            John J. Willingham
                                            Senior Vice President
                                            Chief Financial Officer and
                                            Assistant Secretary (Duly
                                            Authorized Officer and
                                            Principal Financial Officer)