Form 10-Q
period 1997-06-30
IXC COMMUNICATIONS INC
filed 1997-08-06
CIK 1009532

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

                  FOR THE QUARTERLY PERIOD ENDED JUNE 30, 1997

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

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

     The number of shares of Common Stock, $.01 par value, outstanding (the only class of common stock of the Company outstanding) was 30,898,841 on July 31, 1997.

================================================================================

                   IXC COMMUNICATIONS, INC. AND SUBSIDIARIES

                          QUARTER ENDED JUNE 30, 1997

                               TABLE OF CONTENTS

                                                                                       PAGE
                                                                                       ----
PART I.      FINANCIAL INFORMATION
             Item 1.    Condensed Consolidated Financial Statements (Unaudited)
                        Condensed Consolidated Balance Sheets as of June 30, 1997 and
                        December 31, 1996............................................    3
                        Condensed Consolidated Statements of Operations for the Three
                        and Six Months Ended June 30, 1997 and 1996..................    4
                        Condensed Consolidated Statements of Cash Flows for the Six
                        Months Ended June 30, 1997 and 1996..........................    5
                        Notes to Condensed Consolidated Financial Statements.........    6

             Item 2.    Management's Discussion and Analysis of Financial Condition
                        and Results of Operations....................................   11
             Item 3.    Quantitative and Qualitative Disclosures About Market
                        Risks........................................................   16

PART II.     OTHER INFORMATION

             Item 1.    Legal Proceedings............................................   17

             Item 2.    Changes in Securities........................................   17

             Item 3.    Defaults Upon Senior Securities..............................   17

             Item 4.    Submission of Matters to a Vote of Security Holders..........   18

             Item 5.    Other Information............................................   18

             Item 6.    Exhibits and Reports on Form 8-K.............................   19

SIGNATURE............................................................................   22

                   IXC COMMUNICATIONS, INC. AND SUBSIDIARIES

                     CONDENSED CONSOLIDATED BALANCE SHEETS

           (DOLLARS IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)

                                                                       JUNE 30,       DECEMBER 31,
                                                                         1997             1996
                                                                      -----------     ------------
                                                                      (UNAUDITED)     (SEE NOTE 1)
ASSETS
Current assets:
  Cash and cash equivalents.......................................     $  40,974        $ 61,340
  Accounts receivable and other receivables, net of allowance for doubtful accounts of $6,418 at June 30, 1997 and $4,030 at
     December 31, 1996............................................        62,436          47,568
  Other current assets............................................         3,593           2,197
                                                                       ---------        --------
          Total current assets....................................       107,003         111,105
Property and equipment............................................       493,643         337,742
Less: accumulated depreciation....................................       (87,804)        (69,133)
                                                                       ---------        --------
                                                                         405,839         268,609
Escrow under Senior Notes.........................................            --          51,412
Investment in unconsolidated subsidiary...........................        11,070           5,486
Deferred charges and other non-current assets.....................        28,988          22,539
                                                                       ---------        --------
          Total assets............................................     $ 552,900        $459,151
                                                                       =========        ========
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Accounts payable and other current liabilities..................     $ 119,935        $ 74,945
  Accrued interest................................................         8,906           8,906
  Current portion of long-term debt and capital lease
     obligations..................................................         6,450           6,750
                                                                       ---------        --------
          Total current liabilities...............................       135,291          90,601
Long-term debt and capital lease obligations, less current
  portion.........................................................       294,299         295,531
Other noncurrent liabilities......................................        12,392           9,540
7 1/4% Junior Convertible Preferred Stock; $.01 par value;
  authorized -- 3,000,000 shares of all classes of Preferred
  Stock; 1,018,123 shares issued and outstanding (aggregate
  liquidation preference of $101,813, including dividends of
  $1,813, at June 30, 1997).......................................        98,010              --
Stockholders' equity:
  10% Junior Series 3 Cumulative Preferred Stock, $.01 par value;
     authorized -- 3,000,000 shares of all classes of Preferred
     Stock; 12,550 shares issued and outstanding (aggregate
     liquidation preference of $20,004 at June 30, 1997)..........            13              13
  Common stock, $.01 par value; 100,000,000 shares authorized:
     shares issued and outstanding 30,799,560 at June 30, 1997 and
     30,795,014 at December 31, 1996..............................           308             308
Additional paid-in capital........................................       121,551         123,434
Accumulated deficit...............................................      (108,964)        (60,276)
                                                                       ---------        --------
          Total stockholders' equity..............................        12,908          63,479
                                                                       ---------        --------
          Total liabilities and stockholders' equity..............     $ 552,900        $459,151
                                                                       =========        ========

                            See accompanying notes.

                   IXC COMMUNICATIONS, INC. AND SUBSIDIARIES

                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

     (DOLLARS AND NUMBER OF SHARES IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
                                  (UNAUDITED)

                                                      THREE MONTHS               SIX MONTHS
                                                     ENDED JUNE 30,            ENDED JUNE 30,
                                                  ---------------------     ---------------------
                                                    1997         1996         1997         1996
                                                  --------     --------     --------     --------
Net operating revenues:
  Private line................................    $ 38,494     $ 24,003     $ 69,363     $ 46,631
  Switched long distance......................      50,371       19,004      103,412       22,626
                                                  --------     --------     --------     --------
          Net operating revenues..............      88,865       43,007      172,775       69,257

Operating expenses:
  Cost of communication services..............      74,150       31,643      143,132       47,243
  Operations and administration...............      18,664       10,786       35,231       21,203
  Depreciation and amortization...............      13,363        6,644       23,365       12,654
                                                  --------     --------     --------     --------
          Operating loss......................     (17,312)      (6,066)     (28,953)     (11,843)
Interest income...............................       1,162          127        2,238          253
Interest income on escrow under Senior
  Notes.......................................          --        2,080          203        4,637
Interest expense..............................      (8,014)      (9,490)     (15,760)     (19,360)
Equity in net loss of unconsolidated
  subsidiaries................................      (4,532)          (9)      (6,351)         (14)
                                                  --------     --------     --------     --------
Loss before benefit for income taxes and
  minority interest...........................     (28,696)     (13,358)     (48,623)     (26,327)
Benefit for income taxes......................          --        1,402          252        2,765
Minority interest.............................        (114)        (111)        (317)        (204)
                                                  --------     --------     --------     --------
Net loss......................................     (28,810)     (12,067)     (48,688)     (23,766)
Dividends applicable to preferred stock.......      (2,288)        (432)      (2,758)        (865)
                                                  --------     --------     --------     --------
Net loss applicable to common and common
  equivalent stockholders.....................    $(31,098)    $(12,499)    $(51,446)    $(24,631)
                                                  --------     --------     --------     --------
Net loss per common and common equivalent
  share.......................................    $  (1.01)    $  (0.50)    $  (1.67)    $  (0.99)
                                                  ========     ========     ========     ========
Weighted average common and common equivalent
  shares......................................      30,799       25,011       30,799       25,011
                                                  ========     ========     ========     ========

                            See accompanying notes.

                   IXC COMMUNICATIONS, INC. AND SUBSIDIARIES

                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

                             (DOLLARS IN THOUSANDS)
                                  (UNAUDITED)

                                                                          FOR THE SIX MONTHS
                                                                            ENDED JUNE 30,
                                                                      ---------------------------
                                                                         1997            1996
                                                                      -----------     -----------
Net cash provided by (used in) operating activities...............     $  (5,988)      $     812

Investing activities
  Release of funds from escrow under Senior Notes.................        69,428          36,525
  Deposit into escrow under Senior Notes..........................       (18,152)             --
  Purchase of property and equipment..............................      (140,901)        (32,783)
                                                                       ---------        --------
Net cash provided by (used in) investing activities...............       (89,625)          3,742

Financing activities
  Net proceeds from the sale of convertible preferred stock.......        96,197              --
  Principal payments on long-term debt and capital lease
     obligations..................................................        (9,230)         (5,137)
  Capital contribution to unconsolidated subsidiary...............       (11,650)             --
  Other financing activities......................................           (70)           (675)
                                                                       ---------        --------
Net cash provided by (used in) financing activities...............        75,247          (5,812)
                                                                       ---------        --------
Net decrease in cash and cash equivalents.........................       (20,366)         (1,258)
Cash and cash equivalents at beginning of period..................        61,340           6,915
                                                                       ---------        --------
Cash and cash equivalents at end of period........................     $  40,974       $   5,657
                                                                       =========        ========

Supplemental disclosure of cash flow information:
  Cash paid (received) for:
     Interest.....................................................     $  18,518       $  18,713
                                                                       =========        ========
     Taxes........................................................     $      89       $    (884)
                                                                       =========        ========

                            See accompanying notes.

                   IXC COMMUNICATIONS, INC. AND SUBSIDIARIES

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                                  (UNAUDITED)

1.  BASIS OF PRESENTATION AND SIGNIFICANT ACCOUNTING POLICIES

     The accompanying unaudited Condensed Consolidated Financial Statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and notes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation for the periods indicated have been included. Operating results for the three month and six month periods ended June 30, 1997 are not necessarily indicative of the results that may be expected for the year ended December 31, 1997. The Balance Sheet at December 31, 1996 has been derived from the audited financial statements at that date, but does not include all of the information and notes required by generally accepted accounting principles for complete financial statements. The accompanying financial statements should be read in conjunction with the audited consolidated financial statements (including the notes thereto) for the year ended December 31, 1996.

2.  LOSS PER COMMON AND COMMON EQUIVALENT SHARE

     Loss per common and common equivalent share is based on net loss less preferred stock dividend requirements, divided by the weighted average common and common equivalent shares outstanding during the period. Outstanding options are included in the calculation to the extent they are dilutive. Loss per share on a fully diluted basis is not presented as the fully diluted effect is either antidilutive or not materially different from primary loss per common and common equivalent share, as computed.

3.  INCOME TAXES

     The Company has determined that a valuation allowance should be applied against a portion of the deferred tax assets related to the net operating loss incurred in 1997 due to uncertainty regarding its realizability. The difference between the tax benefit recorded for the six months ended June 30, 1997 and the expected benefit at the federal statutory rate is primarily due to the valuation allowance applied against the deferred tax assets.

4.  COMMITMENTS AND CONTINGENCIES

     During 1997, the Company has made and will continue to make material commitments related to the expansion of its network.

     During the first quarter of 1997, the Company entered into two agreements with major long distance carriers for the sale of dark fiber for approximately $219 million. Although these agreements provide for certain penalties if the Company does not complete construction of the defined routes within the time frame specified in the agreements, management does not anticipate that the Company will incur any substantial penalties under these provisions.

     On April 4, 1997 Tel-Central Communications, Inc. ("Tel-Central") filed a complaint against IXC Long Distance, Inc., one of the Company's subsidiaries, in the United States District Court in the Western District of Missouri, after the Company terminated service to Tel-Central for failure to pay for services. Tel-Central's complaint makes various state and federal law claims and seeks damages of over $100 million and asks for punitive damages of $100 million. The Company believes that Tel-Central's claims are without merit and that such complaint is part of an attempt by Tel-Central to avoid payment of its outstanding balance to the Company. On May 23, 1997, Tel-Central filed a voluntary Chapter 11 petition in bankruptcy. On May 30, 1997, the Company filed a motion to dismiss this action. The Tel-Central action is currently stayed as a result

                   IXC COMMUNICATIONS, INC. AND SUBSIDIARIES

                                  (UNAUDITED)

of the Tel-Central's Chapter 11 bankruptcy proceeding. The Company believes that it is unlikely that this suit will result in any material liability to the Company.

     From time to time the Company is involved in various legal proceedings arising in the ordinary course of business, some of which are covered by insurance. In the opinion of the Company's management, none of the claims relating to such proceedings will have a material effect on the financial condition or results of operations of the Company.

5.  STOCK OPTIONS

     During the quarter ended June 30, 1997, the Company granted 377,400 stock options under the 1996 Stock Plan. At June 30, 1997 stock options covering 2,059,426 shares of common stock were outstanding.

6.  PROSPECTIVE ACCOUNTING CHANGES

     In February 1997, the FASB issued SFAS No. 128, "Earnings Per Share" ("SFAS No. 128"), which simplifies the calculation of earnings per share. Under SFAS No. 128, stock options and other equity instruments are excluded from the calculation of "basic earnings per share", which will replace primary earnings per share disclosures. SFAS No. 128 is effective for financial statements for periods ending after December 15, 1997. The Company believes that the future adoption of SFAS No. 128 will not have a significant impact on earnings per share disclosures for the periods presented.

7.  CONVERTIBLE PREFERRED STOCK

     In April 1997 the Company issued $100 million of 7 1/4% Junior Convertible Preferred Stock Due 2007 ("Convertible Preferred Stock"). The net proceeds of approximately $96.2 million from the offering are being used to fund capital expenditures and general corporate purposes. The Convertible Preferred Stock and the common stock issuable upon conversion thereof have not been registered under the Securities Act of 1933 and may not be offered or sold in the United States absent registration or an applicable exemption from registration requirements. On March 31, 2007, the Convertible Preferred Stock must be redeemed by the Company at a price equal to the liquidation preference plus accrued and unpaid dividends; thus it is "mandatorily redeemable" and is not included in stockholders' equity. Dividends payable prior to or on June 30, 1999 are, at the option of the Company, payable in cash or through the issuance of additional shares of Convertible Preferred Stock equal to the dividend amount divided by the liquidation preference of such additional shares. The registration rights agreement entered into by the Company with the initial purchasers of the Convertible Preferred Stock requires that the Company file a shelf registration statement with the Securities and Exchange Commission ("SEC") for the benefit of the holders of the Convertible Preferred Stock, with respect to the Convertible Preferred Stock and the shares of common stock that may be issued upon conversion thereof. In the event such shelf registration statement is not declared effective by the SEC before September 1, 1997, the Convertible Preferred Stock will accrue dividends at a rate per annum of 7 3/4% until the shelf registration statement is declared effective. After March 31, 1999, to the extent and for so long as the Company is not permitted to pay cash dividends on the Convertible Preferred Stock by the terms of any then outstanding indebtedness or any other agreement or instrument to which the Company is subject, the Company will be required to pay dividends, which shall accrue at the rate per annum of 8 3/4%, through the issuance of additional shares of Convertible Preferred Stock. Payment of cash dividends on the Convertible Preferred Stock is not currently permitted under the indenture for the Company's 12% Senior Notes due 2005 until certain financial conditions have been met. During June 1997, the Company issued 18,123 additional shares of Convertible Preferred Stock in satisfaction of its June 1997 dividend requirements.

                   IXC COMMUNICATIONS, INC. AND SUBSIDIARIES

                                  (UNAUDITED)

8.  SUBSEQUENT EVENT

     In July 1997 the Company announced an agreement with PSINet Inc. ("PSINet") to acquire PSINet's broad spectrum of Internet services for resale to its customers. Under the terms of the PSINet agreements, after consummation of the transaction, the Company will provide PSINet with an indefeasible right to use 10,000 miles of OC-48 transmission capacity on its Network over a 20-year period in exchange for 20% (post-issuance) of PSINet common stock. In addition, if the value of the PSINet common stock received by the Company is less than $240 million at the earlier of one year after the final delivery of the transmission capacity (scheduled for late-1999) or four years after closing, PSINet, at its option, will pay the Company cash and/or deliver additional PSINet common stock to bring the value of the Company's investment to $240 million. Upon delivery of the transmission capacity to PSINet, the Company will also receive a maintenance fee which, when all the capacity has been delivered, will be approximately $11.5 million per year. The Company expects to consummate the transactions contemplated by the PSINet agreements upon the satisfaction of certain conditions, including receipt of approval of PSINet stockholders. There can be no assurance that such conditions will be satisfied or that the PSINet transaction will be consummated.

9.  FINANCIAL INFORMATION FOR SUBSIDIARY GUARANTORS AND NON-GUARANTOR
SUBSIDIARIES

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

     The equity method has been used by the Company with respect to investments in subsidiaries. The equity method has been used by Subsidiary Guarantors with respect to investments in Non-Guarantor Subsidiaries. Separate financial statements for Subsidiary Guarantors are not presented based on management's determination that they do not provide additional information that is material to investors. Presented below is condensed consolidating financial information for the Company, the Subsidiary Guarantors and the Non-Guarantor Subsidiaries as of and for the six months ended June 30, 1997.

                   IXC COMMUNICATIONS, INC. AND SUBSIDIARIES

                                  (UNAUDITED)

9. FINANCIAL INFORMATION FOR SUBSIDIARY GUARANTORS AND NON-GUARANTOR SUBSIDIARIES -- (CONTINUED)

                     CONDENSED CONSOLIDATING BALANCE SHEET

                                                                     JUNE 30, 1997
                                          -------------------------------------------------------------------
                                                                       NON-
                                                      SUBSIDIARY    GUARANTOR
                                             IXC      GUARANTORS   SUBSIDIARIES   ELIMINATIONS   CONSOLIDATED
                                          ---------   ----------   ------------   ------------   ------------
                                                                (DOLLARS IN THOUSANDS)
Current assets:
  Cash and cash equivalents.............  $  21,463    $ 17,117      $  2,394      $       --     $   40,974
  Accounts receivable and other
     receivables, net...................         --      39,882        22,554              --         62,436
  Other current assets..................      1,577       1,809           207              --          3,593
                                          ---------    --------      --------       ---------      ---------
          Total current assets..........     23,040      58,808        25,155              --        107,003
Property and equipment, net.............      7,978     353,817        44,304            (260)       405,839
Escrow under Senior Notes...............         --          --            --              --             --
Due from affiliates.....................    414,305     (17,033)       18,059        (415,331)            --
Deferred charges and other assets.......    (44,093)    (16,245)       25,346          75,050         40,058
                                          ---------    --------      --------       ---------      ---------
          Total assets..................  $ 401,230    $379,347      $112,864      $ (340,541)    $  552,900
                                          =========    ========      ========       =========      =========
Current liabilities:
  Accounts payable, accrued interest and
     other current liabilities..........  $  10,533    $ 84,692      $ 33,624      $       (8)    $  128,841
  Due to affiliate......................      4,041      (4,060)           19              --             --
  Current portion of long-term debt and
     capital lease obligations..........         --         319         6,131              --          6,450
                                          ---------    --------      --------       ---------      ---------
          Total current liabilities.....     14,574      80,951        39,774              (8)       135,291
Long-term debt and capital lease
  obligations, less current portion.....    277,799       1,267        15,233              --        294,299
Due to affiliates.......................     (2,837)    338,202        79,966        (415,331)            --
Other noncurrent liabilities............         13      17,678           754          (6,053)        12,392
Convertible preferred stock.............     98,010          --            --              --         98,010

Stockholders' equity (deficit):
  Preferred stock.......................         13          --         2,585          (2,585)            13
  Common stock..........................        308           4             2              (6)           308
  Additional paid-in capital............    121,550      33,285        33,018         (66,302)       121,551
  Retained earnings (accumulated
     deficit)...........................   (108,200)    (92,040)      (58,468)        149,744       (108,964)
                                          ---------    --------      --------       ---------      ---------
          Total stockholders' equity
            (deficit)...................     13,671     (58,751)      (22,863)         80,851         12,908
                                          ---------    --------      --------       ---------      ---------
          Total liabilities and
            stockholders' equity
            (deficit)...................  $ 401,230    $379,347      $112,864      $ (340,541)    $  552,900
                                          =========    ========      ========       =========      =========

                   IXC COMMUNICATIONS, INC. AND SUBSIDIARIES

                                  (UNAUDITED)

9. FINANCIAL INFORMATION FOR SUBSIDIARY GUARANTORS AND NON-GUARANTOR SUBSIDIARIES -- (CONTINUED)

                CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS

                                                                         FOR THE SIX MONTHS ENDED JUNE 30, 1997
                                                           -------------------------------------------------------------------
                                                                                        NON-
                                                                      SUBSIDIARY     GUARANTOR
                                                             IXC      GUARANTORS    SUBSIDIARIES   ELIMINATIONS   CONSOLIDATED
                                                           --------   ----------    ------------   ------------   ------------
                                                                                 (DOLLARS IN THOUSANDS)
Net operating revenue:
  Private line...........................................  $     40      79,343           6,999        (17,019)        69,363
  Switched long distance.................................        --      47,828          93,795        (38,211)       103,412
                                                           --------    --------        --------       --------       --------
         Net operating revenues..........................        40     127,171         100,794        (55,230)       172,775
Operating expenses:
  Cost of communication service..........................        --      94,376         103,590        (54,834)       143,132
  Operations and administration..........................        96      23,758          11,773           (396)        35,231
  Depreciation and amortization..........................       726      16,941           5,741            (43)        23,365
                                                           --------    --------        --------       --------       --------
                                                               (782)     (7,904)        (20,310)            43        (28,953)
Interest income..........................................    20,265       5,392             625        (24,044)         2,238
Interest income on escrow under Senior Notes.............       203          --              --                           203
Interest expense.........................................   (18,046)    (17,460)         (4,298)        24,044        (15,760)
Equity in net loss of unconsolidated subsidiaries........   (49,879)    (25,534)         (4,914)        73,976         (6,351)
                                                           --------    --------        --------       --------       --------
Loss before benefit (provision) for income taxes and
  minority interest......................................   (48,239)    (45,506)        (28,897)        74,019        (48,623)
  Benefit (provision) for income taxes...................      (449)        (85)            786                           252
  Minority Interest......................................                                                 (317)          (317)
                                                           --------    --------        --------       --------       --------
Net loss.................................................  $(48,688)   $(45,591)     $  (28,111)    $   73,702     $  (48,688)
                                                           ========    ========        ========       ========       ========

                CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS

                                                                         FOR THE SIX MONTHS ENDED JUNE 30, 1997
                                                           -------------------------------------------------------------------
                                                                                        NON-
                                                                      SUBSIDIARY     GUARANTOR
                                                             IXC      GUARANTORS    SUBSIDIARIES   ELIMINATIONS   CONSOLIDATED
                                                           --------   ----------    ------------   ------------   ------------
                                                                                 (DOLLARS IN THOUSANDS)
Net cash provided by (used in) operating activities......  $  4,360    $(10,994)      $  1,467       $   (821)      $ (5,988)
Investing activities:
  Release of funds from escrow under Senior Notes........    69,428                                                   69,428
  Deposits into escrow under Senior Notes................   (18,152)         --                            --        (18,152)
  Purchase of property and equipment.....................    (8,130)   (120,330)       (12,441)                     (140,901)
                                                           --------    --------       --------       --------       --------
  Net cash provided by (used) in, investing activities...    43,146    (120,330)       (12,441)            --        (89,625)
Financing activities:
  Net proceeds from convertible preferred stock..........    96,197          --             --             --         96,197
  Payments from (advance to) affiliates..................  (187,444)    159,728         27,716             --             --
  Principal payments on long-term debt and capital lease
    obligations..........................................       (89)     (2,933)        (6,208)            --         (9,230)
  Capital contribution to unconsolidated subsidiary......        --      (2,130)        (9,520)            --        (11,650)
  Other financing activities.............................       (70)      3,231         (3,231)            --            (70)
                                                           --------    --------       --------       --------       --------
  Net cash provided by (used in) financing activities....   (91,406)    157,896          8,757             --         75,247
  Net increase (decrease) in cash and cash equivalents...   (43,900)     26,572         (2,217)          (821)       (20,366)
  Cash and cash equivalents at beginning of period.......    65,363      (9,455)         4,611            821         61,340
                                                           --------    --------       --------       --------       --------
  Cash and cash equivalents at end of period.............  $ 21,463    $ 17,117       $  2,394       $     --       $ 40,974
                                                           ========    ========       ========       ========       ========

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     Except for the historical information contained below, the matters discussed in this item are forward-looking statements that involve a number of risks and uncertainties. The Company's actual liquidity needs, capital resources and results may differ materially from the discussion set forth in the forward-looking statements. For a discussion of important factors that may cause the actual results, performance or achievements of the Company to be materially different from those expressed or implied by the forward-looking statements, see "Business -- Risk Factors" in the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1996. In light of such risks and uncertainties, there can be no assurance that the forward-looking information contained in this item will in fact transpire.

THREE AND SIX MONTHS ENDED JUNE 30, 1997 COMPARED WITH THE THREE AND SIX MONTHS ENDED JUNE 30, 1996

     Net operating revenue for the second quarter and year-to-date 1997 increased by 106.6% and 149.5% over the comparable 1996 periods, due mainly to the continuing implementation of the Company's switched services business. Revenue for the switched services business increased 165.1% and 357.0% for the 1997 second quarter and year-to-date over 1996. Billable minutes of use ("MOUs") increased over 1996 by 218.1% to 636.2 million minutes for the quarter and 432.7% to 1.2 billion minutes year-to-date. Revenue for the Company's private line business increased 60.4% for the quarter and 48.7% year-to-date over 1996 due to increased demand for capacity and the availability of additional capacity resulting from the Company's network expansion.

     Cost of communication services consists primarily of access charges paid to Local Exchange Carriers ("LECs") and transmission lease payments to, and exchanges with, other carriers. These costs increased 134.3% for the quarter and 203.0% year-to-date over 1996 due to additional leases supporting the Company's private line and switched services businesses, MOUs obtained from other carriers and access charges paid to LECs in connection with the switched services business. The Company has historically had a relatively low cost of communication services as a percentage of revenues because substantially all its revenues were derived from private line services, generally provided at a relatively low cost over its own network. Expenses in the switched services business are substantially greater than the private line business due to the relatively high cost of LEC access charges, leases for long distance circuits and MOUs obtained from other carriers. The Company expects its cost of communication services as a percentage of revenue to increase over historical results if the switched services revenue becomes a larger share of the Company's business.

     Operations and administration expenses for the quarter and year-to-date for 1997 have increased 73.0% and 66.2% over 1996 primarily as a result of costs associated with the Company's switched network. Although the Company has been successful in establishing its nationwide switched services business with significant revenues, EBITDA in the switched services business has fallen significantly below the Company's expectations. In the first half of 1997, the Company's EBITDA from switched services continued to be negative and the Company believes it is likely to remain negative for the balance of the year. The Company believes these results are due to two primary factors:

     First, the Company typically prices its interstate services to customers at a blended-average rate based upon the expected usage and mix of traffic between high-access-cost and low-access-cost LATAs. Certain of IXC's customers have generated switched traffic comprised of a substantially higher mix of minutes originating or terminating in high-access-cost LATAs than was anticipated at the time the customer contracts were negotiated and pricing established.

     Second, the Company configures its switched network to account for the expected traffic distribution of its customers. In certain areas, traffic volume has been higher than expected causing certain of the Company's switches to run at capacity and requiring the Company to overflow excess traffic onto other carriers' switched networks at a substantial cost.

     The Company is attempting to improve EBITDA in the switched services business by: examining the traffic distributions of its customers; identifying customers generating an unprofitable mix of traffic, and where appropriate and as contractually allowed, adjusting contract terms; pre-screening new contract proposals to evaluate the financial impact of expected traffic distributions; including provisions in certain new contracts to assure reasonable traffic distributions; and adding switch capacity to reduce the cost of network overflow traffic. The Company is also developing procedures to better analyze its expected traffic patterns in order to enhance network efficiency. The Company believes that efforts to maintain a profitable mix of switched minutes may slow the growth rate of switched services revenue, but, coupled with anticipated reductions in leased circuit expense as the network is completed, would provide improvement in switched service operating results.

     Depreciation and amortization for the quarter and year-to-date for 1997 increased 101.1% and 84.6% over the comparable 1996 periods due to the increase in depreciable assets as a result of the Company's network expansion. Depreciation and amortization will continue to increase in conjunction with spending on capital assets to increase network capacity.

     Interest income for the quarter and year-to-date for 1997 decreased over 1996 by $1.0 million and $2.4 million as proceeds from the Company's 1996 and 1997 debt and equity placements were used to construct the Company's network and operate its business.

     Interest expense for the quarter and year-to-date periods decreased over 1996 by $1.5 million and $3.6 million. Total interest costs for the year-to-date 1997 period were $19.2 million, compared to $19.9 million for the comparable 1996 period. Capitalization of interest reduced interest expense by $3.4 million year-to-date in 1997 compared to $0.5 million in 1996.

     Equity in net loss of unconsolidated subsidiaries increased by $4.5 million for the second quarter and $6.3 million for the year-to-date 1997 over 1996 due to the increased losses in the Mexican telecommunications investment described below. Losses are expected to continue for this investment for the foreseeable future.

     The income tax benefit for the quarter and year-to-date for 1997 decreased by $1.4 million and $2.5 million over 1996. This decrease occurred because the tax benefit of the Company's losses are being fully reserved in 1997, whereas in 1996 the Company recognized tax benefits related to the favorable resolution of federal income tax examinations.

     The Company experienced a net loss of $48.7 million for the six months ended June 30, 1997 as compared to a net loss of $23.8 million for the six months ended June 30, 1996 as a result of the factors discussed above.

LIQUIDITY AND CAPITAL RESOURCES

     The Company's private line operations have historically provided positive cash flow (even in years of net losses, as in 1993 and 1995), which has provided adequate liquidity to meet the Company's operational needs. However, the Company's capital expenditures and, since the issuance of the Company's 12 1/2% Senior Notes due 2005 (the "Senior Notes") in the fourth quarter of 1995, its interest expense have been financed with the proceeds of debt and equity securities.

     Cash used in operating activities was $6.0 million for the six months ended June 30, 1997 compared to cash provided by operations of $0.8 million in the comparable period of 1996, primarily as a result of network expansion and operational expenses associated with the development of the Company's switched services business. The Company's switched services business is expected to require cash to meet operating expenses until sufficient profitable traffic can be routed over the Company's owned network.

     Cash used in investing activities for the six months ended June 30, 1997 was $89.6 million compared to $3.7 million provided by investing activities for the six months ended June 30, 1996. This increase was primarily the result of increased purchases of property and equipment for the Company's fiber expansion in

1997. The Company's total capital expenditures were $140.9 million for the six months ended June 30, 1997, including capital expenditures relating to the construction of network routes and related equipment.

     Cash provided by financing activities increased to $75.2 million for the first six months of 1997 versus a use of cash of $5.8 million for the comparable period in 1996. This variance is primarily due to the $96.2 million in net proceeds provided by the issuance and sale of the Company's 7 1/4% Junior Convertible Preferred Stock Due 2007 (the "Convertible Preferred Stock") in April 1997, offset by $11.7 million of funding provided to the Company's Mexican telecommunications investment.

     The Company expects that its primary sources for cash over the next twelve months will be cash on hand, cash generated by operations, the proceeds if any, from offerings of debt and/or equity securities, the Proposed Credit Facility (as herein defined), the NTFC Equipment Facility (as herein defined), additional vendor financing the Company may seek and the anticipated proceeds of fiber sales.

     As of June 30, 1997, the Company had approximately $41.0 million in cash. The Company expects that during the remainder of 1997 and 1998 it will generate substantial additional cash from operations. On July 2, 1997, the Company announced that it expects EBITDA for 1997 will be in the range of $20-$30 million, and that it expects EBITDA for 1998 will be $125 million or more. The EBITDA estimates are based on a number of assumptions that, though considered reasonable by the Company, are inherently subject to significant economic and competitive uncertainties and contingencies beyond the control of the Company and upon assumptions with respect to future business decisions which are subject to change. Accordingly, there can be no assurance that the estimated EBITDA will be achieved, and actual results may vary materially from those estimated. Important factors that could cause actual estimated EBITDA results to differ materially from those in the forward-looking statements set forth above include, without limitation: (i) delays or cost overruns with respect to the network expansion; (ii) delays by the Company's contractors and partners in cost-saving arrangements in fulfilling their obligations; (iii) delays or higher-than-expected costs in obtaining rights-of-way; (iv) delays in the completion of the routes of the network expansion scheduled for completion in 1997; (v) an inability by the Company to continue to increase traffic on its switched network, particularly higher margin traffic; (vi) an inability by the Company to successfully commence service for new switched services on a cost-effective basis (including the provision of billing information in an accurate and timely manner) for volumes that it has not previously handled;
(vii) the loss of one or more large customers; (viii) increases in expenses;
(ix) decreases in the Company's rates caused by the competitive pressures and
(x) the inability to complete the fiber sales discussed below.

     The Company seeks to supplement its sources of cash with debt and/or equity offerings in an aggregate amount of at least $100 million in the third or fourth quarter of 1997.

     The Company is engaged in discussions with potential lenders regarding a revolving credit facility (the "Proposed Credit Facility") under which it seeks to borrow up to a certain percentage of eligible accounts receivable. Although the total availability under the Proposed Credit Facility would vary from time to time according to the aggregate amount of eligible accounts receivable, the Company anticipates that the lender would impose a limit on borrowings under the facility. There can be no assurance that the Company will obtain such a facility. In addition in July 1997 the Company entered into a secured equipment financing facility with NTFC Capital Corporation, an affiliate of Northern Telecom Inc. ("Nortel") (the "NTFC Equipment Facility"), to provide up to $28 million in financing. The Company expects to borrow approximately $20 million under this agreement in the third quarter in connection with the purchase of certain equipment for use in its network.

     In February 1997, the Company and a carrier entered into a contract pursuant to which the carrier will purchase an indefeasible right to use fibers from Chicago to Los Angeles (the "Chicago-Los Angeles Fiber Sale") which following performance by the Company of its Obligations thereunder to the satisfaction of such carrier will result in proceeds to the Company of approximately $97.9 million. The Company expects to receive approximately one-half of the proceeds during 1997, with the balance expected to be paid in the first quarter of 1998. In February 1997, the Company entered into a contract with another carrier pursuant to which the carrier will purchase an indefeasible right to use fibers from Los Angeles to New York (the "New York-Los Angeles Fiber Sale") which entitles the Company to receive following performance by the

Company of its Obligations thereunder to the satisfaction of such carrier approximately $121.0 million. Assuming that the network expansion proceeds according to schedule, this amount will be due in January 1998. However, the carrier has the option to pay this amount over a period of up to 24 months commencing January 1998.

     The Company anticipates the following uses for its available cash: (i) the network fiber and optronic expansion and other capital expenditures; (ii) debt service; (iii) lease payments; (iv) funding its joint venture in Mexico; and (v) working capital.

     The Company anticipates that capital expenditures for calendar year 1997 will be approximately $400 million for construction of its network expansion and capacity upgrades, of which $140.9 million has been incurred through June 30, 1997. The Company anticipates that in the event customers require additional facilities or elements of the network expansion are accelerated into 1997, expenditures in 1997 may be increased. The preceding forward-looking statement regarding capital expenditures for 1997 are based on certain assumptions as to future events, many of which are not under the Company's control. Important factors which could increase or decrease the amount of the capital expenditures include construction delays or construction cost overruns, delays or higher than expected costs in obtaining rights-of-way, or changes in the scope of the network expansion and increased demands for capacity by the Company's customers. The Company expects to continue to make substantial capital expenditures during the remainder of 1997, in 1998 and thereafter. The Company frequently revises its estimates of capital expenditures because of the rapid growth of the Company's business and because the large, on-going network expansion is subject to changes in timing, design, route and capacity, and variances from expected costs.

     The Company is required to make interest payments in the amount of $35.6 million on the Senior Notes each year. The Company's EBITDA is currently insufficient to cover these debt service requirements. At June 30, 1997, the aggregate liquidation preference of the Series 3 Preferred Stock was approximately $20.0 million, including accrued and unpaid dividends. Such dividends accrue at an annual rate of 10% (based on the liquidation preference) plus interest. The Company is also required (except in certain limited circumstances) to pay quarterly cash dividends on the Convertible Preferred Stock (at an annual rate of 7 1/4%) beginning with the dividend payment required to be made on June 30, 1999 (prior to such time these dividends may at the Company's option be paid in cash or additional shares of Convertible Preferred Stock). Payment of cash dividends on the Convertible Preferred Stock is not currently permitted under the terms of the indenture (the "Indenture") for the Senior Notes until certain financial conditions have been met. Additionally, cash dividends cannot be paid on the Convertible Preferred Stock until all current and accrued dividends have been paid in cash on the Series 3 Preferred Stock. During June 1997, the Company issued 18,123 additional shares of Convertible Preferred Stock in satisfaction of its dividend requirements.

     The preceding forward-looking statements regarding the Company's sources of cash are based on certain assumptions as to future events, many of which are not within the Company's control. Important factors that could adversely affect the Company's ability to generate cash as discussed above include: (i) delays or cost overruns with respect to the network expansion; (ii) delays by the Company's contractors and partners in cost-saving arrangements in fulfilling their obligations; (iii) delays or higher-than-expected costs in obtaining rights-of-way; (iv) delays in the completion of the routes of the network expansion scheduled for completion in 1997; (v) an inability by the Company to continue to increase traffic on its switched network, in particular, higher margin traffic; (vi) an inability by the Company to successfully provide service for its switched services business on a cost-effective basis (including the provision of billing information in an accurate and timely manner) for volumes that it has not previously handled, (vii) the loss of one or more large customers; (viii) an inability to decrease expenses; (ix) decreases in the Company's rates caused by competitive pressures, among other unknown factors; and (x) an inability to successfully complete the Chicago-Los Angeles Fiber Sale or the New York-Los Angeles Fiber Sale. The ability of the Company to supplement cash through financing activities is subject to the ability of the Company to find willing buyers of debt or equity instruments on terms acceptable to the Company, market conditions generally, and, with respect to debt instruments, the Company's ability to obtain any required consents from the Company's existing bondholders.

     The Company is indirectly participating in the development of a long distance network to engage in the telecommunications business in Mexico by Marca-Tel S.A. de C.V. ("Marca-Tel"). The Company indirectly owns 24.5% of Marca-Tel through its ownership of 50% of Progress International LLC ("Progress International"), which owns 49% of Marca-Tel. The remaining 51% of Marca-Tel is owned by a Mexican individual and Fomento Radio Beep, S.A. de C.V. The other 50% of Progress International is owned by Westel International, Inc. ("Westel").

     Progress International has provided all the capital required from Marca-Tel shareholders in order to finance Marca-Tel. The Company and Westel have agreed to jointly contribute funds to Progress International. From inception to June 30, 1997, the Company has provided approximately $23.9 million of the $35.7 million contributed or loaned to Progress International. Substantially all of the funding of Progress International has been contributed to Marca-Tel.

     Although the Company cannot accurately predict the capital that will be required to implement the Marca-Tel business plan, it estimates that an additional $40.0 million (and possibly significantly more) will be required by Marca-Tel from its stockholders during the remainder of 1997 and 1998. The Company and Westel have pursued and are continuing to pursue selling equity interests in Progress International to one or more third parties who could assist Progress International with the funding of Marca-Tel. However, there can be no assurance that any such funding will be available on satisfactory terms or at all. The Company is currently, and may remain, the primary source of funds available to Progress International for investment in Marca-Tel. Since the ownership interests of the Company and Westel in Progress International are to be proportional to their respective capital contributions, the Company's percentage ownership of Progress International, and therefore its indirect ownership interest in Marca-Tel, could increase if it makes additional capital contributions which are not matched by Westel. The Indenture contains significant limitations on the amount the Company may invest in Progress International and other non-majority owned entities.

     Marca-Tel has deployed three switching centers and is constructing a fiber optic route linking Mexico's three major cities (Mexico City, Monterrey and Guadalajara), with interconnection to the Company's U.S. network at its border crossing at Reynosa/McAllen. Marca-Tel has entered into a turn-key contract with a major international supplier of telecommunications equipment for a portion of this build that provides for interim vendor financing for the equipment and fiber purchases as well as a portion of the construction work. The Company anticipates that Marca-Tel may be able to obtain additional funding through some combination of the following: (i) offerings of debt or equity securities; (ii) other incurrences of debt; (iii) joint venture arrangements with third parties; and (iv) additional vendor financing of equipment purchases. Initially, such sources of capital likely will not be adequate to meet the needs of Marca-Tel, and the Company anticipates that, until such sources are adequate to enable Marca-Tel to continue to pursue its business plan, it may be necessary for Progress International to fund the shortfall. The Company is not obligated to continue to fund Progress International; however, if the Company does not fund Progress International, or if Progress International does not fund Marca-Tel's needs, the Company's interest in Progress International, and thus its indirect interest in Marca-Tel, may be diluted or lost entirely. No assurance can be given that adequate funding sources will be available from Progress International or from third parties to implement Marca-Tel's business plan or, if implemented, that such business plan will be successful.

     The forward-looking statements set forth above with respect to the funding of Marca-Tel and the successful completion and operation of Marca-Tel's fiber optic system in Mexico are based on certain assumptions as to future events. Important factors that could adversely affect Marca-Tel's ability to achieve the results discussed above include that: (i) there will be no significant delays or cost overruns with respect to the network expansion; (ii) the Company's contractors and partners in cost-saving arrangements will perform their obligations; (iii) rights-of-way can be obtained in a timely, cost-effective basis; (iv) the routes of the network expansion scheduled for completion in 1997 are substantially completed on schedule; (v) Marca-Tel can successfully commence service for its switched services business on a cost effective basis (including the provision of billing information in an accurate and timely manner) for volumes that it has not previously handled; and (vi) Marca-Tel can obtain sufficient funds from the debt or equity offerings, joint venture arrangements, accounts, additional vendor financing, or otherwise.

Subsequent Event

     In July 1997 the Company announced an agreement with PSINet Inc. ("PSINet") to acquire PSINet's broad spectrum of Internet services for resale to its customers. Under the terms of the PSINet agreements, after consummation of the transaction, the Company will provide PSINet with an indefeasible right to use 10,000 miles of OC-48 transmission capacity on its Network over a 20-year period in exchange for 20% (post-issuance) of PSINet common stock. In addition, if the value of the PSINet common stock received by the Company is less than $240 million at the earlier of one year after the final delivery of the transmission capacity (scheduled for late-1999) or four years after closing, PSINet, at its option, will pay the Company cash and/or deliver additional PSINet common stock to bring the value of the Company's investment to $240 million. Upon delivery of the transmission capacity to PSINet, the Company will also receive a maintenance fee which, when all the capacity has been delivered, will be approximately $11.5 million per year. The Company expects to consummate the transactions contemplated by the PSINet agreements upon the satisfaction of certain conditions, including receipt of approval of PSINet stockholders. There can be no assurance that such conditions will be satisfied or that the PSINet transaction will be consummated.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISKS

     Not Applicable.

                           PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

     On April 4, 1997 Tel-Central Communications, Inc. ("Tel-Central") filed a complaint against IXC Long Distance, Inc., one of the Company's subsidiaries, in the United States District Court in the Western District of Missouri, after the Company terminated service to Tel-Central for failure to pay for services. Tel-Central's complaint makes various state and federal law claims and seeks damages of over $100 million and asks for punitive damages of $100 million. The Company believes that Tel-Central's claims are without merit and that the complaint is part of an attempt by Tel-Central to avoid payment of its outstanding balance to the Company. On May 23, 1997, Tel-Central file a voluntary Chapter 11 petition in bankruptcy. On May 30, 1997, the Company filed a motion to dismiss this action. The Tel-Central action is currently stayed as a result of the Tel-Central's Chapter 11 bankruptcy proceeding. The Company believes that it is unlikely that this suit will result in any material liability to the Company.

ITEM 2. CHANGES IN SECURITIES

     On April 1, 1997, the Company issued and sold 1,000,000 shares of 7 1/4% Junior Convertible Preferred Stock Due 2007 (the "Convertible Preferred Stock") in a private placement to two initial purchasers, which shares were subsequently sold to "qualified institutional buyers" and certain "accredited investors" (as defined in the Securities Act of 1933, as amended). The Convertible Preferred Stock is convertible at the option of the holders, unless previously redeemed, at any time after May 31, 1997, into shares of Common Stock at a rate (subject to adjustment in certain events) of 4.263 shares of Common Stock for each share of Convertible Preferred Stock, equivalent to a conversion price of $23.46 for each share of Common Stock. Dividends on the Convertible Preferred Stock accrue at a rate per annum of 7 1/4% per share on the liquidation preference thereof of $100 per share ($7.25 per annum per share). Dividends payable prior to or on June 30, 1999, are, at the option of the Company, payable (i) in cash or (ii) through the issuance of additional shares of Convertible Preferred Stock equal to the dividend amount divided by the liquidation preference of such additional shares. The registration rights agreement entered into by the Company with the initial purchasers of the Convertible Preferred Stock requires that the Company file a shelf registration statement with the Securities Exchange Commission ("SEC") for the benefit of the holders of the Convertible Preferred Stock, with respect to the Convertible Preferred Stock and the shares of common stock that may be issued upon conversion thereof. In the event such shelf registration statement is not declared effective by the SEC before September 1, 1997, the Convertible Preferred Stock will accrue dividends at a rate per annum of 7 3/4% until the shelf registration statement is declared effective. After March 31, 1999, to the extent and for so long as the Company is not permitted to pay cash dividends on the Convertible Preferred Stock by the terms of any then outstanding indebtedness or any other agreement or instrument to which the Company is subject, the Company will be required to pay dividends, which shall accrue at the rate per annum of 8 3/4%, through the issuance of additional shares of Convertible Preferred Stock. Payment of cash dividends on the Convertible Preferred Stock is not currently permitted under the Indenture for the Company's 12% Senior Notes due 2005 until certain financial conditions have been met. The Convertible Preferred Stock ranks junior to the Series 3 Preferred Stock and senior to the Common Stock with respect to payment of dividends and amounts upon liquidation, dissolution and winding up.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

     Not applicable

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     The Company's Annual Meeting of Stockholders was held on May 6, 1997 for the purpose of electing directors (the Company's only proposal at the meeting). The following Directors, being all the Directors of the Company, were elected at the meeting, with the number of votes cast for or against each Director or withheld from each Director, abstentions and broker non-votes being set forth after his respective name:

                                                             VOTES AGAINST                      BROKER
                    NAME                         VOTES FOR    OR WITHHELD      ABSTENTIONS     NON-VOTES
---------------------------------------------   -----------  -------------     -----------     ---------
Ralph J. Swett...............................    25,791,435          0           103,625           0
Richard D. Irwin+............................     10,098.72          0                 0           0
Wolfe H. Bragin..............................    25,788,435      3,000           103,625           0
Carl W. McKinzie.............................    25,791,435          0           103,625           0
Phillip L. Williams..........................    25,790,935        500           103,625           0
Joe C. Culp..................................    25,791,435          0           103,625           0

---------------

+ Mr. Irwin was elected a Director by the Series 3 Preferred Stock. There are
  12,550 shares of Series 3 Preferred Stock issued and outstanding.

     The Company furnished an Information Statement to stockholders of the Company pursuant to Rule 14c-2 under the Securities Exchange Act of 1934 (the "Exchange Act"), in connection with an amendment (the "Amendment") to the Restated Certificate of Incorporation, as amended (the "Certificate of Incorporation") of the Company to permit payment of dividends on the Convertible Preferred Stock with additional shares of Convertible Preferred Stock. The Amendment was approved by the Board. As required by the Delaware General Corporation Law (the "DGCL") and the Certificate of Incorporation, the Amendment was approved by the holders of a majority of the outstanding shares of Common Stock and Series 3 Preferred Stock, voting as a class, and three-quarters (3/4ths) of the outstanding shares of Series 3 Preferred Stock, voting as a class, by written consent in lieu of a meeting pursuant to Section 228(a) of the DGCL. The Amendment became effective upon the filing of a Certificate of Amendment of the Certificate of Incorporation with the Secretary of State of Delaware which, pursuant to Rule 14c-2 under the Exchange Act, did not take place until a date at least 20 days following the date on which the Information Statement was mailed to the stockholders of the Company. The Information Statement also served as notice to stockholders of an action taken by less than unanimous written consent as required by Section 228(d) of the DGCL. The Information Statement was mailed on or about June 2, 1997 to persons who were stockholders of record on May 6, 1997.

ITEM 5.  OTHER INFORMATION

     In January 1997, the Company entered into an agreement to purchase L.D. Services, Inc. ("LDS"), a long-distance switchless reseller with 1996 revenues of approximately $30.0 million. The agreement with LDS was terminated by the parties in June 1997 following action by a state regulatory commission.

     In July 1997 the Company announced an agreement with PSINet to acquire PSINet's broad spectrum of Internet services for resale to its customers. Under the terms of the PSINet agreements, after consummation of the transaction, the Company will provide PSINet with an indefeasible right to use 10,000 miles of OC-48 transmission capacity on its Network over a 20-year period in exchange for 20% (post-issuance) of PSINet common stock. In addition, if the value of the PSINet common stock received by the Company is less than $240 million at the earlier of one year after the final delivery of the transmission capacity (scheduled for late-1999) or four years after closing, PSINet, at its option, will pay the Company cash and/or deliver additional PSINet common stock to bring the value of the Company's investment to $240 million. Upon delivery of the transmission capacity to PSINet, the Company will also receive a maintenance fee which, when all the capacity has been delivered, will be approximately $11.5 million per year. The Company expects to consummate the transactions contemplated by the PSINet agreements upon the satisfaction of certain conditions, including receipt of approval of PSINet stockholders. There can be no assurance that such conditions will be satisfied or that the PSINet transaction will be consummated.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(A) EXHIBITS

EXHIBIT
NUMBER                                         DESCRIPTION
------      ---------------------------------------------------------------------------------
  3.1 +     Restated Certificate of Incorporation of IXC Communications, Inc., as amended
  3.2       Bylaws of IXC Communications, Inc., as amended (incorporated by reference to
            Exhibit 3.2 of IXC Communications, Inc. Quarterly Report on Form 10-Q for the
            quarter ended March 31, 1997 (the "10-Q")).
  4.1       Specimen certificate representing shares of Common Stock of IXC Communications,
            Inc. (incorporated by reference to Exhibit 4.1 of IXC Communications, Inc.
            Registration Statement on Form S-1 filed with the Commission on May 20, 1996, as amended (File No. 333-4061) (the "S-1")).
  4.2       Indenture dated as of October 5, 1995 by and among IXC Communications, Inc., on its behalf and as successor-in-interest to I-Link Holdings, Inc. and IXC Carrier
            Group, Inc., each of IXC Carrier, Inc., on its behalf and as successor-in-interest to I-Link, Inc., CTI Investments, Inc., Texas Microwave,
            Inc. and WTM Microwave, Inc., Atlantic States Microwave Transmission Company,
            Central States Microwave Transmission Company, Telcom Engineering, Inc., on its
            behalf and as successor-in-interest to SWTT Company and Microwave Network, Inc.,
            Tower Communication Systems Corp., West Texas Microwave Company, Western States
            Microwave Transmission Company, Rio Grande Transmission, Inc., IXC Long Distance,
            Inc., Link Net International, Inc. (collectively, the "Guarantors") and IBJ
            Schroder Bank & Trust Company, as Trustee, with respect to the 12 1/2% Series A and Series B Senior Notes due 2005 (incorporated by reference to Exhibit 4.1 of
            IXC Communications, Inc.'s and each of the Guarantor's Registration Statement on
            Form S-4 filed with the Commission on April 1, 1996, as amended (File No.
            333-2936) (the "S-4")).
  4.3       Purchase Agreement dated October 5, 1995 by and among IXC Communications, Inc., and the Purchasers named therein (incorporated by reference to Exhibit 4.2 of the
            S-4).
  4.4       A/B Exchange Registration Rights Agreement dated as of October 5, 1995 by and among IXC Communications, Inc., the Guarantors and the Purchasers named therein
            (incorporated by reference to Exhibit 4.3 of the S-4).
  4.5       Escrow Account and Disbursement Agreement dated as of October 5, 1995 by and among IXC Communications, Inc., IBJ Schroder Bank & Trust Company, as Escrow
            Holder, and IBJ Schroder Bank & Trust Company, as Collateral Agent (incorporated by reference to Exhibit 4.4 of the S-4).
  4.6       Escrow Account Security Agreement dated as of October 5, 1995 by and between IXC
            Communications, Inc. and IBJ Schroder Bank & Trust Company (incorporated by reference to Exhibit 4.5 of the S-4).
  4.7       Form of 12 1/2% Series A Senior Notes due 2005 (incorporated by reference to
            Exhibit 4.6 of the S-4).
  4.8       Form of 12 1/2% Series B Senior Notes due 2005 and Subsidiary Guarantee
            (incorporated by reference to Exhibit 4.8 of the S-1).
  4.9       Amendment No. 1 to Indenture and Subsidiary Guarantee dated as of June 4, 1996 by and among IXC Communications, Inc., the Guarantors and the Trustee (incorporated by reference to Exhibit 4.11 of the S-1).
 4.10       Stock Exchange Agreement dated as of June 10, 1996 by and between IXC
            Communications, Inc., and Trustees of General Electric Pension Trust ("GEPT")
            (incorporated by reference to Exhibit 4.12 of the S-1).

EXHIBIT
NUMBER                                         DESCRIPTION
------      ---------------------------------------------------------------------------------
 4.11       Registration Rights Agreement dated as of June 10, 1996 by and among IXC
            Communications, Inc., GEPT and certain stockholders of IXC Communications, Inc.
            (incorporated by reference to Exhibit 4.13 of the S-1).
 4.12       Purchase Agreement dated as of March 25, 1997 by and among IXC Communications,
            Inc., Credit Suisse First Boston Corporation ("CS First Boston") and Dillon Read
            & Co. Inc. ("Dillon Read") incorporated by reference to Exhibit 4.12 of the
            10-Q).
 4.13       Registration Rights Agreement dated as of March 25, 1997 by and among IXC
            Communications, Inc., CS First Boston and Dillon Read (incorporated by reference to Exhibit 4.13 of the 10-Q).
 4.14       Amendment to Registration Rights Agreement dated as of March 25, 1995 between IXC
            Communications, Inc. and GEPT (incorporated by reference to Exhibit 4.14 of the
            10-Q).
 4.15 +     Registration Rights Agreement dated as of July 8, 1997 among IXC Communications,
            Inc. and each of William G. Rodi, Gordon Hutchins, Jr. and William F. Linsmeier.
 4.16 +     Registration Rights Agreement dated as of July 8, 1997 among IXC Communications,
            Inc. and each of William G. Rodi, Gordon Hutchins, Jr. and William F. Linsmeier.
 10.1       Office Lease dated June 21, 1989 with USAA Real Estate Company, as amended
            (incorporated by reference to Exhibit 10.1 of the S-4).
 10.2       Equipment Lease dated as of December 1, 1994 by and between DSC Finance
            Corporation and Switched Services Communications, L.L.C.; Assignment Agreement
            dated as of December 1, 1994 by and between Switched Services Communications,
            L.L.C. and DSC Finance Corporation; and Guaranty dated December 1, 1994 made in favor of DSC Finance Corporation by IXC Communications, Inc. (incorporated by reference to Exhibit 10.2 of the S-4).
 10.3       Amended and Restated 1994 Stock Plan of IXC Communications, Inc., as amended.
 10.4       Form of Non-Qualified Stock Option Agreement under the 1994 Stock Plan of IXC
            Communications, Inc. (incorporated by reference to Exhibit 10.4 of the S-4).
 10.5       Form of IXC Communications, Inc. Restricted Stock Agreement (incorporated by reference to Exhibit 10.5 of the S-4).
 10.6       Form of IXC Communications, Inc. Restricted Stock Agreement (incorporated by reference to Exhibit 10.6 of the S-4).
 10.7       Amended and Restated Development Agreement by and between Intertech Management
            Group, Inc. and IXC Long Distance, Inc. (incorporated by reference to Exhibit
            10.7 of the S-4).
 10.8       Second Amended and Restated Service Agreement dated as of January 1, 1996 by and between Switched Services Communications, L.L.C. and Excel Telecommunications,
            Inc. (incorporated by reference to Exhibit 10.8 of the S-4).
 10.9       Equipment Purchase Agreement dated as of January 16, 1996 by and between Siecor
            Corporation and IXC Carrier, Inc. (incorporated by reference to Exhibit 10.9 of the S-4).
10.10       1996 Stock Plan of IXC Communications, Inc., as amended.
10.11       IRU Agreement dated as of November 1995 between WorldCom, Inc. and IXC Carrier,
            Inc. (incorporated by reference to Exhibit 10.11 of the S-4).
10.12       Outside Directors' Phantom Stock Plan of IXC Communications, Inc., as amended.
10.13       Business Consultant and Management Agreement dated as of January 3, 1995 by and between IXC Communications, Inc. and Culp Communications Associates (incorporated by reference to Exhibit 10.13 of the S-1).

EXHIBIT
NUMBER                                         DESCRIPTION
------      ---------------------------------------------------------------------------------
10.14       Employment Agreement dated December 28, 1995 by and between IXC Communications,
            Inc. and James F. Guthrie (incorporated by reference to Exhibit 10.14 of the
            S-1).
10.15       Employment Agreement dated August 28, 1995, by and between IXC Communications,
            Inc. and David J. Thomas (incorporated by reference to Exhibit 10.15 of the S-1).
10.16       Special Stock Plan of IXC Communications, Inc.
10.17 +     Lease dated as of June 4, 1997 between IXC Communications, Inc. and Carramerica
            Realty, L.P.
10.18 +     Loan and Security Agreement dated as of July 18, 1997 among IXC Communications,
            Inc., IXC Carrier, Inc. and NTFC Capital Corporation
10.19 *     IRU and Stock Purchase Agreement dated as of July 22, 1997 between IXC Internet
            Services, Inc. and PSINet Inc.
10.20 *     Joint Marketing and Services Agreement dated on July 22, 1997 between IXC
            Internet Services, Inc. and PSINet Inc.
 11.1 +     Statement of Computation of Earnings per Share.
 27.1 +     Financial Data Schedule.

---------------

+ Filed herewith.

* To be filed by amendment.

(B) REPORTS ON FORM 8-K.

(1) Form 8-K dated April 1, 1997 and filed with the Commission on April 3, 1997 with respect to the Company's notice of offering of unregistered securities pursuant to Rule 135c(d) of the Securities Act of 1933, as amended, with respect to the sale of Convertible Preferred Stock, which occurred on April 1, 1997.

                                   SIGNATURE

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                          IXC Communications, Inc.,
                                          a Delaware corporation

August 4, 1997                            By: /s/ JAMES F. GUTHRIE
                                            ------------------------------------
                                            James F. Guthrie
                                            Executive Vice President and
                                            Chief Financial Officer
                                            (Duly Authorized Officer and
                                            Principal Financial Officer)