Form 10-Q/A
period 1997-06-30
IXC COMMUNICATIONS INC
filed 1997-08-12
CIK 1009532

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                            ------------------------


                                  FORM 10-Q/A


                               (AMENDMENT NO. 1)

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

     This Amendment No. 1 to the Quarterly Report on Form 10-Q is being filed to add certain exhibits and to amend Item 6 (Exhibits and Reports on Form 8-K) contained in Part II of the Quarterly Report on Form 10-Q for the quarter ended June 30, 1997, that was filed with the Securities and Exchange Commission on August 6, 1997 ("Form 10-Q").



     IXC Communications, Inc. hereby amends its Form 10-Q by adding Exhibits
10.19 and 10.20 to the exhibits contained under Item 6, contained in Part II of the Form 10-Q for the quarter ended June 30, 1997, as set forth below:


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(A) EXHIBITS

EXHIBIT
NUMBER                                         DESCRIPTION
------      ---------------------------------------------------------------------------------
  3.1 +     Restated Certificate of Incorporation of IXC Communications, Inc., as amended
  3.2       Bylaws of IXC Communications, Inc., as amended (incorporated by reference to
            Exhibit 3.2 of IXC Communications, Inc. Quarterly Report on Form 10-Q for the
            quarter ended March 31, 1997 (the "10-Q")).
  4.1       Specimen certificate representing shares of Common Stock of IXC Communications,
            Inc. (incorporated by reference to Exhibit 4.1 of IXC Communications, Inc.
            Registration Statement on Form S-1 filed with the Commission on May 20, 1996, as amended (File No. 333-4061) (the "S-1")).
  4.2       Indenture dated as of October 5, 1995 by and among IXC Communications, Inc., on its behalf and as successor-in-interest to I-Link Holdings, Inc. and IXC Carrier
            Group, Inc., each of IXC Carrier, Inc., on its behalf and as successor-in-interest to I-Link, Inc., CTI Investments, Inc., Texas Microwave,
            Inc. and WTM Microwave, Inc., Atlantic States Microwave Transmission Company,
            Central States Microwave Transmission Company, Telcom Engineering, Inc., on its
            behalf and as successor-in-interest to SWTT Company and Microwave Network, Inc.,
            Tower Communication Systems Corp., West Texas Microwave Company, Western States
            Microwave Transmission Company, Rio Grande Transmission, Inc., IXC Long Distance,
            Inc., Link Net International, Inc. (collectively, the "Guarantors") and IBJ
            Schroder Bank & Trust Company, as Trustee, with respect to the 12 1/2% Series A and Series B Senior Notes due 2005 (incorporated by reference to Exhibit 4.1 of
            IXC Communications, Inc.'s and each of the Guarantor's Registration Statement on
            Form S-4 filed with the Commission on April 1, 1996, as amended (File No.
            333-2936) (the "S-4")).
  4.3       Purchase Agreement dated October 5, 1995 by and among IXC Communications, Inc., and the Purchasers named therein (incorporated by reference to Exhibit 4.2 of the
            S-4).
  4.4       A/B Exchange Registration Rights Agreement dated as of October 5, 1995 by and among IXC Communications, Inc., the Guarantors and the Purchasers named therein
            (incorporated by reference to Exhibit 4.3 of the S-4).
  4.5       Escrow Account and Disbursement Agreement dated as of October 5, 1995 by and among IXC Communications, Inc., IBJ Schroder Bank & Trust Company, as Escrow
            Holder, and IBJ Schroder Bank & Trust Company, as Collateral Agent (incorporated by reference to Exhibit 4.4 of the S-4).
  4.6       Escrow Account Security Agreement dated as of October 5, 1995 by and between IXC
            Communications, Inc. and IBJ Schroder Bank & Trust Company (incorporated by reference to Exhibit 4.5 of the S-4).
  4.7       Form of 12 1/2% Series A Senior Notes due 2005 (incorporated by reference to
            Exhibit 4.6 of the S-4).
  4.8       Form of 12 1/2% Series B Senior Notes due 2005 and Subsidiary Guarantee
            (incorporated by reference to Exhibit 4.8 of the S-1).
  4.9       Amendment No. 1 to Indenture and Subsidiary Guarantee dated as of June 4, 1996 by and among IXC Communications, Inc., the Guarantors and the Trustee (incorporated by reference to Exhibit 4.11 of the S-1).

EXHIBIT
NUMBER                                         DESCRIPTION
------      ---------------------------------------------------------------------------------
 4.10       Stock Exchange Agreement dated as of June 10, 1996 by and between IXC
            Communications, Inc., and Trustees of General Electric Pension Trust ("GEPT")
            (incorporated by reference to Exhibit 4.12 of the S-1).
 4.11       Registration Rights Agreement dated as of June 10, 1996 by and among IXC
            Communications, Inc., GEPT and certain stockholders of IXC Communications, Inc.
            (incorporated by reference to Exhibit 4.13 of the S-1).
 4.12       Purchase Agreement dated as of March 25, 1997 by and among IXC Communications,
            Inc., Credit Suisse First Boston Corporation ("CS First Boston") and Dillon Read
            & Co. Inc. ("Dillon Read") incorporated by reference to Exhibit 4.12 of the
            10-Q).
 4.13       Registration Rights Agreement dated as of March 25, 1997 by and among IXC
            Communications, Inc., CS First Boston and Dillon Read (incorporated by reference to Exhibit 4.13 of the 10-Q).
 4.14       Amendment to Registration Rights Agreement dated as of March 25, 1995 between IXC
            Communications, Inc. and GEPT (incorporated by reference to Exhibit 4.14 of the
            10-Q).
 4.15 +     Registration Rights Agreement dated as of July 8, 1997 among IXC Communications,
            Inc. and each of William G. Rodi, Gordon Hutchins, Jr. and William F. Linsmeier.
 4.16 +     Registration Rights Agreement dated as of July 8, 1997 among IXC Communications,
            Inc. and each of William G. Rodi, Gordon Hutchins, Jr. and William F. Linsmeier.
 10.1       Office Lease dated June 21, 1989 with USAA Real Estate Company, as amended
            (incorporated by reference to Exhibit 10.1 of the S-4).
 10.2       Equipment Lease dated as of December 1, 1994 by and between DSC Finance
            Corporation and Switched Services Communications, L.L.C.; Assignment Agreement
            dated as of December 1, 1994 by and between Switched Services Communications,
            L.L.C. and DSC Finance Corporation; and Guaranty dated December 1, 1994 made in favor of DSC Finance Corporation by IXC Communications, Inc. (incorporated by reference to Exhibit 10.2 of the S-4).
 10.3       Amended and Restated 1994 Stock Plan of IXC Communications, Inc., as amended.
 10.4       Form of Non-Qualified Stock Option Agreement under the 1994 Stock Plan of IXC
            Communications, Inc. (incorporated by reference to Exhibit 10.4 of the S-4).
 10.5       Form of IXC Communications, Inc. Restricted Stock Agreement (incorporated by reference to Exhibit 10.5 of the S-4).
 10.6       Form of IXC Communications, Inc. Restricted Stock Agreement (incorporated by reference to Exhibit 10.6 of the S-4).
 10.7       Amended and Restated Development Agreement by and between Intertech Management
            Group, Inc. and IXC Long Distance, Inc. (incorporated by reference to Exhibit
            10.7 of the S-4).
 10.8       Second Amended and Restated Service Agreement dated as of January 1, 1996 by and between Switched Services Communications, L.L.C. and Excel Telecommunications,
            Inc. (incorporated by reference to Exhibit 10.8 of the S-4).
 10.9       Equipment Purchase Agreement dated as of January 16, 1996 by and between Siecor
            Corporation and IXC Carrier, Inc. (incorporated by reference to Exhibit 10.9 of the S-4).
10.10       1996 Stock Plan of IXC Communications, Inc., as amended.
10.11       IRU Agreement dated as of November 1995 between WorldCom, Inc. and IXC Carrier,
            Inc. (incorporated by reference to Exhibit 10.11 of the S-4).
10.12       Outside Directors' Phantom Stock Plan of IXC Communications, Inc., as amended.
10.13       Business Consultant and Management Agreement dated as of January 3, 1995 by and between IXC Communications, Inc. and Culp Communications Associates (incorporated by reference to Exhibit 10.13 of the S-1).

EXHIBIT
NUMBER                                         DESCRIPTION
------      ---------------------------------------------------------------------------------
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


+ Previously filed.



* Filed herewith.


(B) REPORTS ON FORM 8-K.

(1) Form 8-K dated April 1, 1997 and filed with the Commission on April 3, 1997 with respect to the Company's notice of offering of unregistered securities pursuant to Rule 135c(d) of the Securities Act of 1933, as amended, with respect to the sale of Convertible Preferred Stock, which occurred on April 1, 1997.

                                   SIGNATURE


     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this Amendment No. 1 to the report to be signed on its behalf by the undersigned thereunto duly authorized.


                                          IXC Communications, Inc.,
                                          a Delaware corporation


August 8, 1997                            By: /s/ JAMES F. GUTHRIE


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