Form 10-Q
period 1997-09-30
IXC COMMUNICATIONS INC
filed 1997-11-14
CIK 1009532

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-Q

                            ------------------------

[X]   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
      SECURITIES EXCHANGE ACT OF 1934

               FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 1997

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

                            ------------------------

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. [X] Yes [ ] No

     The number of shares of Common Stock, $.01 par value, outstanding (the only class of common stock of the Company outstanding) was 31,542,891 on November 10, 1997.

================================================================================

                   IXC COMMUNICATIONS, INC. AND SUBSIDIARIES

                        QUARTER ENDED SEPTEMBER 30, 1997

                               TABLE OF CONTENTS

                                                                                         PAGE
                                                                                         ----
PART I.   FINANCIAL INFORMATION
          Item 1. Condensed Consolidated Financial Statements (Unaudited)
          Condensed Consolidated Balance Sheets as of September 30, 1997 and December
                   31, 1996............................................................    3
          Condensed Consolidated Statements of Operations for the Three and Nine Months
                   Ended September 30, 1997 and 1996...................................    4
          Condensed Consolidated Statements of Cash Flows for the Nine Months Ended
                   September 30, 1997 and 1996.........................................    5
          Notes to Condensed Consolidated Financial Statements.........................    6
          Item 2. Management's Discussion and Analysis of Financial Condition and
          Results of Operations........................................................   13
          Item 3. Quantitative and Qualitative Disclosures About Market Risks..........   18

PART II.  OTHER INFORMATION
          Item 1. Legal Proceedings....................................................   19
          Item 2. Changes in Securities................................................   19
          Item 3. Defaults Upon Senior Securities......................................   20
          Item 4. Submission of Matters to a Vote of Security Holders..................   20
          Item 5. Other Information....................................................   20
          Item 6. Exhibits and Reports on Form 8-K.....................................   21
SIGNATURE..............................................................................   25

                   IXC COMMUNICATIONS, INC. AND SUBSIDIARIES

                     CONDENSED CONSOLIDATED BALANCE SHEETS
           (DOLLARS IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)

                                                                                      DECEMBER 31,
                                                                                          1996
                                                                    SEPTEMBER      ------------------
                                                                       30,            (SEE NOTE 1)
                                                                      1997
                                                                   -----------
                                                                   (UNAUDITED)
                                               ASSETS

Current assets:
  Cash and cash equivalents....................................     $  283,963          $ 61,340
  Accounts receivable and other receivables, net of allowance for doubtful accounts of $12,702 at September 30, 1997 and
     $4,030 at December 31, 1996...............................         79,362            47,568
  Other current assets.........................................          3,978             2,197
                                                                     ---------          --------
          Total current assets.................................        367,303           111,105
Property and equipment.........................................        578,121           337,742
Less: accumulated depreciation.................................       (101,429)          (69,133)
                                                                     ---------          --------
                                                                       476,692           268,609
Escrow under Senior Notes......................................             --            51,412
Investment in unconsolidated subsidiary........................         10,308             5,486
Deferred charges and other non-current assets..................         35,570            22,539
                                                                     ---------          --------
          Total assets.........................................     $  889,873          $459,151
                                                                     =========          ========
                           LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
Current liabilities:
  Accounts payable and other current liabilities...............     $  132,378          $ 74,945
  Accrued interest.............................................         17,907             8,906
  Current portion of long-term debt and capital lease
     obligations...............................................          7,760             6,750
                                                                     ---------          --------
          Total current liabilities............................        158,045            90,601
Long-term debt and capital lease obligations, less current
  portion......................................................        295,959           295,531
Long-term portion of unearned fiber usage revenue..............         50,132             5,302
Other noncurrent liabilities...................................         10,916             4,238
7 1/4% Junior Convertible Preferred Stock; $.01 par value;
  authorized -- 3,000,000 shares of all classes of Preferred
  Stock; 1,036,574 shares issued and outstanding (aggregate
  liquidation preference of $103,657, including dividends of
  $3,657 at September 30, 1997)................................         99,354                --
12 1/2% Junior Exchangeable Preferred Stock, $.01 par value;
  authorized -- 3,000,000 shares of all classes of Preferred
  Stock; 300,000 shares issued and outstanding (aggregate
  liquidation preference of $304,167, including accrued
  dividends of $4,167 at September 30, 1997)...................        292,576                --
Stockholders' equity (deficit):
  10% Junior Series 3 Cumulative Preferred Stock, $.01 par
     value; authorized -- 3,000,000 shares of all classes of
     Preferred Stock; 12,550 shares issued and outstanding
     (aggregate liquidation preference of $20,484 at September
     30, 1997).................................................             13                13
  Common stock, $.01 par value; 100,000,000 shares authorized:
     shares issued and outstanding -- 30,923,690 at September
     30, 1997 and 30,795,014 at December 31, 1996..............            309               308
Additional paid-in capital.....................................        118,321           123,434
Accumulated deficit............................................       (135,752)          (60,276)
                                                                     ---------          --------
          Total stockholders' equity (deficit).................        (17,109)           63,479
                                                                     ---------          --------
          Total liabilities and stockholders' equity
            (deficit)..........................................     $  889,873          $459,151
                                                                     =========          ========

                            See accompanying notes.

                   IXC COMMUNICATIONS, INC. AND SUBSIDIARIES

                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
     (DOLLARS AND NUMBER OF SHARES IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
                                  (UNAUDITED)

                                                   THREE MONTHS ENDED         NINE MONTHS ENDED
                                                      SEPTEMBER 30,             SEPTEMBER 30,
                                                  ---------------------     ---------------------
                                                    1997         1996         1997         1996
                                                  --------     --------     --------     --------
Net operating revenues:
  Private line..................................  $ 41,948     $ 25,766     $111,311     $ 72,397
  Switched long distance........................    70,292       35,250      173,704       57,876
                                                  --------      -------     --------     --------
          Net operating revenues................   112,240       61,016      285,015      130,273
Operating expenses:
  Cost of communication services................    83,889       43,774      227,021       91,017
  Operations and administration.................    22,240       12,083       57,471       33,286
  Depreciation and amortization.................    17,666        7,280       41,031       19,934
                                                  --------      -------     --------     --------
          Operating loss........................   (11,555)      (2,121)     (40,508)     (13,964)
Interest income.................................     2,198        1,220        4,436        1,473
Interest income on escrow under Senior Notes....        --        1,804          203        6,441
Interest expense................................    (7,960)      (9,298)     (23,720)     (28,658)
Other, net......................................    (1,757)          --       (1,757)          --
Equity in net loss of unconsolidated
  subsidiaries..................................    (7,317)         (10)     (13,668)         (24)
                                                  --------      -------     --------     --------
Loss before benefit (provision) for income taxes
  and minority interest.........................   (26,391)      (8,405)     (75,014)     (34,732)
Benefit (provision) for income taxes............      (211)       2,934           41        5,699
Minority interest...............................      (186)        (153)        (503)        (357)
                                                  --------      -------     --------     --------
Net loss........................................   (26,788)      (5,624)     (75,476)     (29,390)
Dividends applicable to preferred stock.........    (6,727)        (437)      (9,599)      (1,302)
                                                  --------      -------     --------     --------
Net loss applicable to common and common
  equivalent stockholders.......................  $(33,515)    $ (6,061)    $(85,075)    $(30,692)
                                                  --------      -------     --------     --------
Net loss per common and common equivalent
  share.........................................  $  (1.08)    $  (0.19)    $  (2.76)    $  (1.13)
                                                  ========      =======     ========     ========
Weighted average common and common equivalent
  shares........................................    30,897       31,311       30,832       27,126
                                                  ========      =======     ========     ========

                            See accompanying notes.

                   IXC COMMUNICATIONS, INC. AND SUBSIDIARIES

                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (DOLLARS IN THOUSANDS)
                                  (UNAUDITED)

                                                                        FOR THE NINE MONTHS
                                                                               ENDED
                                                                           SEPTEMBER 30,
                                                                      ------------------------
                                                                        1997            1996
                                                                      ---------       --------
Net cash provided by operating activities.........................    $  17,494       $  7,007
Investing activities
  Release of funds from escrow under Senior Notes.................       69,564         70,125
  Deposit into escrow under Senior Notes..........................      (18,152)            --
  Investments in unconsolidated subsidiary........................      (17,742)        (1,988)
  Purchase of property and equipment..............................     (202,477)       (73,259)
                                                                      ---------       --------
Net cash used in investing activities.............................     (168,807)        (5,122)
Financing activities
  Net proceeds from the sale of convertible preferred stock.......       95,696             --
  Principal payments on long-term debt and capital lease
     obligations..................................................      (10,139)       (11,585)
  Net proceeds from the sale of exchangeable preferred stock......      288,287             --
  Net proceeds from issuance of common stock -- initial public
     offering.....................................................           --         81,515
  Proceeds from issuance of common stock -- private placement.....           --         12,500
  Other financing activities......................................           92         (1,286)
                                                                      ---------       --------
Net cash provided by financing activities.........................      373,936         81,144
                                                                      ---------       --------
Net increase in cash and cash equivalents.........................      222,623         83,029
Cash and cash equivalents at beginning of period..................       61,340          6,915
                                                                      ---------       --------
Cash and cash equivalents at end of period........................    $ 283,963       $ 89,944
                                                                      =========       ========
Supplemental disclosure of cash flow information:
  Cash paid (received) for:
     Interest.....................................................    $  19,467       $ 19,156
                                                                      =========       ========
     Taxes........................................................    $     120       $   (864)
                                                                      =========       ========

                            See accompanying notes.

                   IXC COMMUNICATIONS, INC. AND SUBSIDIARIES

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  (UNAUDITED)

1.  BASIS OF PRESENTATION AND SIGNIFICANT ACCOUNTING POLICIES

     The accompanying unaudited Condensed Consolidated Financial Statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and notes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation for the periods indicated have been included. Operating results for the three month and nine month periods ended September 30, 1997 are not necessarily indicative of the results that may be expected for the year ended December 31, 1997. The Balance Sheet at December 31, 1996 has been derived from the audited financial statements at that date, but does not include all of the information and notes required by generally accepted accounting principles for complete financial statements. The accompanying financial statements should be read in conjunction with the audited consolidated financial statements (including the notes thereto) for the year ended December 31, 1996. Certain amounts shown in the 1996 financial statements have been reclassified to conform to the 1997 presentation.

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

3.  INCOME TAXES

     The Company has determined that a valuation allowance should be applied against a portion of the deferred tax assets related to the net operating loss incurred in 1997 due to uncertainty regarding its realizability. The difference between the tax benefit recorded for the nine months ended September 30, 1997 and the benefit calculated at the federal statutory rate is primarily due to the valuation allowance applied against the deferred tax assets.

4.  COMMITMENTS AND CONTINGENCIES

     During 1997, the Company has made and will continue to make material commitments related to the expansion of its fiber optic network.

     During 1997, the Company has entered into several agreements with major long distance carriers for the sale of dark fiber amounting to $243 million. Although these agreements provide for certain penalties if the Company does not complete construction of the defined routes within the time frame specified in the agreements, management does not anticipate that the Company will incur any material penalties under these provisions.

     On April 4, 1997 Tel-Central Communications, Inc. ("Tel-Central") filed a complaint against IXC Long Distance, Inc., one of the Company's subsidiaries, in the United States District Court in the Western District of Missouri, after the Company terminated service to Tel-Central for failure to pay for services. On May 23, 1997, Tel-Central filed a voluntary Chapter 11 petition in bankruptcy. The case was stayed as a result of the bankruptcy proceedings until August 1997, when Tel-Central dismissed the action.

     From time to time the Company is involved in various legal proceedings arising in the ordinary course of business, some of which are covered by insurance. In the opinion of the Company's management, none of the

                   IXC COMMUNICATIONS, INC. AND SUBSIDIARIES

                                  (UNAUDITED)

claims relating to such proceedings will have a material effect on the financial condition or results of operations of the Company.

5.  STOCK OPTIONS

     During the quarter ended September 30, 1997, the Company granted stock options for an aggregate of 751,000 shares of common stock under the 1996 Stock Plan and the 1997 Special Executive Stock Plan. At September 30, 1997 stock options covering 2,751,046 shares of common stock were outstanding.

6.  PROSPECTIVE ACCOUNTING CHANGES

     In February 1997, the FASB issued SFAS No. 128, "Earnings Per Share" ("SFAS No. 128"), which simplifies the calculation of earnings per share. Under SFAS No. 128, stock options and other equity instruments are excluded from the calculation of "basic earnings per share", which will replace primary earnings per share disclosures. SFAS No. 128 is effective for periods ending after December 15, 1997. The Company believes that its future adoption of SFAS No. 128 will not have a significant impact on earnings per share disclosures for the periods presented.

     In June 1997, the FASB issued SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information" ("SFAS No. 131"). SFAS No. 131 establishes standards for the way that public business enterprises report information about operating segments in annual financial statements and requires that those enterprises report selected information about operating segments in interim financial reports issued to shareholders. SFAS No. 131 is effective for financial statements for fiscal years beginning after December 15, 1997. The adoption of SFAS No. 131 will have no impact on the Company's consolidated results of operations, financial position or cash flows.

7.  PREFERRED STOCK

     In April 1997, the Company issued $100 million of 7 1/4% Junior Convertible Preferred Stock Due 2007 ("Convertible Preferred Stock"). The net proceeds of approximately $95.7 million from the offering were used to fund capital expenditures, investments in an unconsolidated subsidiary and general corporate purposes. Resales of the Convertible Preferred Stock and the common stock issuable upon conversion thereof were registered under the Securities Act of 1933, as amended (the "Securities Act") in August 1997 in compliance with the registration rights agreement entered into by the Company with the initial purchasers of the Convertible Preferred Stock. On March 31, 2007, the Convertible Preferred Stock must be redeemed by the Company at a price equal to the liquidation preference plus accrued and unpaid dividends; thus it is "mandatorily redeemable" and is not reported in stockholders' equity. Dividends payable prior to or on June 30, 1999 are, at the option of the Company, payable in cash or through the issuance of additional shares of Convertible Preferred Stock equal to the dividend amount divided by the liquidation preference of such additional shares. After March 31, 1999, to the extent and for so long as the Company is not permitted to pay cash dividends on the Convertible Preferred Stock by the terms of any then outstanding indebtedness or any other agreement or instrument to which the Company is subject, the Company will be required to pay dividends, which shall accrue at the rate per annum of 8 3/4%, through the issuance of additional shares of Convertible Preferred Stock. Payment of cash dividends on the Convertible Preferred Stock is not currently permitted under the indenture for the Company's 12 1/2% Senior Notes due 2005 until certain financial conditions have been met. During September 1997, the Company issued 18,451 additional shares of Convertible Preferred Stock in satisfaction of its September 1997 dividend requirements.

     In August 1997, the Company issued $300 million of 12 1/2% Junior Exchangeable Preferred Stock Due 2009 (the "Exchangeable Preferred Stock"). The net proceeds of approximately $288.3 million from the offering are being used to fund capital expenditures, investments in the Company's unconsolidated subsidiaries

                   IXC COMMUNICATIONS, INC. AND SUBSIDIARIES

                                  (UNAUDITED)

and general corporate purposes. The Exchangeable Preferred Stock has not been registered under the Securities Act and may not be offered or sold in the United States absent registration or an applicable exemption from registration requirements. On August 15, 2009, the Exchangeable Preferred Stock must be redeemed by the Company at a price equal to the liquidation preference plus accrued and unpaid dividends; thus it is "mandatorily redeemable" and is not included in stockholders' equity. Dividends on the Exchangeable Preferred Stock will accrue at a rate of 12 1/2% per annum of the liquidation preference thereof and will be payable quarterly in arrears on February 15, May 15, August 15 and November 15 of each year commencing November 15, 1997. Dividends payable prior to or on August 15, 2000 are, at the option of the Company, payable in cash or through issuance of additional shares of Exchangeable Preferred Stock equal to the dividend amount divided by the liquidation preference of such additional shares. The registration rights agreement entered into by the Company with the initial purchasers of the Exchangeable Preferred Stock requires that the Company file an exchange offer registration statement (the "Exchange Offer Registration Statement") with respect to an offer (the "Registered Exchange Offer") to exchange the Exchangeable Preferred Stock for a new series of Exchangeable Preferred Stock registered under the Securities Act. In October 1997, the Company filed the Exchange Offer Registration Statement with the Securities and Exchange Commission. If, on or before January 19, 1998, the Registered Exchange Offer has not been consummated, or a shelf registration statement has not been declared effective with respect to the Exchangeable Preferred Stock, the Exchangeable Preferred Stock dividend rate is subject to increase pursuant to the terms of the registration rights agreement. After February 15, 2001, interest on the Exchangeable Preferred Stock may be paid only in cash. Payment of cash dividends on the Exchangeable Preferred Stock is not currently permitted under the indenture for the Company's 12 1/2% Senior Notes due 2005 until certain financial conditions have been met.

8.  PSINET INC.

     In July 1997 the Company announced agreements with PSINet Inc. ("PSINet"). Under the terms of the PSINet agreements, after consummation of the transaction, the Company will provide PSINet with an indefeasible right to use 10,000 miles of OC-48 transmission capacity on its Network over a 20-year period in exchange for 20% (post-issuance) of PSINet common stock. In addition, if the value of the PSINet common stock received by the Company is less than $240 million at the earlier of one year after the final delivery of the transmission capacity (scheduled for late-1999) or four years after closing, PSINet will pay the Company cash or, at PSINet's option, deliver additional PSINet common stock to bring the value of the Company's investment to $240 million. Upon delivery of the transmission capacity to PSINet, the Company will also receive a maintenance fee which, when all the capacity has been delivered, will be approximately $11.5 million per year. The Company expects to consummate the transactions contemplated by the PSINet agreements upon the satisfaction of certain conditions, including the approval of PSINet stockholders. There can be no assurance that such conditions will be satisfied or that the PSINet transaction will be consummated.

9.  SUBSEQUENT EVENTS

     In October 1997, the Company formed a joint venture with Telenor AS, the Norwegian national telephone company, to provide telecommunication services to carriers and resellers in nine European countries. The joint venture will be owned 40 percent by the Company, 40 percent by Telenor Global Services AS, and 20 percent by Clarion Resources Communications Corporation, a U.S.-based telecommunications company in which Telenor owns a controlling interest. Under the terms of the agreement, the Company will have two seats on the joint venture's board.

     In October 1997, the Company consummated its offer to exchange shares of its Common Stock for the 12,550 outstanding shares of its 10% Junior Series 3 Cumulative Redeemable Preferred Stock (the "Series 3 Preferred Stock"). Each holder that tendered shares of Series 3 Preferred Stock prior to the expiration date of

                   IXC COMMUNICATIONS, INC. AND SUBSIDIARIES

                                  (UNAUDITED)

the tender offer (October 31, 1997) received approximately 49.85 shares of Common Stock for each share of Series 3 Preferred Stock. The number of shares of Common Stock issued for each share of Series 3 Preferred Stock was calculated by dividing the aggregate per share liquidation preference, including accrued and unpaid dividends, of one share of Series 3 Preferred Stock as of October 31, 1997 by $33.00, the last reported sale price of the Company's Common Stock on the Nasdaq National Market at that date. The aggregate liquidation preference, including accrued and unpaid dividends, of the Series 3 Preferred Stock at the tender date was approximately $20.6 million ($1,645 per share for the 12,550 shares outstanding). Over 95% of the shares of Series 3 Preferred Stock were tendered prior to the expiration of the exchange offer.

10.  FINANCIAL INFORMATION FOR SUBSIDIARY GUARANTORS AND NON-GUARANTOR
SUBSIDIARIES

     The Company conducts a significant portion of its business through subsidiaries. The Senior Notes are unconditionally guaranteed, jointly and severally, by certain wholly owned direct and indirect subsidiaries (the "Subsidiary Guarantors"). The obligations of each Subsidiary Guarantor are limited to the minimum extent necessary to prevent the guarantee from violating or becoming voidable under applicable law relating to fraudulent conveyance or fraudulent transfer or similar laws affecting the rights of creditors generally. Certain subsidiaries of the Company do not guarantee the Senior Notes (the "Non-Guarantor Subsidiaries"). The claims of creditors of Non-Guarantor Subsidiaries have priority over the rights of the Company to receive dividends or distributions from such subsidiaries.

     The equity method has been used by the Company with respect to investments in subsidiaries. The equity method has been used by Subsidiary Guarantors with respect to investments in Non-Guarantor Subsidiaries. Separate financial statements for Subsidiary Guarantors are not presented based on management's determination that they do not provide additional information that is material to investors. Presented below is condensed consolidating financial information for the Company, the Subsidiary Guarantors and the Non-Guarantor Subsidiaries as of and for the nine months ended September 30, 1997.

                   IXC COMMUNICATIONS, INC. AND SUBSIDIARIES

                                  (UNAUDITED)

                     CONDENSED CONSOLIDATING BALANCE SHEET

                                                            SEPTEMBER 30, 1997
                                ---------------------------------------------------------------------------
                                             SUBSIDIARY     NON-GUARANTOR
                                  IXC        GUARANTORS     SUBSIDIARIES      ELIMINATIONS     CONSOLIDATED
                                --------     ----------     -------------     ------------     ------------
                                                          (DOLLARS IN THOUSANDS)
Current assets:
  Cash and cash equivalents...  $295,479      $(21,708)       $  10,192        $       --        $283,963
  Accounts receivable and
     other receivables, net...       974        57,779           20,609                --          79,362
  Other current assets........     1,643         2,299               36                --           3,978
                                --------      --------         --------        ----------        --------
          Total current
            assets............   298,096        38,370           30,837                --         367,303
Property and equipment, net...     9,895       415,752           51,305              (260)        476,692
Escrow under Senior Notes.....        --            --               --                --              --
Due from affiliates...........   448,905            --           11,202          (460,107)             --
Deferred charges and other
  non-current assets..........    10,859         9,679           32,170            (6,830)         45,878
                                --------      --------         --------        ----------        --------
          Total assets........  $767,755      $463,801        $ 125,514        $ (467,197)       $889,873
                                ========      ========         ========        ==========        ========
Current liabilities:
  Accounts payable, accrued
     interest and other
     current liabilities......  $ 27,196      $ 75,082        $  48,008        $       (1)       $150,285
  Current portion of long-term
     debt and capital lease
     obligations..............        46           998            6,716                --           7,760
                                --------      --------         --------        ----------        --------
          Total current
            liabilities.......    27,242        76,080           54,724                --         158,045
Long-term debt and capital
  lease obligations, less
  current portion.............   278,189         2,850           14,920                --         295,959
Due to affiliates.............        --       379,231           89,367          (468,598)             --
Investments in and advances to
  unconsolidated
  subsidiaries................    86,737        25,626               --          (112,363)             --
Other noncurrent
  liabilities.................        --        65,379               --            (4,331)         61,048
Convertible preferred stock...    99,354            --               --                --          99,354
Exchangeable preferred
  stock.......................   292,576            --               --                --         292,576
Stockholders' equity
  (deficit):
  Preferred stock.............        13            --            2,585            (2,585)             13
  Common stock................       309             3               --                (3)            309
  Additional paid-in
     capital..................   118,321        30,054           36,347           (66,401)        118,321
  Retained earnings
     (accumulated deficit)....  (134,986)     (115,422)         (72,429)          187,085        (135,752)
                                --------      --------         --------        ----------        --------
          Total stockholders'
            (deficit).........   (16,343)      (85,365)         (33,497)          118,096         (17,109)
                                --------      --------         --------        ----------        --------
          Total liabilities
            and stockholders'
            (deficit).........  $767,755      $463,801        $ 125,514        $ (467,197)       $889,873
                                ========      ========         ========        ==========        ========

                   IXC COMMUNICATIONS, INC. AND SUBSIDIARIES

                                  (UNAUDITED)

                CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS

                                               FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1997
                                ---------------------------------------------------------------------------
                                             SUBSIDIARY     NON-GUARANTOR
                                  IXC        GUARANTORS     SUBSIDIARIES      ELIMINATIONS     CONSOLIDATED
                                --------     ----------     -------------     ------------     ------------
                                                          (DOLLARS IN THOUSANDS)
Net operating revenue:
  Private line................  $     43       124,690           10,553          (23,975)         111,311
  Switched long distance......        --        88,484          157,135          (71,915)         173,704
                                --------      --------         --------         --------         --------
          Net operating
            revenues..........        43       213,174          167,688          (95,890)         285,015
Operating expenses:
  Cost of communication
     services.................         3       156,634          165,637          (95,253)         227,021
  Operations and
     administration...........       (53)       40,406           17,823             (705)          57,471
  Depreciation and
     amortization.............     1,202        30,900            8,997              (68)          41,031
                                --------      --------         --------         --------         --------
          Operating loss......    (1,109)      (14,766)         (24,769)             136          (40,508)
Interest income...............    32,951           510              307          (29,332)           4,436
Interest income on escrow
  under Senior Notes..........       203            --               --                               203
Interest expense..............   (27,073)      (20,330)          (5,648)          29,331          (23,720)
Other, net....................        --        (1,757)              --               --           (1,757)
Equity in net loss of
  unconsolidated
  subsidiaries................   (80,002)      (32,335)         (12,231)         110,900          (13,668)
                                --------      --------         --------         --------         --------
Loss before benefit
  (provision) for income taxes
  and minority interest.......   (75,030)      (68,678)         (42,341)         111,035          (75,014)
  Benefit (provision) for
     income taxes.............      (446)         (299)             786                                41
Minority Interest.............        --            --               --             (503)            (503)
                                --------      --------         --------         --------         --------
Net loss......................  $(75,476)     $(68,977)       $ (41,555)        $110,532         $(75,476)
                                ========      ========         ========         ========         ========

                            See accompanying notes.

                   IXC COMMUNICATIONS, INC. AND SUBSIDIARIES

                                  (UNAUDITED)

                CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS

                                                FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1997
                                 ---------------------------------------------------------------------------
                                              SUBSIDIARY     NON-GUARANTOR
                                   IXC        GUARANTORS     SUBSIDIARIES      ELIMINATIONS     CONSOLIDATED
                                 --------     ----------     -------------     ------------     ------------
                                                           (DOLLARS IN THOUSANDS)
Net cash provided by (used in)
  operating activities.........  $ 27,991      $ (13,659)      $   3,983         $   (821)        $ 17,494
Investing activities:
  Release of funds from escrow
     under Senior Notes........    69,564             --              --               --           69,564
  Deposits into escrow under
     Senior Notes..............   (18,152)            --              --               --          (18,152)
  Investments in unconsolidated
     subsidiary................        --             --         (17,742)              --          (17,742)
  Purchase of property and
     equipment.................    (9,533)      (176,543)        (16,401)                         (202,477)
                                 --------      ---------        --------          -------        ---------
  Net cash provided by (used
     in), investing
     activities................    41,879       (176,543)        (34,143)              --         (168,807)
Financing activities:
  Net proceeds from convertible
     preferred stock...........    95,696             --              --               --           95,696
  Net proceeds from
     exchangeable preferred
     stock.....................   288,287             --              --               --          288,287
  Payments from (advance to)
     affiliates................  (223,951)       179,995          43,956               --               --
  Principal payments on
     long-term debt and capital
     lease obligations.........       122         (2,046)         (8,215)              --          (10,139)
  Other financing activities...        92             --              --               --               92
                                 --------      ---------        --------          -------        ---------
  Net cash provided by
     financing activities......   160,246        177,949          35,741               --          373,936
  Net increase (decrease) in
     cash and cash
     equivalents...............   230,116        (12,253)          5,581             (821)         222,623
  Cash and cash equivalents at
     beginning of period.......    65,363         (9,455)          4,611              821           61,340
                                 --------      ---------        --------          -------        ---------
  Cash and cash equivalents at
     end of period.............  $295,479      $ (21,708)      $  10,192         $     --         $283,963
                                 ========      =========        ========          =======        =========

                            See accompanying notes.

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

THREE AND NINE MONTHS ENDED SEPTEMBER 30, 1997 COMPARED WITH THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 1996

     Net operating revenue for the third quarter and year-to-date 1997 increased by 84.0% and 118.8% over the comparable 1996 periods, due mainly to the continuing implementation of the Company's switched services business. Revenue for the switched services business increased 99.4% and 200.1% for the 1997 third quarter and year-to-date over 1996. Billable minutes of use ("MOUs") increased over 1996 by 120.1% to 825.3 million minutes for the quarter and 245.4% to 2.1 billion minutes year-to-date. Revenue for the Company's private line business increased 62.8% for the quarter and 53.8% year-to-date over 1996 due to increased demand for capacity and the availability of additional capacity resulting from the Company's network expansion.

     Cost of communication services consists primarily of access charges paid to Local Exchange Carriers ("LECs") and transmission lease payments to, and exchanges with, other carriers. These costs increased 91.6% for the quarter and 149.4% year-to-date over 1996 due to additional leases supporting the Company's private line and switched services businesses, MOUs obtained from other carriers and access charges paid to LECs in connection with the switched services business. The Company has historically had a relatively low cost of communication services as a percentage of revenues because substantially all its revenues were derived from private line services, generally provided at a relatively low cost over its own network. Expenses in the switched services business are substantially greater than the private line business due to the additional cost of LEC access charges, leases for long distance circuits and MOUs obtained from other carriers. In July 1997 the Federal Communications Commission ("FCC") mandated rate reductions for the connection charges paid by long distance carriers to LEC's. The favorable impact of these rate reductions during the third quarter are reflected in the financial statements. The Company expects its cost of communication services as a percentage of revenue to increase over historical results as the switched services revenue becomes a larger share of the Company's business.

     Operations and administration expenses for the quarter and year-to-date for 1997 have increased 84.1% and 72.7% over 1996 primarily as a result of costs associated with the Company's switched network. Although the Company has been successful in establishing its nationwide switched services business with significant revenues, the Company's operating loss, plus depreciation and amortization ("EBITDA") in the switched services business has been negative and the Company believes it is likely to remain negative for the balance of the year.

     Depreciation and amortization for the quarter and year-to-date for 1997 increased 142.7% and 105.8% over the comparable 1996 periods due to the increase in depreciable assets related to the Company's network expansion. Depreciation and amortization will continue to increase in conjunction with spending on capital assets to increase network capacity.

     Interest income for the quarter and year-to-date for 1997 decreased over 1996 by $.8 million and $3.3 million as proceeds from the Company's 1996 and 1997 debt and equity placements were used to construct the Company's network and operate its business. The Company's sale of $300 million of its 12 1/2% Junior Exchangeable Preferred Stock Due 2009 (the "Exchangeable Preferred Stock") which occurred in August 1997, did not have a significant impact on interest income for the quarter.

     Interest expense for the quarter and year-to-date periods decreased over 1996 by $1.3 million and $4.9 million. Total interest expense expensed for the year-to-date 1997 period were $23.7 million, compared to $28.7 million for the comparable 1996 period. Capitalization of interest reduced interest expense by $4.9 million year-to-date in 1997 compared to $1.4 million in 1996.

     "Other, net" represents the net book value of a write-off of an operating software module retired during 1997.

     Equity in net loss of unconsolidated subsidiaries increased by $7.3 million for the third quarter and $13.6 million for the year-to-date 1997 over 1996 due to both the increased equity portion attributed to the Company and the increased losses in the Mexican telecommunications investment described below. The losses are expected to continue for this investment during the foreseeable future.

     The income tax benefit for the quarter and year-to-date for 1997 decreased by $3.1 million and $5.7 million over 1996. This decrease occurred because although the tax benefit of the Company's losses are being fully reserved in both 1997 and 1996, in 1996 the Company recognized tax benefits related to the favorable resolution of federal income tax examinations.

     The net loss applicable to common and common equivalent shareholders for the quarter and nine months ended September 30, 1997 were larger than the comparable 1996 periods due to the factors described above and the increase in preferred stock dividends in 1997. The increase in preferred stock dividends of $6.3 million for the quarter, and $8.3 million for the nine month period is the result of issuing the Convertible Preferred Stock in April 1997 and the Exchangeable Preferred Stock in August 1997.

LIQUIDITY AND CAPITAL RESOURCES

  Actual Results

     The Company's private line operations have historically provided positive cash flow from operations, which has provided adequate liquidity to meet the Company's operational needs. However, the Company's capital expenditures and, since the issuance of the Company's 12 1/2% Senior Notes due 2005 (the "Senior Notes") in the fourth quarter of 1995, its interest expense have been financed with the proceeds of debt and equity securities.

     Cash provided by operating activities was $17.5 million for the nine months ended September 30, 1997 compared to $7.0 million in the comparable period of 1996. The improvement is due to the sale of fiber capacity partially offset by decreased year-over-year operating results associated with the implementation of the switched services business.

     Cash used in investing activities for the nine months ended September 30, 1997 was $168.8 million compared to $5.1 million for the nine months ended September 30, 1996. The increase was due in part to higher capital spending and investment in the Marca-Tel joint venture. Capital spending, related to the expansion of the Company's network capacity, increased $129.2 million to $202.5 million for the nine months ended September 30, 1997. Funding of the Company's investment in the Marca-Tel joint venture was $17.7 million during the first nine months of 1997, an increase of $15.7 million over the comparable 1996 period. Escrow funding activity from the Company's senior debt to support the network expansion ended during the first nine months of 1997, with a year-over-year reduction of $18.7 million.

     Cash provided by financing activities increased to $373.9 million for the first nine months of 1997 versus $81.1 million for the comparable period in 1996. Increased funding during 1997 was the result of issuing the Company's
7 1/4% Junior Convertible Preferred Stock due 2007 (the "Convertible Preferred Stock") in April 1997 and issuing the Exchangeable Preferred Stock in August 1997. Net proceeds of $95.7 million were received for the Convertible Preferred Stock while net proceeds of $288.3 million were received for the Exchangeable Preferred Stock. During the comparable period in 1996, net proceeds of $94.0 million were received from issuance of common stock in connection with the Company's initial public offering and concurrent private placement to General Electric Pension Trust which occurred in July 1996.

  Sources of Cash

     As of September 30, 1997, the Company had approximately $284.0 million in cash. The Company expects that its primary sources of cash over the next twelve months will be cash on hand, cash generated by operations, the proceeds if any, from offerings of debt and/or equity securities, the Proposed Credit Facility (as herein defined), the NTFC Equipment Facility (as herein defined), additional vendor and working capital financing the Company may seek and the anticipated proceeds of fiber sales.

     The Company is engaged in discussions with potential lenders regarding a revolving credit facility (the "Proposed Credit Facility") under which it seeks to borrow up to a certain percentage of eligible accounts receivable. Although the total availability under the Proposed Credit Facility would vary from time to time according to the aggregate amount of eligible accounts receivable, the Company anticipates that the lender would impose a limit on borrowings under the facility. There can be no assurance that the Company will obtain such a facility. In July 1997, the Company entered into a secured equipment financing facility with NTFC Capital Corporation, an affiliate of Northern Telecom Inc., to provide up to $28 million in financing. Provided the Company meets certain financial tests, the Company expects to borrow approximately $28 million under this agreement in the fourth quarter in connection with the purchase of certain equipment for use in its network.

     In February 1997, the Company and a carrier entered into a contract ("IRU Agreement") pursuant to which the carrier will purchase an indefeasible right to use ("IRU") fibers from Chicago to Los Angeles (the "Chicago-Los Angeles Fiber Sale") which, following performance by the Company of its obligations thereunder to the satisfaction of such carrier, will result in proceeds to the Company of approximately $97.9 million. The Company has already received $43.3 million from this contact, with the balance expected to be paid in the first quarter of 1998. In February 1997, the Company entered into a contract with another carrier pursuant to which the carrier will purchase an indefeasible right to use fibers from Los Angeles to New York (the "New York-Los Angeles Fiber Sale") which entitles the Company to receive, following performance by the Company of its Obligations thereunder to the satisfaction of such carrier, approximately $121.0 million. Assuming that the network expansion proceeds according to schedule, this amount will be due in January 1998. In October 1997, the carrier elected an option to pay this amount over a period of up to eighteen months. The Company has continued to enter into IRU agreements with carriers for varying amounts with substantially similar provisions as the two identified above. Entering into these IRU agreements allows the Company to build its network at a reduced cost per mile.

     In July 1997, the Company announced agreements with PSINet Inc. ("PSINet"). Under the terms of the PSINet agreements, after consummation of the transaction, the Company will provide PSINet with an indefeasible right to use 10,000 miles of OC-48 transmission capacity on its Network over a 20-year period in exchange for 20% (post-issuance) of PSINet common stock. In addition, if the value of the PSINet common stock received by the Company is less than $240 million at the earlier of one year after the final delivery of the transmission capacity (scheduled for late-1999) or four years after closing, PSINet will pay the Company cash or, at PSINet's option, deliver additional PSINet common stock to bring the value of the Company's investment to $240 million. Upon delivery of the transmission capacity to PSINet, the Company will also receive a maintenance fee which, when all the capacity has been delivered, will be approximately $11.5 million per year. The Company expects to consummate the transactions contemplated by the PSINet agreements upon the satisfaction of certain conditions, including receipt of approval of PSINet stockholders. There can be no assurance that such conditions will be satisfied or that the PSINet transaction will be consummated.

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

  Uses of Cash

     The Company anticipates the following uses for its available cash: (i) the network fiber and optronic expansion and other capital expenditures (including those related to the PSINet transaction); (ii) debt service; (iii) lease payments; (iv) funding its joint venture in Mexico; and (v) working capital.

     The Company anticipates 1997 capital expenditures will be approximately $400 million, of which $202.5 million has been spent through September 30, 1997. The 1997 projected spending level encompasses the addition of additional fiber route miles, as well as network upgrades and capacity expansion of the existing fiber route. The preceding forward-looking statement regarding capital expenditures for 1997 are based on certain assumptions as to future events, many of which are not under the Company's control. Important factors which could increase or decrease the amount of the capital expenditures include construction delays or construction cost overruns, delays or higher than expected costs in obtaining rights-of-way, or changes in the scope of the network expansion and increased demands for capacity by the Company's customers. The Company expects to continue to make substantial capital expenditures during the remainder of 1997 and thereafter. The Company currently anticipates that 1998 capital expenditures will be in the mid-$400 million range. The Company frequently revises its estimates of capital expenditures because of the rapid growth of the Company's business and because the large, on-going network expansion is subject to changes in timing, design, route and capacity, and variances from expected costs.

     The Company is required to make interest payments in the amount of $35.6 million on the Senior Notes each year. The Company's EBITDA is currently insufficient to cover these debt service requirements. At November 1, 1997, the aggregate liquidation preference of the Company's 10% Junior Series 3 Cumulative Redeemable Preferred Stock (the "Series 3 Preferred Stock") was approximately $.7 million, including accrued and unpaid dividends, after giving effect to the consummation of the Company's offer to exchange shares of its common stock for all of its outstanding shares of Series 3 Preferred Stock. Such dividends accrue at an annual rate of 10% (based on the liquidation preference) plus interest. The Company is also required (except in certain limited circumstances) to pay quarterly cash dividends on the Convertible Preferred Stock (at an annual rate of 7 1/4%) beginning with the dividend payment required to be made on June 30, 1999 (prior to such time these dividends may at the Company's option be paid in cash or additional shares of Convertible Preferred Stock). Payment of cash dividends on the Series 3 Preferred Stock, the Convertible Preferred Stock and the Exchangeable Preferred Stock is not currently permitted under the terms of the indenture (the "Indenture") for the Senior Notes until certain financial conditions have been met. Additionally, cash dividends cannot be paid on the Convertible Preferred Stock until all current and accrued dividends have been paid in cash on the Series 3 Preferred Stock. During September 1997, the Company issued 18,451 additional shares of Convertible Preferred Stock in satisfaction of its dividend requirements. During September 1997, the Company accrued $4.2 million of in-kind dividends relating to the Exchangeable Preferred Stock.

     In October 1997, the Company formed a joint venture with Telenor AS, the Norwegian national telephone company, to provide telecommunication services to carriers and resellers in nine European countries. The joint venture will be owned 40 percent by the Company, 40 percent by Telenor Global Services AS, and 20 percent by Clarion Resources Communications Corporation, a U.S.-based telecommunications company in which Telenor owns a controlling interest. Under the terms of the agreement, the Company will have two seats on the joint venture's board. Although the Company cannot accurately predict the capital that will be required to implement the Telenor joint venture, it estimates that the funding of $6 million will be sufficient for the remainder of 1997 and 1998.

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

     Progress International has provided all the capital required from Marca-Tel shareholders in order to finance Marca-Tel. The Company and Westel have agreed to jointly contribute funds to Progress International. From inception to September 30, 1997, the Company has provided approximately $25.0 million of the $36.8 million contributed or loaned to Progress International. Substantially all of the funding of Progress International has been contributed to Marca-Tel. The Company is recognizing its share of the Progress International losses in line with its pro rata share of the contributions to Progress International.

     Although the Company cannot accurately predict the capital that will be required to implement the Marca-Tel business plan, it estimates that an additional $50.0 million (and possibly significantly more) will be required by Marca-Tel from its stockholders during the remainder of 1997 and 1998. The Company and Westel have pursued and are continuing to pursue selling equity interests in Progress International to one or more third parties who could assist Progress International with the funding of Marca-Tel. However, there can be no assurance that any such funding will be available on satisfactory terms or at all. The Company is currently, and may remain, the primary source of funds available to Progress International for investment in Marca-Tel. Since the ownership interests of the Company and Westel in Progress International are to be proportional to their respective capital contributions, the Company's percentage ownership of Progress International, and therefore its indirect ownership interest in Marca-Tel, could increase if it continues to make additional capital contributions which are not matched by Westel. The Indenture contains significant limitations on the amount the Company may invest in Progress International and other non-majority owned entities. Marca-Tel has deployed three switching centers and is constructing a fiber optic route linking Mexico's three major cities (Mexico City, Monterrey and Guadalajara), with interconnection to the Company's U.S. network at its border crossing at Reynosa/McAllen. Marca-Tel has entered into a turn-key contract with a major international supplier of telecommunications equipment for a portion of this build that provides for interim vendor financing for the equipment and fiber purchases as well as a portion of the construction work. The Company anticipates that Marca-Tel may be able to obtain additional funding through some combination of the following: (i) offerings of debt or equity securities; (ii) other incurrences of debt; (iii) joint venture arrangements with third parties; and
(iv) additional vendor financing of equipment purchases. Initially, such sources of capital likely will not be adequate to meet the needs of Marca-Tel, and the Company anticipates that, until such sources are adequate to enable Marca-Tel to continue to pursue its business plan, it may be necessary for Progress International to fund the shortfall. The Company is not obligated to continue to fund Progress International; however, if the Company does not fund Progress International, or if Progress International does not fund Marca-Tel's needs, the Company's interest in Progress International, and thus its indirect interest in Marca-Tel, may be diluted or lost entirely. No assurance can be given that adequate funding sources will be available from Progress International or from third parties to implement Marca-Tel's business plan or, if implemented, that such business plan will be successful.

     The forward-looking statements set forth above with respect to the funding of Marca-Tel and the successful completion and operation of Marca-Tel's fiber optic system in Mexico are based on certain assumptions as to future events. Important factors that could adversely affect Marca-Tel's ability to achieve the results discussed above include that: (i) there will be no significant delays or cost overruns with respect to the network expansion; (ii) the Company's contractors and partners in cost-saving arrangements will perform their obligations; (iii) rights-of-way can be obtained in a timely, cost-effective basis; (iv) the routes of the network expansion are substantially completed on schedule; (v) Marca-Tel can successfully operate its switched services business on a cost effective basis (including the provision of billing information in an accurate and timely manner) for volumes that it has not previously handled; and
(vi) Marca-Tel can
obtain sufficient funds from the debt or equity offerings, joint venture arrangements, accounts, additional vendor financing, or otherwise.

  Year 2000 Compliance

     The Company has reviewed its software for Year 2000 compliance. In conjunction with that review, the Company has determined that its current software is either Year 2000 compliant, or there are projects planned to either upgrade or replace the existing software prior to 2000. The projected costs associated with the Year 2000 compliance portion of such upgrades have not yet been identified, because they are part of a general system upgrade. In accordance with the Emerging Issues Task Force of the Financial Accounting Standards Board, the costs associated with upgrading or revising the Company's software to be Year 2000 compliant will be recorded as an expense of the period rather than capitalized. The Company currently estimates that the costs associated with such upgrade projects will not be material to its operating results.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISKS

     Not Applicable.

                          PART II.  OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

     On April 4, 1997 Tel-Central Communications, Inc. ("Tel-Central") filed a complaint against IXC Long Distance, Inc., one of the Company's subsidiaries, in the United States District Court in the Western District of Missouri, after the Company terminated service to Tel-Central for failure to pay for services. On May 23, 1997, Tel-Central file a voluntary Chapter 11 petition in bankruptcy. The Tel-Central action was stayed as a result of the Tel-Central's Chapter 11 bankruptcy proceeding until August 1997, when Tel-Central dismissed the action against IXC Long Distance, Inc.

     From time to time the Company is involved in various legal proceedings arising in the ordinary course of business, some of which are covered by insurance. In the opinion of the Company's management, none of the claims relating to such proceedings will have a material effect on the financial condition or results of operations of the Company.

ITEM 2.  CHANGES IN SECURITIES

     On August 20, 1997, the Company issued and sold 300,000 shares of the Exchangeable Preferred Stock in a private placement at a purchase price of $1,000 per share to three initial purchasers who subsequently sold the shares to "qualified institutional buyers" (as defined in the Securities Act of 1933, as amended (the "Act"). Dividends on the Exchangeable Preferred Stock accrue from the date of issuance and are payable quarterly in arrears on February 15, May 15, August 15 and November 15 of each year (each a "Dividend Payment Date"), at a rate per annum of 12 1/2% of the liquidation preference of $1,000 per share. Dividends payable on or prior to February 15, 2001 may be paid, at the Company's option, in cash or by the issuance of additional shares of Exchangeable Preferred Stock (including fractional shares) having an aggregate liquidation preference equal to the amount of such dividends. On any scheduled Dividend Payment Date, the Company may, at its option, exchange all, but not less than all, of the shares of Exchangeable Preferred Stock then outstanding for the Company's 12 1/2% Subordinated Exchange Debentures Due 2009 (the "Exchange Debentures"). The Exchange Debentures will bear interest at a rate of 12 1/2% per annum, payable semiannually on February 15 and August 15 of each year.

     The registration rights agreement entered into between the Company and the initial purchasers of the Exchangeable Preferred Stock requires that the Company file an exchange offer registration statement (the "Exchange Offer Registration Statement") with the Securities and Exchange Commission (the "Commission") for the benefit of the holders of the Exchangeable Preferred Stock, with respect to a registered offer (the "Registered Exchange Offer") to exchange the Exchangeable Preferred Stock, or if the Exchangeable Preferred Stock has been exchanged for Exchange Debentures, the Exchange Debentures, for a new series of Exchangeable Preferred Stock or new Exchange Debentures, as the case may be, of the Company. Under certain conditions, the Company is required to file a shelf registration statement covering resales of the Exchangeable Preferred Stock or Exchange Debentures, as the case may be. The Company filed the Exchange Offer Registration Statement with the Commission on October 3, 1997. If by January 19, 1998, the Registered Exchange Offer has not been consummated, and/or a shelf registration statement has not been declared effective with respect to the Exchangeable Preferred Stock, additional dividends or interest, as the case may be, will accrue at the rate of 0.50% per annum pursuant to the terms of the registration rights agreement. Payment of cash dividends on the Exchangeable Preferred Stock is not currently permitted under the Company's 12 1/2% Senior Notes due 2005 until certain financial conditions have been met. The Exchangeable Preferred Stock ranks junior to the Series 3 Preferred Stock, senior to the Common Stock and, subject to certain conditions, on a parity with the Company's 7 1/4% Junior Convertible Preferred Stock Due 2007, with respect to payment of dividends and rights upon liquidation, winding-up and dissolution.

     In October 1997, the Company consummated its offer to exchange shares of its Common Stock for the 12,550 the outstanding shares of its Series 3 Preferred Stock. Each holder that tendered shares of Series 3 Preferred Stock prior to the expiration date of the tender offer (October 31, 1997) received approximately
49.85 shares of Common Stock for each share of Series 3 Preferred Stock. The number of shares of Common

Stock issued for each share of Series 3 Preferred Stock was calculated by dividing the aggregate per share liquidation preference, including accrued and unpaid dividends, of one share of Series 3 Preferred Stock as of October 31, 1997 by $33.00, the last reported sale price of the Company's Common Stock on the Nasdaq National Market at that date. The aggregate liquidation preference, including accrued and unpaid dividends, of the Series 3 Preferred Stock at the tender date was approximately $20.6 million ($1,645 per share for the 12,550 shares outstanding). Over 95% of the shares of Series 3 Preferred Stock were tendered prior to the expiration of the exchange offer.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

     Not applicable

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     The Company furnished an Information Statement (the "EPS Information Statement") to stockholders of the Company pursuant to Rule 14c-2 under the Securities Exchange Act of 1934 (the "Exchange Act"), in connection with an amendment (the "Amendment") to the Restated Certificate of Incorporation, as amended (the "Certificate of Incorporation") of the Company to permit payment of dividends on the Exchangeable Preferred Stock with additional shares of Exchangeable Preferred Stock. The Amendment was approved by the Board. As required by the Delaware General Corporation Law (the "DGCL") and the Certificate of Incorporation, the Amendment was approved by the holders of a majority of the outstanding shares of Common Stock and Series 3 Preferred Stock, voting as a class, and three-quarters (3/4ths) of the outstanding shares of Series 3 Preferred Stock, voting as a class, by written consent in lieu of a meeting pursuant to Section 228(a) of the DGCL. The Amendment became effective upon the filing of a Certificate of Amendment of the Certificate of Incorporation with the Secretary of State of Delaware which, pursuant to Rule 14c-2 under the Exchange Act, did not take place until a date at least 20 days following the date on which the EPS Information Statement was mailed to the stockholders of the Company. The EPS Information Statement also served as notice to stockholders of an action taken by less than unanimous written consent as required by Section 228(d) of the DGCL. The EPS Information Statement was mailed on or about October 1, 1997 to persons who were stockholders of record on September 19, 1997.

     The Company also furnished an Information Statement (the "1997 Plan Information Statement") to stockholders of the Company pursuant to Rule 14c-2 under the Exchange Act in connection with the adoption and approval of the Company's 1997 Special Executive Stock Plan (the "1997 Plan"). The 1997 Plan was approved by the Board and was approved by the holders of a majority of the outstanding shares of Common Stock and Series 3 Preferred Stock, voting as a class, by written consent in lieu of a meeting pursuant to Section 228(a) of the DGCL. The adoption and approval by the stockholders will become effective November 17, 1997, which, pursuant to Rule 14c-2 under the Exchange Act, cannot take place until a date at least 20 days following the date on which the 1997 Plan Information Statement was mailed to the Stockholders of the Company. The 1997 Plan Information Statement also served as notice to stockholders of an action taken by less than unanimous written consent as required by Section 228(d) of the DGCL. The 1997 Plan Information Statement was mailed on or about October 24, 1997 to persons who were stockholders of record on September 19, 1997.

ITEM 5.  OTHER INFORMATION

     In September 1997, the Company entered into an agreement with LCI International, Inc. to sell dark fiber installed on the Company's 729-mile route from Cleveland to New York for approximately $20 million.

     In July 1997, the Company consummated its acquisition of Telecom One, Inc., a switchless reseller serving commercial and residential customers in 32 states.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

     (a) Exhibits

EXHIBIT
NUMBER                                          DESCRIPTION
-------     -----------------------------------------------------------------------------------
3.1*        Restated Certificate of Incorporation of IXC Communications, Inc., as amended.
3.2*        Bylaws of IXC Communications, Inc., as amended.
4.1         Specimen certificate representing shares of Common Stock of IXC Communications,
            Inc. (incorporated by reference to Exhibit 4.1 of IXC Communications, Inc.
            Registration Statement on Form S-1 filed with the Commission on May 20, 1996, as amended (File No. 333-4061) (the "S-1")).
4.2         Indenture dated as of October 5, 1995 by and among IXC Communications, Inc., on its behalf and as successor-in-interest to I-Link Holdings, Inc. and IXC Carrier Group,
            Inc., each of IXC Carrier, Inc., on its behalf and as successor-in-interest to
            I-Link, Inc., CTI Investments, Inc., Texas Microwave, Inc. and WTM Microwave, Inc.,
            Atlantic States Microwave Transmission Company, Central States Microwave
            Transmission Company, Telcom Engineering, Inc., on its behalf and as successor-in-interest to SWTT Company and Microwave Network, Inc., Tower
            Communication Systems Corp., West Texas Microwave Company, Western States Microwave
            Transmission Company, Rio Grande Transmission, Inc., IXC Long Distance, Inc., Link
            Net International, Inc. (collectively, the "Guarantors") and IBJ Schroder Bank &
            Trust Company, as Trustee, with respect to the 12 1/2% Series A and Series B Senior
            Notes due 2005 (incorporated by reference to Exhibit 4.1 of IXC Communications,
            Inc.'s and each of the Guarantor's Registration Statement on Form S-4 filed with the Commission on April 1, 1996, as amended (File No. 333-2936) (the "S-4")).
4.3         Purchase Agreement dated October 5, 1995 by and among IXC Communications, Inc., and the Purchasers named therein (incorporated by reference to Exhibit 4.2 of the S-4).
4.4         A/B Exchange Registration Rights Agreement dated as of October 5, 1995 by and among
            IXC Communications, Inc., the Guarantors and the Purchasers named therein
            (incorporated by reference to Exhibit 4.3 of the S-4).
4.5         Escrow Account and Disbursement Agreement dated as of October 5, 1995 by and among
            IXC Communications, Inc., IBJ Schroder Bank & Trust Company, as Escrow Holder, and
            IBJ Schroder Bank & Trust Company, as Collateral Agent (incorporated by reference to Exhibit 4.4 of the S-4).
4.6         Escrow Account Security Agreement dated as of October 5, 1995 by and between IXC
            Communications, Inc. and IBJ Schroder Bank & Trust Company (incorporated by reference to Exhibit 4.5 of the S-4).
4.7         Form of 12 1/2% Series A Senior Notes due 2005 (incorporated by reference to
            Exhibit 4.6 of the S-4).
4.8         Form of 12 1/2% Series B Senior Notes due 2005 and Subsidiary Guarantee
            (incorporated by reference to Exhibit 4.8 of the S-1).
4.9         Amendment No. 1 to Indenture and Subsidiary Guarantee dated as of June 4, 1996 by and among IXC Communications, Inc., the Guarantors and the Trustee (incorporated by reference to Exhibit 4.11 of the S-1).
4.10        Stock Exchange Agreement dated as of June 10, 1996 by and between IXC
            Communications, Inc., and Trustees of General Electric Pension Trust ("GEPT")
            (incorporated by reference to Exhibit 4.12 of the S-1).
4.11        Registration Rights Agreement dated as of June 10, 1996 by and among IXC
            Communications, Inc., GEPT and certain stockholders of IXC Communications, Inc.
            (incorporated by reference to Exhibit 4.13 of the S-1).

EXHIBIT
NUMBER                                          DESCRIPTION
-------     -----------------------------------------------------------------------------------
4.12        Purchase Agreement dated as of March 25, 1997 by and among IXC Communications,
            Inc., Credit Suisse First Boston Corporation ("CS First Boston") and Dillon Read &
            Co. Inc. ("Dillon Read") (incorporated by reference to Exhibit 4.12 of IXC
            Communications, Inc. Quarterly Report on Form 10-Q for the quarter ended March 31,
            1997 (the "March 31, 1997 10-Q")).
4.13        Registration Rights Agreement dated as of March 25, 1997 by and among IXC
            Communications, Inc., CS First Boston and Dillon Read (incorporated by reference to
            Exhibit 4.13 of the March 31, 1997 10-Q).
4.14        Amendment to Registration Rights Agreement dated as of March 25, 1995 between IXC
            Communications, Inc. and GEPT (incorporated by reference to Exhibit 4.14 of the
            March 31, 1997 10-Q).
4.15        Registration Rights Agreement dated as of July 8, 1997 among IXC Communications,
            Inc. and each of William G. Rodi, Gordon Hutchins, Jr. and William F. Linsmeier
            (incorporated by reference to exhibit 4.15 of IXC Communications, Inc. Quarterly
            Report on Form 10-Q for the quarter ended June 30, 1997, as amended (the "June 30,
            1997 10-Q")).
4.16        Registration Rights Agreement dated as of July 8, 1997 among IXC Communications,
            Inc. and each of William G. Rodi, Gordon Hutchins, Jr. and William F. Linsmeier
            (incorporated by reference to Exhibit 4.16 of the June 30, 1997 10-Q).
4.17        Purchase Agreement dated as of August 14, 1997 by and among IXC Communications,
            Inc. and the initial purchasers named in Schedule A thereto (incorporated by reference to Exhibit 4.1 of IXC Communications, Inc. Current Report on Form 8-K
            dated August 20, 1997 and filed with the Commission on August 28, 1997 (the
            "8-K")).
4.18        Indenture dated as of August 15, 1997 between IXC Communications, Inc. and The Bank of New York (incorporated by reference to Exhibit 4.2 of the 8-K).
4.19        Registration Rights Agreement dated as of August 14, 1997 by and among IXC
            Communications, Inc. and the purchasers named therein (incorporated by reference to
            Exhibit 4.3 of the 8-K).
10.1        Office Lease dated June 21, 1989 with USAA Real Estate Company, as amended
            (incorporated by reference to Exhibit 10.1 of the S-4).
10.2        Equipment Lease dated as of December 1, 1994 by and between DSC Finance Corporation and Switched Services Communications, L.L.C.; Assignment Agreement dated as of
            December 1, 1994 by and between Switched Services Communications, L.L.C. and DSC
            Finance Corporation; and Guaranty dated December 1, 1994 made in favor of DSC
            Finance Corporation by IXC Communications, Inc. (incorporated by reference to
            Exhibit 10.2 of the S-4).
10.3        Amended and Restated 1994 Stock Plan of IXC Communications, Inc., as amended
            (incorporated by reference to Exhibit 10.3 of the June 30, 1997 10-Q).
10.4        Form of Non-Qualified Stock Option Agreement under the 1994 Stock Plan of IXC
            Communications, Inc. (incorporated by reference to Exhibit 10.4 of the S-4).
10.5        Form of IXC Communications, Inc. Restricted Stock Agreement (incorporated by reference to Exhibit 10.5 of the S-4).
10.6        Form of IXC Communications, Inc. Restricted Stock Agreement (incorporated by reference to Exhibit 10.6 of the S-4).
10.7        Amended and Restated Development Agreement by and between Intertech Management
            Group, Inc. and IXC Long Distance, Inc. (incorporated by reference to Exhibit 10.7 of the S-4).

EXHIBIT
NUMBER                                          DESCRIPTION
-------     -----------------------------------------------------------------------------------
10.8        Second Amended and Restated Service Agreement dated as of January 1, 1996 by and between Switched Services Communications, L.L.C. and Excel Telecommunications, Inc.
            (incorporated by reference to Exhibit 10.8 of the S-4).
10.9        Equipment Purchase Agreement dated as of January 16, 1996 by and between Siecor
            Corporation and IXC Carrier, Inc. (incorporated by reference to Exhibit 10.9 of the
            S-4).
10.10       1996 Stock Plan of IXC Communications, Inc., as amended (incorporated by reference to Exhibit 10.10 of IXC Communications, Inc. Annual Report on Form 10-K for the
            year ended December 31, 1996 (the "10-K")).
10.11       IRU Agreement dated as of November 1995 between WorldCom, Inc. and IXC Carrier,
            Inc. (incorporated by reference to Exhibit 10.11 of the S-4).
10.12       Outside Directors' Phantom Stock Plan of IXC Communications, Inc., as amended
            (incorporated by reference to Exhibit 10.12 of the 10-K).
10.13       Business Consultant and Management Agreement dated as of March 1, 1997 by and between IXC Communications, Inc. and Culp Communications Associates (incorporated by reference to Exhibit 10.13 of IXC Communications, Inc. Registration Statement on
            Form S-4 filed with the Commission on October 3, 1997 (File No. 333-37157) (the
            "EPS S-4").
10.14       Employment Agreement dated December 28, 1995 by and between IXC Communications,
            Inc. and James F. Guthrie (incorporated by reference to Exhibit 10.14 of the S-1).
10.15       Employment Agreement dated August 28, 1995, by and between IXC Communications, Inc.
            and David J. Thomas (incorporated by reference to Exhibit 10.15 of the S-1).
10.16       Special Stock Plan of IXC Communications, Inc. (incorporated by reference to
            Exhibit 10.16 of the 10-K).
10.17       Lease dated as of June 4, 1997 between IXC Communications, Inc. and Carramerica
            Realty, L.P. (incorporated by reference to Exhibit 10.17 of the June 30, 1997
            10-Q).
10.18       Loan and Security Agreement dated as of July 18, 1997 among IXC Communications,
            Inc., IXC Carrier, Inc. and NTFC Capital Corporation (incorporated by reference to
            Exhibit 10.18 of the June 30, 1997 10-Q).
10.19       IRU and Stock Purchase Agreement dated as of July 22, 1997 between IXC Internet
            Services, Inc. and PSINet Inc. (incorporated by reference to Exhibit 10.19 of the
            June 30, 1997 10-Q).
10.20       Joint Marketing and Services Agreement dated on July 22, 1997 between IXC Internet
            Services, Inc. and PSINet Inc. (incorporated by reference to Exhibit 10.20 of the
            June 30, 1997 10-Q).
10.21       Employment Agreement dated as of September 9, 1997 between Benjamin L. Scott and
            IXC Communications, Inc. (incorporated by reference to Exhibit 10.21 of the EPS
            S-4).
10.22       IXC Communication, Inc. 1997 Special Executive Stock Plan (incorporated by reference to Exhibit 10.22 of the EPS S-4).
11.1*       Statement of Computation of Earnings per Share.
27.1*       Financial Data Schedule.

* Filed herewith.

     (b) Reports on Form 8-K.

     1. Form 8-K dated July 3, 1997 and filed with the Commission on July 22, 1997 with respect to a press release reporting on the status of the Company's private line business and its switched service business.

     2. Form 8-K dated July 23, 1997 and filed with the Commission on July 29, 1997 with respect to a press release announcing agreements between the Company and PSINet.

     3. Form 8-K dated August 5, 1997 and filed with the Commission on August 6, 1997 pursuant to Rule 135(c)d of the Act with respect to the Company's notice of offering of unregistered securities.

     4. Form 8-K dated August 18, 1997 and filed with the Commission on August 18, 1997 pursuant to Rule 135c(d) of the Act with respect to the Company's notice of pricing of its offering of unregistered securities.

     5. Form 8-K dated August 20, 1997 and filed with the Commission on August 21, 1997 pursuant to Rule 135c(d) of the Act with respect to the Company's notice of offering of unregistered securities with respect to the sale of the Exchangeable Preferred Stock, which occurred on August 20, 1997.

     6. Form 8-K dated August 20, 1997 and filed with the Commission on August 28, 1997 describing the terms and conditions of the Company's Exchangeable Preferred Stock sold in a private placement on August 20, 1997.

     7. Form 8-K dated September 17, 1997 and filed with the Commission on September 19, 1997 with respect to a press release announcing an agreement with LCI International, Inc. ("LCI") pursuant to which the Company will sell dark fiber to LCI.

                                   SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                          IXC Communications, Inc.,
                                          a Delaware corporation

November 13, 1997                         By: /s/ JAMES F. GUTHRIE
                                            ------------------------------------
                                            James F. Guthrie
                                            Executive Vice President and
                                            Chief Financial Officer
                                            (Duly Authorized Officer and
                                            Principal Financial Officer)