Form 10-Q/A
period 1997-09-30
IXC COMMUNICATIONS INC
filed 1997-12-12
CIK 1009532

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


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

             FOR THE TRANSITION PERIOD FROM ___________ TO ___________


                         COMMISSION FILE NUMBER 0-20803


                            IXC COMMUNICATIONS, INC.
-------------------------------------------------------------------------------
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

    This Amendment No. 1 to the Quarterly Report on Form 10-Q (the "Form 10-Q") for the quarterly period ended September 30, 1997, filed with the Securities and Exchange Commission on November 14, 1997, is being filed to amend: :(1) Part 1, Item 2 to include an update to estimates of capital expenditures; and (2) Part II, Item 6 to refile Exhibits 10.19 and 10.20 with certain non-confidential portions in such Exhibits unredacted.

        IXC Communications, Inc. hereby amends the following items of its Form 10-Q as set forth below:

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

        Certain capital expenditures originally scheduled for 1997 are now scheduled for 1998, resulting in changes to the previous estimates for 1997 and 1998. In addition, the new estimate given below for 1998 reflects increases relating to expansion in the Company's planned route capacity to take advantage of certain opportunities which have been presented. As of December 11, 1997, the Company anticipates 1997 capital expenditures will be approximately $300 million, of which $202.5 million had been spent through September 30, 1997. The Company expects to continue to make substantial capital expenditures during the remainder of 1997 and thereafter. The Company currently anticipates that 1998 capital expenditures will be in the range of $550-600 million. The 1998 projected spending level encompasses certain capital expenditures that originally were projected to be made in 1997 but now are projected to be made in 1998 and additional fiber route miles, as well as network upgrades and capacity expansion of the network. The Company frequently revises its estimates of capital expenditures because of the rapid growth of the Company's business and because the large, on-going network expansion is subject to changes in timing, design, route and capacity, and variances from expected costs. The preceding forward-looking statements regarding capital expenditures for 1997 and 1998 are based on certain assumptions as to future events, many of which are not under the Company's control. Important factors which could increase or decrease the amount of the capital expenditures include construction delays or construction cost overruns, delays or higher than expected costs in obtaining rights-of-way, or changes in the scope of the network expansion and increased demands for capacity of the Company's customers.

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
10.8        Second Amended and Restated Service Agreement dated as of January 1, 1996 by and between Switched Services Communications, L.L.C. and Excel Telecommunications, Inc.
            (incorporated by reference to Exhibit 10.8 of the S-4).
10.9        Equipment Purchase Agreement dated as of January 16, 1996 by and between Siecor
            Corporation and IXC Carrier, Inc. (incorporated by reference to Exhibit 10.9 of the
            S-4).
10.10       1996 Stock Plan of IXC Communications, Inc., as amended (incorporated by reference to Exhibit 10.10 of IXC Communications, Inc. Annual Report on Form 10-K for the
            year ended December 31, 1996 (the "10-K")).
10.11       IRU Agreement dated as of November 1995 between WorldCom, Inc. and IXC Carrier,
            Inc. (incorporated by reference to Exhibit 10.11 of the S-4).
10.12       Outside Directors' Phantom Stock Plan of IXC Communications, Inc., as amended
            (incorporated by reference to Exhibit 10.12 of the 10-K).
10.13       Business Consultant and Management Agreement dated as of March 1, 1997 by and between IXC Communications, Inc. and Culp Communications Associates (incorporated by reference to Exhibit 10.13 of IXC Communications, Inc. Registration Statement on
            Form S-4 filed with the Commission on October 3, 1997 (File No. 333-37157) (the
            "EPS S-4").
10.14       Employment Agreement dated December 28, 1995 by and between IXC Communications,
            Inc. and James F. Guthrie (incorporated by reference to Exhibit 10.14 of the S-1).
10.15       Employment Agreement dated August 28, 1995, by and between IXC Communications, Inc.
            and David J. Thomas (incorporated by reference to Exhibit 10.15 of the S-1).
10.16       Special Stock Plan of IXC Communications, Inc. (incorporated by reference to
            Exhibit 10.16 of the 10-K).
10.17       Lease dated as of June 4, 1997 between IXC Communications, Inc. and Carramerica
            Realty, L.P. (incorporated by reference to Exhibit 10.17 of the June 30, 1997
            10-Q).
10.18       Loan and Security Agreement dated as of July 18, 1997 among IXC Communications,
            Inc., IXC Carrier, Inc. and NTFC Capital Corporation (incorporated by reference to
            Exhibit 10.18 of the June 30, 1997 10-Q).
10.19+      IRU and Stock Purchase Agreement dated as of July 22, 1997 between IXC Internet
            Services, Inc. and PSINet Inc.
10.20+      Joint Marketing and Services Agreement dated on July 22, 1997 between IXC Internet
            Services, Inc. and PSINet Inc.
10.21       Employment Agreement dated as of September 9, 1997 between Benjamin L. Scott and
            IXC Communications, Inc. (incorporated by reference to Exhibit 10.21 of the EPS
            S-4).
10.22       IXC Communication, Inc. 1997 Special Executive Stock Plan (incorporated by reference to Exhibit 10.22 of the EPS S-4).
11.1*       Statement of Computation of Earnings per Share.
27.1*       Financial Data Schedule.


-----------------
* Previously filed.
+ Filed herewith. This Exhibit has been filed in redacted form pursuant to a request for confidential treatment filed separately with the Commission pursuant to Rule 24b-2.

                                   SIGNATURE


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this Amendment No. 1 to the report to be signed on its behalf by the undersigned thereunto duly authorized.

                                          IXC Communications, Inc.,
                                          a Delaware corporation


December 12, 1997                         By: /s/ STUART K. COPPENS
                                            ------------------------------------
                                            Stuart K. Coppens
                                            Vice President of Finance and
                                            Chief Accounting Officer
                                            (Duly Authorized Officer and
                                            Chief Accounting Officer)