Form 10-K
period 1997-12-31
IXC COMMUNICATIONS INC
filed 1998-03-16
CIK 1009532

================================================================================

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                            ------------------------

                                   FORM 10-K
(MARK ONE)
[X]ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT
   OF 1934

                  FOR THE FISCAL YEAR ENDED DECEMBER 31, 1997

                                       OR

[ ]TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
   ACT OF 1934

        FOR THE TRANSITION PERIOD FROM                TO

                         COMMISSION FILE NUMBER 0-20803

                            IXC COMMUNICATIONS, INC.
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

                   DELAWARE                                      74-2644120
(STATE OR OTHER JURISDICTION OF INCORPORATION       (I.R.S. EMPLOYER IDENTIFICATION NO.)
                OR ORGANIZATION)

            1122 CAPITAL OF TEXAS HIGHWAY SOUTH, AUSTIN, TEXAS 78746
                    (ADDRESS OF PRINCIPAL EXECUTIVE OFFICES)

       REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE: (512) 328-1112

        SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT: NONE

          SECURITIES REGISTERED PURSUANT TO SECTION 12(g) OF THE ACT:

                     COMMON STOCK, PAR VALUE $.01 PER SHARE
                                 TITLE OF CLASS

    Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES [X] NO [ ]

    Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

    The aggregate market value of the Common Stock of the Registrant held by non-affiliates of the Registrant on February 27, 1998, based on the closing price of the Common Stock on the Nasdaq National Market on such date, was $940,746,077.

    The number of shares of the Registrant's Common Stock outstanding as of February 27, 1998 was 31,674,484 shares.

                      DOCUMENTS INCORPORATED BY REFERENCE

    Portions of the Registrant's Proxy Statement to be filed with the Securities and Exchange Commission within 120 days of December 31, 1997 in connection with the Annual Meeting of Stockholders are incorporated by reference into Part III hereof.
================================================================================

                            IXC COMMUNICATIONS, INC.

                                   FORM 10-K
                  FOR THE FISCAL YEAR ENDED DECEMBER 31, 1997

                                     INDEX

                                                                        PAGE
                                                                        ----
                                   PART I

Item 1.   Business....................................................    1
Item 2.   Properties..................................................   27
Item 3.   Legal Proceedings...........................................   28
Item 4.   Submission of Matters to a Vote of Security Holders.........   28
                                  PART II

Item 5.   Market for Registrant's Common Equity and Related
            Stockholder Matters.......................................   29
Item 6.   Selected Financial Data.....................................   30
Item 7.   Management's Discussion and Analysis of Financial Condition
            and Results of Operations.................................   31
Item 7A.  Quantitative and Qualitative Disclosures About Market
            Risk......................................................   40
Item 8.   Financial Statements and Supplementary Data.................   40
Item 9.   Changes in and Disagreements with Accountants on Accounting
            and Financial Disclosure..................................   40
                                  PART III

Item 10.  Directors and Executive Officers of the Registrant..........   41
Item 11.  Executive Compensation......................................   41
Item 12.  Security Ownership of Certain Beneficial Owners and
            Management................................................   41
Item 13.  Certain Relationships and Related Transactions..............   41
                                  PART IV

Item 14.  Exhibits, Financial Statement Schedules, and Reports on Form
            8-K.......................................................   42
Signatures............................................................   46
Glossary..............................................................  A-1
Financial Statements..................................................  F-1

                                     PART I

     Certain of the information contained in the Registrant's Form 10-K (the "Form 10-K"), including information regarding the Registrant's expectations with respect to its network expansion, related financings and fiber sale and cost-saving agreements, future operations and other information, which can be identified by the use of forward-looking terminology, such as "may," "will," "expect," "anticipate," "estimate," "believe," "seek" or "continue" or the negative thereof or other variations thereon or comparable terminology, are forward-looking statements which involve risk and uncertainty. The Registrant's actual results may differ significantly from the results discussed in the forward-looking statements. For a discussion of important factors that could cause actual results to differ materially from the matters described in the forward-looking statements, see "Business -- Risk Factors." Certain terms used herein are defined in the Glossary at page A-1. As used herein, unless the context otherwise requires, the term "Company" refers to IXC Communications, Inc. ("IXC Communications") and its subsidiaries, including predecessor corporations.

ITEM 1. BUSINESS

OVERVIEW

  The Company

     The Company is a leading provider of voice and data transmission services to communications companies and end users. The Company owns and operates one of the newest and most advanced coast-to-coast digital communications networks (the "Network"), which is expected to include over 11,500 route miles of digital transmission facilities ("digital route miles") by the end of the first quarter of 1998. Substantial additions to the Network are currently under construction, and the Company expects the Network to include over 18,000 digital route miles by the end of 1998, and over 20,000 digital route miles by the end of 1999. The Company's facilities also include seven long distance switches and 15 Frame Relay-ATM switches, which the Company is using to capitalize on the growing demand for Internet and electronic data transfer services. Through a combination of its own facilities and the facilities of other carriers, the Company originates and terminates long distance traffic in all 50 U.S. states, and terminates long distance traffic in over 200 foreign countries. The Company's revenues have grown rapidly, from $91.0 million in 1995 to $203.8 million in 1996 and $420.7 million in 1997.

     The Company provides two principal products: transmission of voice and data over dedicated circuits ("private lines") and transmission of long distance traffic processed through the Company's switches ("long distance switched services"), including Frame Relay and ATM-based switched data services. The Company's customers include AT&T, MCI, Sprint, WorldCom, Cable & Wireless, Excel, Frontier and over 300 other long distance companies, wireless companies, cable television providers, Internet service providers, governmental agencies, and, with the pending acquisition of Network Long Distance, Inc. ("NLD"), a long distance company, small- and medium-sized businesses.

     Private Line Business. The Company's private line customers include non-facilities-based carriers requiring dedicated long distance transmission capacity to carry their customers' long distance traffic and facilities-based carriers that require long distance transmission capacity where they have geographic gaps in their facilities, need additional capacity or require geographically diverse routing. The Company has private line circuit contracts with over 230 customers, including AT&T, MCI, Sprint, WorldCom, Cable & Wireless, Frontier and LCI. Pursuant to these contracts, customers are required to make fixed monthly payments, generally in advance. Many of the contracts contain substantial "take or pay" commitments.

     Long Distance Switched Services Business. The long distance switched services that the Company provides are processed through the Company's digital switches and carried over long distance circuits and other transmission facilities owned or leased by the Company. The Company sells these services on a per-call basis, charging by minutes of use ("MOUs"), with payment due monthly after services are rendered. The Company's primary customers for switched services include long distance resellers (both switchless resellers and switched resellers that lack a switch in a geographic region) that use the Company's network to provide long distance service to end-user customers. The Company has long distance switched services contracts with over 100 long distance resellers.

     The Company provides retail switched long distance services to small- and medium-sized businesses through Telecom One, which it acquired in July 1997. The Company believes that its planned acquisition of NLD, which had 1997 revenues of over $100 million, will provide an important foundation for further growth in the business retail long distance market. The Company seeks to make additional targeted acquisitions of resellers that provide significant network or product synergies. The Company has also entered into a joint venture with Unidial Communications to sell communications services using the Company's network through a full-time, national direct sales force.

     Data Services. The Company's Network, which includes 15 Frame Relay-ATM switches, has been built with SONET technology and broadband capabilities to provide a platform to support advanced, capacity-intensive products such as Frame Relay, ATM, multimedia, and Internet-related applications. The Company has recently begun marketing a full line of data transport services to its customers. Additionally, the Company recently announced the acquisition of Network Evolutions, Inc. ("NEI"), a company that provides data consulting services and designs internal and external data networking solutions for corporations. In February 1998, the Company entered into a strategic alliance with PSINet Inc. ("PSINet"), a major Internet service provider, whereby the Company will provide transmission capacity for PSINet and will resell PSINet's broad spectrum of Internet services. In addition, the Company acquired 20% of PSINet's common stock.

     Fiber Sales. The Company has sold excess fiber to MCI and LCI, and expects to continue to use its excess fibers to lower the Company's effective network construction cost by selling or swapping such fibers. In 1997, the Company received cash proceeds of approximately $57.0 million from such sales, but because of its accounting policies, only recorded $0.8 million as revenue from fiber sales during the year. Instead of recognizing fiber sale revenues immediately, the Company records such revenues over the term of the sale/use agreements, usually 20 years or more. In addition to fiber sales, the Company has swapped excess fibers on certain sections of its network with other carriers and in 1997 acquired rights to routes being constructed from Los Angeles to San Francisco, Las Vegas to Portland, and Washington, D.C. to Houston and New York City to Washington, D.C. in such exchanges.

     International Joint Ventures. The Company is involved in a joint venture with Telenor AS, the Norwegian national telephone company, to provide telecommunication services to carriers and resellers in 11 European countries. The Company also indirectly holds a minority interest in Marca-Tel, a Mexican telecommunications provider.

     The principal executive offices of IXC Communications are located at 1122 Capital of Texas Highway South, Austin, Texas, 78746 and its telephone number is
(512) 328-1112.

INDUSTRY

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

     In 1996, the federal government enacted the Telecommunications Act of 1996 (the "Telecom Act"), which, among other things, allows the RBOCs and others such as electric utilities and cable television companies to enter the long distance business. The Company expects that the Telecom Act will substantially alter the way in which the telecommunications industry is regulated. Such changes are, however, difficult to predict accurately, because FCC proceedings and appellate review of the numerous administrative regulations adopted to implement the Telecom Act, including universal service and access charge reform, are still ongoing. Entry of the RBOCs or other entities such as electric utilities, cable television companies or foreign companies into the long distance business may result in reduced market shares for existing long distance companies and additional pricing pressure on long distance providers such as the Company. See "-- Risk Factors -- Competition," "-- Risk
Factors -- Recent Legislation and Regulatory Uncertainty" and "-- Regulation."

  Market and Competition

     General. The long distance market is highly competitive. Competition among the Company's customers and other retail long distance providers for end-user customers is based upon pricing, advertising, customer service, network quality and value-added services. Industry observers estimate that over 400 smaller companies have emerged to compete in the long distance business. See "-- Risk Factors -- Competition."

     Private Line Services. Long distance companies may be categorized as facilities-based carriers and non-facilities-based carriers. Sellers of private line services are generally facilities-based carriers that own long distance transmission facilities, such as fiber optic cable or digital microwave equipment. The first-tier and some second-tier long distance companies are facilities-based carriers offering private line services nationwide. Facilities-based carriers in the third tier of the market generally offer private line services only in a limited geographic area. Customers using private line services include: (i) facilities-based carriers that require long distance transmission capacity where they have geographic gaps in their facilities, need additional capacity or require geographically different alternative routing; and
(ii) non-facilities-based carriers requiring long distance transmission capacity to carry their customers' long distance traffic. The Company's competitors in the private line business include AT&T, MCI, Sprint, WorldCom, Qwest and certain regional carriers. MCI and WorldCom have announced a planned merger, and applications for approval of that merger are pending. If the MCI/WorldCom merger is approved, the result would be an even larger, and potentially stronger, entity with whom the Company would have to compete. Qwest is constructing a coast-to-coast fiber optic network and Frontier has agreed to pay $500.0 million for fibers in Qwest's network. Qwest is, and Frontier may become, a competitor of the Company, in the private line business. In addition, Qwest and LCI have also recently announced a planned merger. The Qwest/LCI merger would result in another larger, and potentially stronger, competitor. Furthermore, Level 3, a telecommunications and information service company, has announced that it will spend approximately $3.0 billion to construct a 20,000 mile fiber optic communications network entirely based on Internet technology. The Williams Companies, a competitor of the Company, has also announced that it is accelerating the expansion of its national fiber optic network with a $2.7 billion investment to create a 32,000 mile system by the end of 2001. Important competitive factors in the private line business are price, customer service, network location and quality, reliability and availability. See "-- Private Line Services."

     Long Distance Switched Services. Long distance companies may be characterized as switched or switchless carriers. Sellers of long distance switched services are generally switched carriers, such as the Company, that own one or more switches that direct telecommunications traffic. Facilities-based carriers are generally switched carriers. However, many non-facilities based carriers (e.g., many long distance resellers) have switches. The Company's customers for switched services are switchless carriers that depend on switched carriers to provide long distance switched services to their end users. The Company's competitors in the long distance switched services business include AT&T, MCI, Sprint, WorldCom and Frontier and many non-facilities-based switched carriers. Important competitive factors in the long distance switched services business are price, customer service (particularly with respect to speed in delivery of computer billing records and set-up of new end users with the LECs), ability of the network to complete calls with a minimum of network-caused busy signals, scope of services offered, reliability and transmission quality.

  Call Routing

     An inter-LATA long distance telephone call begins with the caller's LEC transmitting the call by means of its local switched network to a point of connection with an interexchange carrier. The interexchange carrier, through its switches and long distance transmission network, transmits the call to the called party's LEC, which then completes the call over its local facilities. For each long distance call, the originating LEC charges an access fee. The interexchange carrier also charges a fee for its transmission of the call, a portion of which consists of a fee charged by the LEC used to deliver the call. Under the Telecom Act, state proceedings may in certain instances determine LEC access charge rates. Further, ongoing access charge proceedings at the federal level may affect the access charges long distance carriers pay to LECs. It is uncertain at this time what effect such proceedings may have on such rates.

  Technology

     Long distance voice traffic generally is transmitted through digital microwave or fiber optic systems. Long distance data traffic is generally transmitted through fiber optic systems or satellites.

     Fiber Optic Systems. Fiber optic systems use laser-generated light to transmit voice and data in digital format through fine strands of glass. Fiber optic systems are characterized by large circuit capacity, good sound quality, resistance to external signal interference and direct interface with digital switching equipment. A pair of modern fiber optic strands, using current technology, is capable of carrying four OC-192s. Because fiber optic signals disperse over distance, they must be regenerated at sites located along the fiber optic cable (on older fiber optic systems the interval is 20 to 25 miles; on newer systems that utilize modern fiber optic cable and splicing methods, such as will be used in the expansion of the Company's digital telecommunications network (the "Network"), it is approximately 50 to 75 miles).

     Microwave Systems. Although limited in capacity in comparison with fiber optic systems (generally, no more than 28 DS-3s can be transmitted by microwave between two antennae), digital microwave systems offer an effective and reliable means of transmitting voice and data signals over intermediate and longer distances. Microwaves are very high frequency radio waves that can be reflected, focused and beamed in a line-of-sight transmission path. Because of their electro-physical properties, microwaves can be used to transmit signals through the air, with relatively little power. To create a communications circuit, microwave signals are transmitted through a focusing antenna, received by an antenna at the next station in the network, then amplified and retransmitted. Because microwaves attenuate as they travel through the air, this transmission process must be repeated at repeater stations, which consist of radio equipment, antennae and back-up power sources, located on average every 25 miles along the transmission network.

BUSINESS STRATEGY

     The Company's objective is to become the preferred provider of integrated network-based information delivery solutions, utilizing its high-capacity, state-of-the-art national fiber network. The Company's primary near-term goals are to: (i) increase revenues by using the expanded Network to generate new customers and increasing business from existing customers; (ii) improve profitability by migrating traffic from circuits leased from other carriers onto the Network; (iii) enter into additional cost-saving arrangements with other carriers to reduce the cost of the existing Network construction and develop additional Network expansion opportunities; (iv) leverage the relationship with PSINet to generate new Internet services customers and large account customers who require bundled voice, data and Internet transmission services; and (v) complete the acquisition and integration of NLD, including the migration of its traffic onto the Network.

     In order to achieve these goals the Company intends to pursue the following strategy:

     Enter Into Cost-Saving Arrangements. The Company has included excess fiber in its Network expansion which it is using to reduce the net cost of construction through: (i) leasing or selling excess fiber to other carriers; and
(ii) exchanging excess fiber for fibers or capacity on other carriers' networks. Additionally, the Company seeks to obtain the right to install Company-owned fibers in new routes being constructed by other carriers along the proposed Network expansion routes in exchange for the Company (a) sharing network construction costs; (b) allowing the other carrier to use excess fiber along certain routes in the Network; or (c) allowing the other carrier to add its own fiber to certain segments of the Network.

     The Company has already entered into cost-saving agreements with other carriers that are expected to reduce the per-route-mile cost of construction, including:

          (i) a contract with WorldCom pursuant to which each company has constructed a fiber route approximately 1,100 miles long and placed fibers for both companies along the route;

          (ii) contracts with LCI pursuant to which LCI has agreed to purchase an IRU in fibers from Chicago to Los Angeles for approximately $97.9 million (the "Chicago-LA LCI Fiber Sale") and from Cleveland to New York for approximately $20.0 million (the "Cleveland-NY LCI Fiber Sale");

          (iii) a contract with MCI pursuant to which MCI has agreed to purchase an IRU in fibers from New York to Los Angeles for approximately $121.0 million (the "MCI Fiber Sale");

          (iv) a contract with Vyvx to exchange the use of certain fibers on the Company's New York to Los Angeles route for the use of fibers on an approximately 1,760-mile route under construction by Vyvx from Washington D.C. to Houston;

          (v) joint construction agreements with LCI, DTI and CCTS allowing the Company to share the costs of constructing certain routes in Illinois, Ohio and Missouri;

          (vi) a contract with MFS pursuant to which MFS will include fibers for the Company in a route it is constructing from Cleveland to New York;

          (vii) contracts with GST and WorldCom providing for the sale of fiber along certain routes;

          (viii) a contract with FTV to exchange the use of certain fibers on the Company's Las Vegas to Los Angeles route for the use of fibers on FTV's Las Vegas to Portland route;

          (ix) a contract with MFN to exchange the use of certain fibers on the Company's Chicago to New York route for the use of fibers on MFN's Washington D.C. to New York route; and

          (x) a contract with GST to exchange the use of certain fibers on the Company's Phoenix to Los Angeles route for the use of fibers on GST's route from Los Angeles to Oakland (near San Francisco).

     Reduce Operating Costs. The Company expects to achieve substantial operating cost savings from the Network expansion by replacing a portion of the capacity it leases from other carriers with its own Network capacity. The Company incurred costs of approximately $92.2 million for leased off-net fiber optic capacity from other carriers in 1997. Although revenue growth may result in increased future off-net usage, the Company believes the Network expansion will result in reduced expenditures for capacity currently leased off-net (as well as reduced expenditures for future capacity otherwise required to support revenue growth) and increased operating cash flow, because the new fiber routes
(i) are targeted for geographic areas that the Network currently does not reach or is capacity limited or where the Company leases off-net capacity and (ii) will allow the Company to enter into additional exchanges of fiber capacity on new routes with other carriers.

     Increase Private Line Revenues. Geographic limitations and nearly full utilization of the then-existing Network previously limited the Company's ability to expand its private line business. The Network expansion has added high-capacity new routes and substantially increased the capacity of certain existing routes, allowing the Company to lease additional circuits to its customers, including high-capacity, high-margin circuits such as OC-3s, OC-12s and OC-48s. The Company has already generated significant orders for capacity on the new routes. The Company continues to seek significant new orders over the Network expansion routes and believes that it is well positioned to obtain such orders.

     Additionally, the Company specifically designed the Network expansion along routes geographically diverse from those of other facilities-based carriers. In recent years, companies such as AT&T and MCI have used the Company to provide alternative routes to help protect their networks in the event of a service outage. Such companies prefer routes separated geographically from their own networks to increase the possibility that the alternative route will be functional in the event of a natural disaster. The Company believes that the

Network expansion greatly increases the attractiveness of the Company's Network as an alternative routing network backup to the major carriers.

     Expand the Long Distance Switched Services Business. The Company has established itself as an alternative provider of long distance switched services with nation-wide origination and domestic and international termination capability with switched services revenues in 1997 of $258.3 million. The Company currently has over 100 customers and believes that it is well positioned to attract other long distance resellers for its long distance switched services. The Company believes that the low embedded cost of its Network provides a significant advantage when competing to provide long distance switched traffic to resellers, cable companies, RBOCs, utility companies and others which are permitted to enter the long distance business under recent changes in telecommunications law. By the end of 1998, the Company intends to add four additional long distance voice/data switches which, if installed, will provide additional capacity to originate and terminate traffic. Although the Company has not yet achieved positive EBITDA in its long distance switched services business, the Company is seeking to improve the results in this business by continuing to seek a more efficient customer traffic mix and by increasing the scale and scope of traffic carried over its Network. Specifically, the Company's focus is on (i) obtaining traffic that meets its profitability requirements and aligns with the Company's current and planned Network, (ii) identifying new products and customers with large capacity requirements, (iii) identifying Internet, intranet and data traffic opportunities and (iv) identifying joint venture and acquisition candidates that will increase the flow and mix of traffic in the Company's Network and increase its reach.

     Expand Data and Internet Business. The Company is using advanced fiber optic technology in its Network expansion. The expanded Network's SONET technology and broadband capabilities provide a platform to support advanced, capacity-intensive products such as Frame Relay, ATM, multimedia, and Internet-related applications. The Company has equipped its network with 15 data switches (8 more are expected by the end of 1998) and other equipment necessary to enter into the Frame Relay and ATM transmission business. The Company has agreed to acquire a small company with data communications expertise to increase its data engineering capabilities. The acquisition, in which the Company will issue approximately 42,000 shares of Common Stock, is scheduled to close in the first half of 1998.

     To enhance the Company's product and service offerings, in February 1998, the Company consummated agreements with PSINet which allow each party to market and sell the products and services of the other party. Under the terms of the agreements, the Company will provide PSINet with a 20-year IRU in 10,000 miles of OC-48 transmission capacity on its Network in exchange for approximately 10.2 million shares representing 20% (post-issuance) of PSINet's common stock.

     Establish Long-Term Customer Relationships. The Company seeks to establish a dependable revenue stream through long-term relationships with its customers. The Company has private line contracts (generally on a long-term basis) with over 230 long distance carriers, including AT&T, MCI, Sprint, WorldCom, Cable & Wireless, Frontier and LCI. The Company has historically enjoyed a high customer retention rate in its private line business. Although the Company's switches first became fully operational in the first quarter of 1996, the Company has already entered into contracts with over 100 long distance resellers.

     Provide a Sophisticated Automated Software Interface. The Company seeks to increase its attractiveness to existing and potential customers of switched long distance services by providing a sophisticated automated interface to the Company's computer system through its proprietary IXC Online software. Utilizing IXC Online, customers are able to access up-to-date information regarding their end-user customers and the calls made by such end-users. IXC Online is designed to allow each of the Company's carrier customers to: (i) download call detail records for its end-users for billing purposes; (ii) arrange with the appropriate LEC to register the carrier as the designated long distance carrier for its new end-users; and (iii) file trouble reports for resolution.

THE COMPANY'S NETWORK

  Facilities

     As of December 31, 1997, the Network included over 10,500 digital route miles (including over 5,500 fiber route miles). The Network is expected to include over 11,500 digital route miles (including over 6,500 fiber route miles) by the end of the first quarter of 1998. Prior to beginning construction of the Network expansion in late 1995, the Company owned a digital coast-to-coast network containing over 1,900 route miles of fiber optic cable and over 5,000 route miles of digital microwave. As of December 31, 1997, the Company had over 3,600 route miles of advanced fiber optic cable and electronics in operation. The Company is expected to have over 5,000 route miles of advanced fiber optic cable and electronics in operation by the end of the first quarter of 1998.

     The Company's owned facilities are supplemented with approximately 240,000 equivalent DS-3 miles of fiber capacity obtained from other carriers. Of such capacity, over 200,000 DS-3 miles are leased by the Company. Approximately 39,000 DS-3 miles of such capacity are obtained by the Company through long-term capacity-exchange agreements with MCI and WorldCom whereby the Company trades capacity or fibers on its fiber network for capacity on the other carriers' networks. In addition, the Company has agreements with CCTS and LCI to exchange OC-48 capacity on certain routes. The Company has been able to negotiate these significant exchange agreements because of the placement of the Company's existing Network in locations where other facilities-based carriers require additional capacity and the comparatively large expense to such other carriers of constructing new fiber optic facilities. Such exchange agreements increase the scope of the Network through the addition of the exchanged capacity while reducing the Company's cash expenditures for off-net facilities.

     The Network includes seven digital long distance voice/data switches located in Los Angeles, Dallas, Chicago, Philadelphia, Atlanta, Joplin, Missouri and New York, New York each directly connected over either on-net or off-net private line circuits: (i) to at least two other switching centers; (ii) to certain of the Company's over 50 Hubs (local connection points); and (iii) to certain LEC Central Office switches. The Company plans to install four additional voice/data switches in 1998. The Hubs are connected (generally by off-net circuits) to LEC Central Office switches, which in turn are connected to end-user telephone lines. The switches utilize common channel signaling (SS7), which reduces connect time delays. The Network also includes 15 Frame Relay-ATM data switches located in major cities. The Company's switched operations are supplemented by agreements with Frontier and WorldCom. Under such agreements, Frontier and WorldCom supply switched capacity to the Company on a per-minute basis, automatically handling calls routed through LEC Central Offices not connected to the Company's Hubs or switches and calls which exceed the capacity of the Company's switched network.

     The capacity of the Company's switches may be expanded with processor upgrades, additional memory and ports. The Company plans to add more ports and other equipment for its existing switches and to add additional switches as required to accommodate customer demand, including 8 additional Frame Relay-ATM switches by the end of 1998.

     The new fiber optic routes are being constructed with fiber capable of supporting bi-directional SONET rings for enhanced network reliability. As each new route is completed and placed into service, it will be equipped with an OC-48 in order to provide initial transmission capacity. The Company is currently in the process of equipping certain of its routes with additional OC-48s in order to meet customer demand for its services.

  Network Reliability

     The Network offers a reliable means of transmitting large volumes of voice and data signals. To assist in providing reliable and high-quality transmission service, all important functions of the network are monitored during regular business hours from regional operations centers in Columbus, Kansas City, Fort Worth and Tucson. Thereafter, monitoring is conducted from the Company's national operations center in its Austin headquarters. The national center also provides overall system monitoring on a 24-hour basis. This system alerts the Company to situations which could affect customer transmission and generally allows the Company to take remedial actions before customer service is affected. In addition, at December 31, 1997, the Company employed approximately 83 operations personnel who are based along the Network to perform preventative maintenance as well as repair functions on its private line network. Company operations personnel conduct annual system performance testing and make periodic unannounced visits to terminal sites to evaluate technician performance. At December 31, 1997, the Company maintained a staff of 31 technicians to provide maintenance and other technical support services for switched long distance services.

  Network Expansion

     In 1995 the Company began a significant expansion of the Network. The expanded Network is expected to deliver the following significant strategic and financial benefits to the Company:

          (i) substantial savings by allowing the Company to move on to its own Network a significant portion of its traffic that it currently carries on circuits which it leases from other carriers;

          (ii) high-capacity new routes and substantially increased capacity on certain existing routes, allowing the Company to increase revenues by leasing additional circuits to its customers, including high-capacity circuits such as OC-3s, OC-12s and OC-48s;

          (iii) lower underlying transmission and network operating costs;

          (iv) sufficient capacity to support increasing demand expected from Internet and multimedia applications, Frame Relay and ATM; and

          (v) reduced capital costs through sales and exchanges of excess fiber which the Company is including in its Network expansion specifically for that purpose.

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

     The Company expects that the Network expansion will produce additional cost savings by supporting growth in its private line and long distance switched services businesses which would otherwise require significant off-net capacity usage. The Network expansion will enable the Company to avoid increased expenditures for leasing off-net capacity because the new fiber routes: (i) should carry much of the traffic that would otherwise be transmitted over off-net circuits and (ii) may enable the Company to enter into additional exchanges of fiber capacity with other carriers. In this way, the Company seeks to improve cash flow through increasing revenues and reducing certain costs. The Network expansion has already enabled the Company to obtain significant orders for capacity on the new routes. The Company continues to seek significant new orders over the Network expansion routes and believes that it is well positioned to obtain such orders.

     Frame Relay, ATM and Internet Services. During the first quarter of 1997, the Company began providing Frame Relay and ATM-based switched data services in order to capitalize on the growing demand for Internet and electronic data transfer services. To enhance the Company's product and service offerings, in February 1998, the Company consummated agreements with PSINet which allow each party to market and sell the products and services of the other party. Under the terms of the agreements, the Company will provide PSINet with a 20-year IRU in 10,000 miles of OC-48 transmission capacity on its Network in exchange for approximately 10.2 million shares representing 20% (post-issuance) of PSINet common stock. If the value of the PSINet common stock received by the Company is less than $240.0 million at the earlier of one year after the final delivery of the transmission capacity (scheduled for late-1999) or four years after the transaction's closing, PSINet, at its option, will pay the Company cash and/or deliver additional PSINet common stock to bring the value of the Company's investment to $240.0 million. Upon delivery of the transmission capacity to

PSINet, the Company will begin to receive a maintenance fee which, as the full capacity has been delivered, should increase to approximately $11.5 million per year.

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

     Plans to complete the Network expansion along the following routes (the routes and expected delivery dates are subject to change) are as follows:

          (i) One route will consist of a fiber optic route to supplement the Company's existing New York-Los Angeles route, which consists primarily of digital microwave facilities which are now used to capacity. This coast-to-coast route is to extend from New York to Los Angeles over new fiber optic cable through upstate New York, Cleveland, Chicago, St. Louis, Dallas, Phoenix and Las Vegas. This route, much of which is already complete, is scheduled for completion during the first quarter of 1998.

          (ii) An additional route is now under construction from Washington, D.C. to Atlanta and then to Houston. The Washington-Atlanta portion of the route will be constructed by Vyvx and is scheduled for completion in mid-1998. Additions to the route, from New York to Washington, D.C. and Houston to Dallas, are scheduled to be completed by the end of 1998.

          (iii) Routes are also planned for construction from Los Angeles to San Francisco, and to link Toledo, Detroit and Chicago.

     Additional routes will be added to the Network expansion as opportunities for advantageous cost sharing or exchange arrangements arise or as customer demand requires.

     The Company plans generally to light initially only two to four of the new fibers in the route from New York to Los Angeles via St. Louis and the route from New York to Houston via Atlanta. Certain of the remaining fibers will be reserved and used as a platform to support emerging capacity-intensive data and multimedia applications. The Company intends to light additional fibers as needed in the future and may use the other additional fibers for sale or exchange arrangements, such as the PSINet transaction. See "-- Business Strategy" and "-- Risk Factors -- Risks Relating to the Network Expansion."

     The Company has already entered into cost-saving agreements with other carriers that have reduced the per-route-mile cost of construction, including:

          (i) a contract with WorldCom pursuant to which each company has constructed a fiber route approximately 1,100 miles long and placed fibers for both companies along the route;

          (ii) the Chicago-LA LCI Fiber Sale and Cleveland-NY LCI Fiber Sale;

          (iii) the MCI Fiber Sale;

          (iv) a contract with Vyvx to exchange the use of certain fibers on the Company's New York to Los Angeles route for the use of fibers on a 1,600-mile route under construction by Vyvx from Washington D.C. to Houston;

          (v) joint construction agreements with LCI, DTI and CCTS allowing the Company to share the costs of constructing certain routes in Illinois, Ohio and Missouri;

          (vi) a contract with MFS pursuant to which MFS will include fibers for the Company in a route it is constructing from Cleveland to New York (MFS has been acquired by WorldCom);

          (vii) contracts with GST and WorldCom providing for the sale of fiber along certain routes;

          (viii) a contract with FTV to exchange the use of certain fibers on the Company's Las Vegas to Los Angeles route for the use of fibers on FTV's Las Vegas to Portland route;

          (ix) a contract with MFN to exchange the use of certain fibers on the Company's Chicago to New York route for the use of fibers on MFN's Washington D.C. to New York route; and

          (x) a contract with GST to exchange the use of certain fibers on the Company's Phoenix to Los Angeles route for the use of fibers on GST's route from Los Angeles to Oakland (near San Francisco).

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

     Through the WorldCom fiber construction agreement, the Vyvx fiber exchange and the other cost-saving arrangements described above, the Company has reduced its expected cost of the Network expansion. The Company seeks to enter into additional cost-saving arrangements such as: (i) leasing or selling excess fiber to other carriers; and (ii) exchanging excess fiber for fibers or capacity on other carriers' networks. Additionally, the Company seeks to obtain the right to install Company-owned fibers in new routes being constructed by other carriers along the proposed Network expansion routes in exchange for the Company (a) sharing network construction costs; (b) allowing the other carrier to use excess fiber along certain routes in the Network; or (c) allowing the other carrier to add its own fiber to certain segments of the Network. See "-- Risk Factors -- Negative Cash Flow and Capital Requirements." The Company has had experience with arrangements of this type with several major carriers, including MCI, Sprint, Cable & Wireless, WorldCom and LCI.

PRIVATE LINE SERVICES

  Overview

     Substantially all of the Company's 1995 revenues, approximately 49% of its revenues in 1996 and approximately 39% of its revenues in 1997 were generated by its private line business. The Company has over 230 active private line customers.

  Strategy

     The Company is seeking to increase revenues in its private line business through meeting these primary objectives: (i) expanding its Network to provide additional capacity on its existing routes and high-capacity new routes to provide access to major population centers (including routes which may be attractive to major carriers as backup routes); (ii) providing high-quality, reliable private line services on a fixed-cost basis at rates generally below those currently offered by AT&T and competitive with those offered by other carriers; and (iii) using the expanded Network as a platform to support increased private line circuit demand which is expected to result in the future from Frame Relay, ATM, multimedia, Internet and other capacity-intensive applications.

     The Company anticipates decreased expenses in its private line business through the Network expansion, which will allow the Company to move traffic from circuits leased from other carriers to its own Network.

  Customers and Marketing

     The Company has over 230 active private line customers, including AT&T, MCI, Sprint, WorldCom, Cable & Wireless, Frontier and LCI. The Company's private line contracts provide for fixed monthly payments, generally in advance. Many of such contracts contain substantial "take or pay" commitments. The Company has historically enjoyed a high customer retention rate in its private line business.

     The Company markets its private line circuit capacity generally to: (i) facilities-based carriers that require private line capacity where they have geographic gaps in their facilities, need additional capacity or require geographically different, alternative routing; and (ii) non-facilities-based carriers requiring private line capacity to carry their customers' long distance traffic. The Company focuses most of its direct sales efforts on providing customer support services to existing customers and on adding new customers. The Company's long-haul circuit sales force at December 31, 1997 consisted of 13 account managers based at the Company's headquarters in Austin and at direct sales offices in or near Washington, D.C., New Haven, San Francisco, Kansas City, Chicago, St. Louis, Houston and Sunrise Beach, Missouri.

     During 1997, AT&T, Frontier and WorldCom, the Company's three largest private line customers, accounted for approximately 6.4%, 4.2% and 4.1%, respectively, of the Company's revenues. The five largest private line customers during 1997 accounted for approximately 20% of the Company's total revenue. See "-- Risk Factors -- Reliance on Major Customers."

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

  Competition

     In providing private line capacity, the Company competes with AT&T, which is the largest supplier of long distance voice and data transmission services in the United States, MCI, WorldCom and Sprint, all of which have substantially greater financial resources than the Company and a far more extensive transmission network than the Network and numerous regional carriers. MCI and WorldCom have announced a planned merger, and applications for approval of that merger are pending. If the MCI/WorldCom merger is approved, the result would be an even larger, and potentially stronger, entity with which the Company would have to compete. In addition, as a result of the Telecom Act and an agreement (the "WTO Agreement") announced in February 1997 by the United States Trade Representative with the World Trade Organization countries to open world telecommunications markets to competition which became effective on February 5, 1998, the Company and its customers will also face competition from the RBOCs, GTE and others such as electric utilities, cable television companies and foreign companies. Qwest is constructing a coast-to-coast fiber optic network and Frontier has agreed to pay $500 million for fibers in Qwest's network. Qwest is, and Frontier may become, a competitor of the Company. In addition, Qwest and LCI have also recently announced a planned merger. The Qwest/LCI merger would result in another larger, and potentially stronger, competitor. Furthermore, Level 3 has announced that it will spend approximately $3.0 billion to construct a 20,000 mile fiber optic communications network entirely based on Internet technology. The Williams Companies, a competitor of the Company, has also announced that it is accelerating the expansion of its national fiber optic network with a $2.7 billion investment to create a 32,000 mile system by the end of 2001. Important competitive factors in the long-haul business are price, customer service, network location and quality, reliability and availability. See "-- Private Line Services" and "-- Risk Factors -- Competition."

LONG DISTANCE SWITCHED SERVICES

  Overview

     In late 1995, the Company expanded into the business of selling long distance switched services to long distance resellers in order to complement its private line business and to capitalize on its ability to provide long distance switched services over its own Network. Long distance switched services are telecommunications services that are processed through the Company's digital switches and carried over long-haul circuits and other transmission facilities owned or leased by the Company. During 1995, the Company set up the infrastructure for its long distance switched services business by installing its switches, connecting them to its Network and to the LECs, acquiring software, hiring personnel and entering into contracts with customers. The Company's switched network became fully operational in February 1996. The Company sells long distance switched services on a per-call basis, charging by MOUs, with payment due monthly after services are rendered.

  Strategy

     The Company seeks to rapidly increase revenues from its long distance switched services business through: (i) long-term arrangements with significant customers and customers the Company considers likely to grow quickly; (ii) providing a sophisticated automated software interface with its customers; (iii) offering pricing which is generally lower than that charged by AT&T and competitive with that of other long distance service providers; and (iv) acquisitions. The Company seeks to increase the profitability of its long distance switched services business by decreasing its average cost per MOU through efficiencies achieved with higher volumes and through reducing network costs through the Network expansion. See "-- Business Strategy."

  Customers and Marketing

     The Company focuses its sales efforts on directly contacting large reseller customers with monthly volumes of at least $1.0 million, and growing resellers with volumes between $50,000 and $250,000 per month that the Company expects to be reasonably likely to grow to the $1.0 million per month level. The Company's switched-products sales force at December 31, 1997 included 18 sales executives based at the Company's headquarters in Austin and at direct sales offices in Atlanta, Dallas, Denver and Los Angeles. Although sales of long distance switched services to end-user customers do not currently account for a significant portion of the Company's switched long distance business, Telecom One, a company which the Company acquired in July 1997, and NLD, a company which the Company expects to acquire in 1998, each sell directly to end users. In addition, the Company may, from time to time, consider acquiring other long distance resellers or end-user customer bases.

     Excel. Excel, the Company's largest customer of switched long distance services, is contractually obligated to utilize at least 70 million minutes of traffic per month. Excel's commitment continues through the earlier of the date on which Excel has routed 4.2 billion minutes over the Network or June 30, 2001. The minimum commitment is subject to reduction or termination: (i) if Excel installs its own switches and invites the Company to bid along with other carriers (to win such bids, the Company would have to be the lowest bidder) to provide Excel with the long-haul circuits utilized by such switches (even if this did occur, Excel would still have to meet the minimum commitment of 70 million minutes per month until June 30, 1998); or (ii) for breach of contract by the Company or for other reasons which the Company believes should be under its control. Although Excel's minimum commitment is 70 million minutes per month, its usage increased substantially above the minimum commitment by December 1996. At December 31, 1997, Excel had routed approximately 2.0 billion minutes over the Network. The Company is Excel's main or sole supplier of 1 Plus Switched Service in over 50 LATAs.

     Customer Contracts. The Company's rates for switched long distance services generally vary with the duration of the call, the day and the time of day the call was made and whether the traffic is intrastate, interstate or international. The rates charged are not affected by which facilities are selected by the Company's switching centers for transmission of the call or by the distance of the call. Different rates are applied to combined origination and termination services than are applied to termination services. The agreements between the Company and its customers for long distance switched services generally provide for payment in arrears based on MOUs. The agreements generally also provide that the customer may terminate the affected service without penalty in the event of substantial and prolonged outages arising from causes within the Company's control, and for certain other defined causes. Generally, the agreements provide that the customer, in order to avoid being obligated to pay higher rates (or, in some cases, penalties), must utilize at least a minimum dollar amount (measured by dollars or MOUs) of long distance switched services per month for the term of the agreement. In certain new contracts, the Company is including provisions to provide for financial penalties for a customer's failure to provide the expected traffic distributions.

     Customer Care. The Company believes that customer support is an important factor in attracting and retaining customers for its long distance switched services. Customer service for long distance switched services includes processing new accounts, responding to inquiries and disputes relating to billing, credit adjustments and cancellations and conducting technical repair and other support services. IXC Online is designed to allow each of the Company's carrier customers to: (i) download current call detail records for its end-users for billing purposes; (ii) arrange with the appropriate LEC to register the carrier as the designated long distance carrier for its new end users; and (iii) file trouble reports for resolution. The Company employed approximately 65 people in its long distance switched services customer service group as of December 31, 1997. See "-- Risk Factors -- Development Risks and Dependence on Long Distance Switched Services Business."

  Decreased Costs through Increased Volumes or Greater Efficiency

     Large MOU volumes should enable the Company to spread its fixed costs over more MOUs and to more efficiently configure its network, reducing the cost per MOU. The Company seeks to efficiently configure the circuits available so that calls are completed on a cost-effective basis. The Company periodically analyzes calling patterns using mathematical formulas to determine the circuit capacity required to cost-effectively service the expected call volume. For example, if there is sufficient calling traffic available, the Company may upgrade transmission circuitry in an area from DS-1 to DS-3. A similar analysis will be made when deciding whether to install a new switch in a region. The Company is continuing to develop procedures to better analyze its expected traffic patterns in order to enhance Network efficiency and identifying customers generating an unprofitable mix of traffic. The Company's strategy of enhancing profitability through efficiency may have the effect of reducing MOU volume and gross revenue in the long distance switched services business.

  Services

     The Company markets a variety of switched long distance services, including operator services, directory assistance, international service and the following:

     1 Plus Switched Service. Provides direct-dial service over the Company's Network.

     1 Plus Dedicated Service. Provides direct-dial service over the Company's Network for end users that have arranged to connect to the Company's nearest Hub through a local loop. This service is less expensive than 1 Plus Switched Service because the access charges of the end-user's LEC are reduced.

     800/888 Switched Service. Provides 800/888 service over the Company's Network.

     800/888 Dedicated Service. Provides 800/888 service over the Company's Network for end users that have arranged to connect to the Company's nearest Hub through a local loop. This service is less expensive than 800/888 Switched Service because the access charges of the end-user's LEC are reduced.

     Calling Card Service. Provides telephone card service.

     Debit Card Service. Provides prepaid telephone card service.

     Switched Termination Service. Provides carrier customers having use of a switch in one area with termination services in other areas.

  Acquisitions

     As part of its growth strategy, the Company acquired Telecom One in July 1997 using shares of its Common Stock as consideration and entered into an agreement in December 1997 to acquire NLD using shares of its Common Stock as consideration. In addition, the Company has agreed to acquire with Common Stock a small company with data communications expertise to increase its data engineering capabilities. The Company may, from time to time, acquire other businesses, assets or securities of companies which it believes provide a strategic fit with its business and network. Although the Company currently has no other commitments or agreements with respect to any material acquisitions, it has reviewed potential acquisition candidates and has held preliminary discussions with a number of these candidates. The Company may use Common Stock as consideration for other acquisitions.

     The Company has agreed to acquire NLD, a long-distance reseller with over $100.0 million in revenue in 1997, for approximately 4.3 million shares of Common Stock (including approximately 300,000 shares issuable with respect to NLD options and warrants). NLD has a national direct sales force selling primarily to small and medium-sized businesses. The Company believes it can improve the profitability of NLD because it can lower its costs of call transmission. This acquisition is a part of a Company strategy to expand by acquiring select resellers on advantageous terms as opportunities arise. The Company believes that its acquisition of NLD will provide an important foundation for growth in the business retail long distance market, however, there can be no assurances that the acquisition, if consummated, will have such effect. See "-- Risk Factors -- Integration of Acquired Businesses; Business Combinations."

  Competition

     The Company competes with numerous facilities-based interexchange carriers, some of which are substantially larger, have substantially greater financial, technical and marketing resources and utilize larger transmission systems than the Company. AT&T is the largest supplier of long distance switched services in the United States inter-LATA market. The Company also competes in selling long distance switched services with: (i) other facilities-based carriers, such as MCI, Sprint, WorldCom, Quest, The Williams Companies and certain regional carriers, and (ii) certain non-facilities-based carriers. MCI and WorldCom have announced a planned merger, and applications for approval of that merger are pending. If the MCI/WorldCom merger is approved, the result would be an even larger, and potentially stronger, entity with whom the Company would have to compete. Frontier has agreed to pay $500.0 million for fibers in Qwest's network. Qwest is, and Frontier may become, a competitor of the Company. In addition, Qwest and LCI have also recently announced a planned merger. The Qwest/LCI merger would result in another larger, and potentially stronger, competitor. Furthermore, Level 3 has announced that it will spend approximately $3.0 billion to construct a 20,000 mile fiber optic communications network entirely based on Internet technology. The Williams Companies has also announced that it is accelerating the expansion of its national fiber optic network with a $2.7 billion investment to create a 32,000 mile system by the end of 2001. As a result of the Telecom Act and recent WTO Agreement, the Company will also now face competition from the RBOCs, GTE and others such as electric utilities, cable television companies and foreign companies. The Company believes that the principal competitive factors affecting it are price, customer service (particularly with respect to speed in delivery of computer billing records and set-up of new end users with the LECs), ability of the network to complete calls with a minimum of network-caused busy signals, scope of services offered, reliability and transmission quality. The ability of the Company to compete effectively will depend upon its ability to maintain high-quality services at prices generally equal to or below those charged by its competitors. In the United States, price competition in the long distance business has been intensive over the last five years. In 1995, the FCC reclassified AT&T as a "non-dominant" carrier, freeing AT&T from price regulation of its long distance services. Since the Company believes that its customers generally price their service offerings at or below the prices charged by AT&T for its telecommunications services, reductions by AT&T in its rates may necessitate similar price decreases by the Company. See "-- Risk Factors -- Competition."

REGULATION

     Certain subsidiaries of the Company operate as communications common carriers. These subsidiaries are subject to applicable FCC regulations under the Communications Act of 1934, as amended (the "Communications Act"), some of which may be affected by the Telecom Act of 1996 and regulations being promulgated thereunder. See "-- Risk Factors -- Recent Legislation and Regulatory Uncertainty." In addition, those subsidiaries which operate the Company's microwave Network are subject to applicable FCC regulations for use of the radio frequencies. The FCC issues licenses to use certain radio frequency spectrum at transmitter site locations. Each license gives the Company the right to operate the microwave radio station for the term of the license. Currently, the Company holds licenses to operate the microwave sites in the Network. The licenses all expire in 2001. These licenses are renewable upon application containing a statement that they are used in compliance with the applicable FCC rules. The Company expects that the FCC will renew its licenses in due course. The Communications Act currently limits ownership of an entity holding such licenses by non-U.S. citizens, foreign corporations and foreign governments. The Company is subject to regulation by the Federal Aviation Administration with respect to the construction of transmission towers and to certain local zoning regulation affecting construction of towers and other facilities.

     Recent court decisions (which were issued before the Telecom Act of 1996) require the FCC to require carriers to file tariffs. However, the FCC currently does not actively exercise its authority to regulate such carriers' rates and services. Moreover, the Telecom Act of 1996 gives the FCC authority to forbear from applying certain provisions of the Communications Act, including the requirement that carriers file tariffs. The FCC has recently issued an order implementing a mandatory detariffing policy that eliminates the tariff requirements for non-dominant interstate, interexchange carriers. An appeal of the FCC's order resulted in the order being stayed. The appeal is being held in abeyance, pending the FCC's action on motions for reconsideration. Regardless of the outcome of the detariffing proceeding, the FCC will retain jurisdiction to act upon complaints against any common carrier for failure to comply with its statutory obligations as a common carrier.

     The FCCs reclassification of AT&T as a non-dominant carrier may affect the Company, because it competes with AT&T. The FCC's current and future actions could result in decreases in the rates charged to end-user customers by AT&T and other competitors for their services. Thus, one effect of the FCC's action may be to further intensify price competition among long distance companies.

     The FCC regulates many of the rates, charges and services provided by the LECs. Such regulation can also affect the costs of business for the Company, its customers and its competitors, because carriers such as the Company must purchase local access services from LECs to originate and terminate calls. The FCC's current price cap regulation of the RBOCs and other LECs provides them with considerable flexibility in pricing their services. The FCC recently issued two orders regarding access charge reform and transport rate structure and pricing. Both orders have been appealed and in the interim, on January 1, 1998, LEC tariffs implementing the requirements of the FCC orders went into effect. The outcomes of the appeals, and the outcomes of any subsequent FCC rulemaking proceedings, are impossible to predict, but future changes with respect to access charges are likely. Although some increases in certain elements of access charges are anticipated in mid-1998, the overall effect of access charge reform on the Company is currently uncertain. Further, on July 18, 1997, in Iowa Utilities Board v. FCC, the United States Court of Appeals for the Eighth Circuit invalidated key portions of the FCC's August 29, 1996 interconnection order, which the FCC had adopted to facilitate the emergence of local exchange competition. The Supreme Court recently agreed to hear an appeal of the Eighth Circuit's ruling. The further emergence and development of local exchange competition may likely be delayed as a result. Consequently, the Company and its customers may not benefit as quickly from the lower access costs that might otherwise have resulted had competition in the provision of local access services not been thus delayed.

     The Telecom Act directed the FCC to establish a system for compensating payphone service providers ("PSPs") on a per-call basis for calls made from payphones, including coinless calls, such as calling card, collect, and "800" calls. On October 9, 1997, the FCC released an order that set a $0.284 per-call "default" rate that long distance carriers are required to pay to PSPs for certain coinless calls. Although the FCC's order has gone into effect, it is being appealed, and the amount of compensation long distance carriers will ultimately be required to pay to PSPs is currently uncertain.

     In addition, the Telecom Act allows the RBOCs and others to enter the long distance business. Entry of the RBOCs or other entities such as electric utilities and cable television companies into the long distance business may have a negative impact on the Company or its customers. The Telecom Act also establishes criteria for RBOC re-entry into in-region long distance markets, and RBOCs are required to obtain FCC approval before they can begin providing such services. To date, the FCC has rejected four such RBOC applications, at least one of which is being appealed. However, on December 31, 1997, the U.S. District Court for the Northern District of Texas ruled that the provisions of the Telecom Act that apply specifically to RBOCs are unconstitutional. On February 11, 1998, the District Court stayed its order, and the order has been appealed. While the outcome of the appeal is impossible to predict, if the district court's order is upheld, the re-entry of the RBOCs into the in-region long distance market would likely be hastened. Further, the FCC has indicated that it is attempting to establish a "collaborative process" with the RBOCs to facilitate the review and ultimately the approval of such applications.

     The Telecom Act also provides that state proceedings may in certain instances determine access charge rates the Company and its customers are required to pay to the LECs. It is uncertain at this time what effect such proceedings may have on such rates. There can be no assurance that such rates will not be increased. Such increases could have a material adverse effect on the Company and its customers. See "-- Risk Factors -- Recent Legislation and Regulatory Uncertainty" and "Industry Overview."

     The ability of the Company to provide long distance services within any state is generally subject to regulation by a regulatory board in that State. As of December 31, 1997, the Company is operating and has obtained the requisite licenses and approvals in the 48 contiguous continental United States.

MEXICAN JOINT VENTURE

     The Company is indirectly participating in the development of a long distance network to engage in the telecommunications business in Mexico through Marca-Tel S.A. de C.V. ("Marca Tel"). As of December 31, 1997, the Company indirectly owned 24.5% of Marca-Tel through its ownership of 50% of Progress International LLC ("Progress International"), which owned 49% of Marca-Tel. The remaining 51% of Marca-Tel is owned by a Mexican individual and Fomento Radio Beep, S.A. de C.V. The other 50% of Progress International is owned by Westel International, Inc. ("Westel").

     As of December 31, 1997, the Company and Westel have jointly contributed or loaned Progress International a total of $48.7 million, of which $37.0 million has been provided by the Company. Substantially all of such funds have been used by Progress International to fund Marca-Tel. The Company is recognizing its share of the Progress International losses in accordance with its pro rata share of funds provided to Progress International. The net carrying value for the Company's interest in Progress International was $11.6 million at December 31, 1997.

     In September, 1995, Marca-Tel entered into an agreement with a third party to construct a portion of Marca-Tel's telecommunications network in Mexico and to provide significant financing for such construction and related equipment and fiber purchases. Such third party has been granted security interests in all of Marca-Tel's assets, including the telecommunications network, and the owners of Marca-Tel, including Progress International, have pledged their interests in Marca-Tel to collateralize payment to the third party. As of December 31, 1997, approximately $49.1 million was owed by Marca-Tel to such third party.

     In February, 1998, Marca-Tel announced that it was putting further investment in new fiber routes on hold, awaiting more suitable regulatory and market conditions. Because of the continuing adverse regulatory environment in Mexico, Marca-Tel has determined to limit further investment and to reduce its scope of operations. At the present time, the Company does not anticipate significant additional funding to Progress International for investment in Marca-Tel until the regulatory and market conditions in Mexico improve. The Company is not obligated to continue to fund Progress International and the Senior Notes Indenture and the terms of the Exchangeable Preferred Stock contain significant limitations on the amount the Company may invest in Progress International and other non-majority owned entities. However, failure to provide further significant funding to Progress International is likely to result in a default under Marca-Tel's financial arrangements and could result in the foreclosure of the third party's security interest. The Company's interest in Progress International, and thus its indirect interest in Marca-Tel, therefore could be diluted or lost entirely.

     The forward-looking statements set forth above with respect to the capital needs of Progress International and of Marca-Tel and the successful completion and operation of Marca-Tel's fiber optic system in Mexico are based on certain assumptions as to future events. Important assumptions, which if not met, could adversely affect Marca-Tel's ability to achieve satisfactory results include that: (i) there will be no significant delays or cost overruns with respect to the network expansion; (ii) the Company's contractors and partners in cost-saving arrangements will perform their obligations; (iii) rights-of-way can be obtained in a timely, cost-effective basis; (iv) the routes of the network expansion are substantially completed on schedule; (v) Marca-Tel can successfully operate its long distance switched services business on a cost effective basis (including the provision of billing information in an accurate and timely manner) for volumes that it has not previously handled; (vi) Marca-Tel can obtain sufficient funds from debt or equity offerings, joint venture arrangements, accounts, additional vendor financing, or otherwise and
(vii) regulatory and market conditions improve.

EMPLOYEES

     As of December 31, 1997, the Company employed 712 people, of whom 349 provided operational and technical services, 67 provided engineering services and the balance were engaged in administration and marketing. The Company's employees are not represented by any labor union. The Company considers its employee relations to be good and has not experienced any work stoppages.

RISK FACTORS

     Statements contained in this Annual Report on Form 10-K regarding the Company's expectations with respect to its network expansion, related financings and fiber sale and cost-saving agreements, future operations and other information, which can be identified by the use of forward-looking terminology, such as "may," "will," "expect," "anticipate," "estimate," "believe," "seek" or "continue" or the negative thereof or other variations thereon or comparable terminology, are forward-looking statements. The discussions set forth below constitute cautionary statements identifying important factors with respect to such forward-looking statements, including risks and uncertainties, that could cause actual results to differ materially from results referred to in the forward-looking statements. There can be no assurance that the Company's expectations regarding any of these matters will be fulfilled.

  Negative Cash Flow and Capital Requirements

     The Company's capital expenditures were $314.3 million and interest expense and capitalized interest were $38.6 million for 1997. The Company's EBITDA was $15.5 million, its cash flow provided by operating activities was $14.3 million and its net loss was $94.6 million for 1997. The Company expects to make substantial capital expenditures in excess of $500.0 million (subject to the availability of capital) during 1998 and substantial amounts thereafter. Accordingly, the Company needs and will continue to need a substantial amount of cash from outside sources. The Company anticipates meeting the cash requirements relating to such capital expenditures from cash on hand, cash flow from fiber sales and its operations, other vendor financing, if available, and additional equity and/or debt financings. The Company intends to incur a substantial amount of additional indebtedness and may issue a substantial amount of additional equity securities over the near term. The amount of actual capital expenditures may vary materially as a result of cost-saving arrangements, increases or decreases in the amount of traffic on the Network, unexpected costs, delays or advances in the timing of certain capital expenditures and other factors. The Company's ability to meet the cash costs of such capital expenditures is dependent in part upon the Company's ability to complete the construction of the Network expansion in a timely manner and otherwise perform its obligations to the satisfaction of each of LCI and MCI so that it can complete the Chicago-LA LCI Fiber Sale and the MCI Fiber Sale, to enter into cost-saving arrangements with carriers or other large users of fiber capacity, to otherwise raise significant capital and/or to significantly increase its cash flow. The failure of the Company to accomplish any of the foregoing may significantly delay or prevent such capital expenditures, which would have a material adverse effect on the Company and the value of the Common Stock and its other securities.

     The Company's long distance switched services business will require cash to meet operating expenses. In order to offer long distance switched services, the Company installed switches, connected them to its Network and to the LECs (as defined), acquired software and hired the personnel needed to establish a national switched network. The Company's long distance switched services business generated negative EBITDA for 1996 and 1997 and the Company believes it may be negative during 1998, due to, among other things, access costs and uneven traffic patterns creating high network overflow costs. Although the Company has not yet achieved positive EBITDA in its long distance switched services business, the Company is seeking to improve the results in this business by increasing the scale and scope of traffic carried over its Network. Specifically, the Company's focus is on (i) obtaining traffic that meets its profitability requirements and aligns with the Company's current and planned Network, (ii) identifying new products and customers with large capacity requirements, (iii) identifying Internet, intranet and data traffic opportunities and (iv) identifying joint venture and acquisition candidates that will increase the flow and mix of traffic in the Company's Network and increase its global reach. For a discussion of important factors that could cause the Company's long distance switched services business to fail to generate positive EBITDA, see "-- Risk Factors -- Development Risks and Dependence on Long Distance Switched Services Business."

     The Company is required to make annual interest payments of $35.6 million with respect to the Company's outstanding $285.0 million principal amount of the Senior Notes. The Company will also be required to make interest payments and, beginning June 30, 1998, principal payments in connection with borrowings under a secured equipment financing facility of up to $28.0 million (approximately $18.0 million of which had been borrowed at March 1, 1998) entered into with NTFC Capital Corporation and Export Development Corporation, in July 1997 (the "NTFC Equipment Facility"). Delays in the Network expansion, larger than anticipated capital expenditures for the Network or continued negative cash flow from the long distance switched services business could impair the ability of the Company to meet its obligations under the Senior Notes and other indebtedness, to pay cash dividends on the Convertible Preferred Stock and the Exchangeable Preferred Stock and to access additional sources of funding, any of which would have a material adverse effect on the Company and the value of the Common Stock and its other securities. See "-- Risk Factors -- Risks Relating to the Network Expansion," and "-- Risk Factors -- Development Risks and Dependence on Long Distance Switched Services Business."

     The Company anticipates that in the event it is unable to obtain vendor financing on acceptable terms, consummate the MCI Fiber Sale and the Chicago-LA LCI Fiber Sale, or sell additional equity and/or debt securities in order to complete its planned Network expansion, it may be required to curtail or delay its planned Network expansion. Furthermore, before incurring additional indebtedness, the Company may be required to obtain the consent of, or repay, its debtholders. The Company's failure to obtain additional financing or, in the alternative, its decision to curtail or delay its planned network expansion could have a material adverse effect on its business, results of operations and financial condition.

     In October 1997, the Company formed a joint venture with Telenor AS, the Norwegian national telephone company, to provide telecommunication services to carriers and resellers in nine European countries. The joint venture is owned 40 percent by the Company, 40 percent by Telenor Global Services AS ("Telenor"), and 20 percent by Clarion Resources Communications Corporation, a U.S.-based telecommunications company in which Telenor owns a controlling interest. Although the Company cannot accurately predict the capital that will be required to implement such joint venture (the "European Joint Venture"), the Company estimates that its 1997 funding of approximately $5.8 million will be sufficient for 1998. However, there can be no assurance that the European Joint Venture will not require more capital from the Company during 1998 and thereafter.

     In December 1997, the Company formed Unidial Communications Services, LLC, a joint venture with Unidial Incorporated ("Unidial"). The joint venture is building a direct sales force to market and sell Unidial's and the Company's products over the Company's Network. The joint venture is owned 80 percent by

Unidial and 20 percent by the Company. Subject to the terms of the joint venture agreement, upon request of the President of the joint venture, the Company is obligated to contribute up to an additional $7.5 million during 1998 and after November 1, 1998, it may be obligated to contribute up to an additional $4.0 million. After its funding obligation is fulfilled, the Company is not required to fund any future contributions to the joint venture, but to the extent Unidial funds such contributions, the Company's interest in the joint venture may be diluted.

     The cash requirements described above do not include any cash which may be required for acquisitions the Company may make. See "-- Risk
Factors -- Integration of Acquired Businesses; Business Combination."

  Substantial Indebtedness

     The Company is highly leveraged. As of December 31, 1997, the Company had outstanding approximately $320.3 million of long-term debt and capital lease obligations (including the current portion thereof) principally consisting of its outstanding $285.0 million principal amount of the Senior Notes. Furthermore, the Company may borrow an aggregate of up to $28.0 million (approximately $18.0 million of which had been borrowed at March 1, 1998), under the NTFC Equipment Facility. In addition, the Company is in discussions with various investment bankers, vendors and lending institutions regarding several substantial additional debt financings. If such additional debt financings occur, they will substantially increase the Company's interest expense. Furthermore, the Company will become more highly leveraged if it exchanges the Exchangeable Preferred Stock for Exchange Debentures pursuant to the terms of the Certificate of Designation in connection with the Exchangeable Preferred Stock.

     The Company's significant debt burden could have several important consequences to the holders of the Common Stock, including, but not limited to:
(i) all or a significant portion of the Company's cash flow from operations must be used to service its debt instead of being used in the Company's business (in 1997, the Company's cash flow from operations was $14.3 million and interest expense was $31.3 million); (ii) the Company's significant degree of leverage could increase its vulnerability to changes in general economic conditions or increases in prevailing interest rates; (iii) the Company's flexibility to obtain additional financing in the future, as needed to continue the Network expansion or for any other reason, may be impaired by the amount of debt outstanding and the restrictions imposed by the covenants contained in the Senior Notes Indenture and in agreements relating to other indebtedness; and
(iv) the Company may be more leveraged than certain of its competitors, which may be a competitive disadvantage. There can be no assurance that the Company's cash flow from operations will be sufficient to meet its obligations under the Senior Notes or other indebtedness or the Convertible Preferred Stock or the Exchangeable Preferred Stock as payments become due or that the Company will be able to refinance the Senior Notes or other indebtedness at maturity or the Convertible Preferred Stock or the Exchangeable Preferred Stock upon mandatory redemption.

     The Company anticipates that earnings will be insufficient to cover fixed charges and cash dividends on preferred stock for the next several years. In order for the Company to meet its debt and dividend service obligations, and its dividend and redemption obligations with respect to its preferred stock, the Company will need to substantially improve its operating results. There can be no assurance that the Company's operating results will be sufficient to enable the Company to meet its debt service obligations, and its dividend and redemption obligations with respect to its preferred stock. In the absence of a substantial improvement in operating results, the Company would face substantial liquidity problems and would be required to raise additional financing through the issuance of debt or equity securities; however, there can be no assurance that the Company would be successful in raising such financing.

  Recent and Expected Losses

     The Company reported a net loss of $37.4 million for the year ended December 31, 1996 and a net loss of $94.6 million for the year ended December 31, 1997, primarily due to substantial depreciation related to capital expenditures, interest expense associated with the Senior Notes and operational expenses associated with the long distance switched services business. During 1998 and thereafter, the Company's ability to generate operating income, EBITDA and net income will depend to a great extent on demand for the private line circuits constructed in the Network expansion and the success of the Company's switched long distance and data services. There can be no assurance that the Company will return to profitability in the future. Failure to generate operating income, EBITDA and net income will impair the Company's ability to: (i) meet its obligations under the Senior Notes or other indebtedness; (ii) pay cash dividends on the Convertible Preferred Stock and the Exchangeable Preferred Stock; (iii) expand its long distance switched services business; and (iv) raise additional equity or debt financing which will be necessary to continue the Network expansion or which may be required for other reasons. Such events could have a material adverse effect on the Company and the value of the Common Stock and its other securities.

  Risks Relating to the Network Expansion; Maintenance of Network, Rights-of-Way and Permits

     The continuing Network expansion is an essential element of the Company's future success. The Company has, from time to time, experienced delays with respect to the construction of certain portions of the Network expansion and may experience similar delays in the future. These delays have postponed the Company's ability to transfer long distance traffic from leased facilities to owned facilities. Although the Company has made significant progress, construction of the New York to Los Angeles via St. Louis route is not yet complete. The Company has substantial existing commitments to purchase materials and labor for construction of the Network expansion, and will need to obtain additional materials and labor which may cost more than anticipated. Substantial portions of the route from New York to Los Angeles via St. Louis and all of the route from Washington to Houston via Atlanta are being constructed by contractors or, pursuant to cost-saving arrangements, by third parties that will include the Company's fiber in routes such carriers are constructing for their own use. Difficulties or delays with respect to any of the foregoing may significantly delay or prevent the completion of the Network expansion, which would have a material adverse effect on the Company, its financial results and the value of the Common Stock and its other securities.

     The expansion of the Company's Network and its construction or acquisition of new networks will be dependent, among other things, on its ability to acquire rights-of-way and required permits from railroads, utilities and governmental authorities on satisfactory terms and conditions and on its ability to finance such expansion, acquisition and construction. Once expansion of the Network is completed and requisite rights and permits are obtained, there can be no assurance that the Company will be able to maintain all of its existing rights and permits. Loss of substantial rights and permits or the failure to enter into and maintain required arrangements for the Company's Network could have a material adverse effect on the Company's business, financial condition and results of operations and on the value of the Common Stock and its other securities.

  Dependence Upon Network Infrastructure; Risk of System Failure; Security Risks

     The Company's success in marketing its services to business and government users requires that the Company provide superior reliability, capacity and security via its Network. The Company's Network and networks upon which it depends are subject to physical damage, power loss, capacity limitations, software defects, breaches of security (by computer virus, break-ins or otherwise) and other disruptions which may cause interruptions in service or reduced capacity for customers, which could have a material adverse effect on the Company's business, financial condition and results of operations and on the value of the Common Stock and its other securities.

  Pricing Pressures and Risks of Industry Over-Capacity

     The long distance transmission industry has generally been characterized by over-capacity and declining prices since shortly after the AT&T divestiture in 1984. The Company believes that, in the last several years, increasing demand has ameliorated the over-capacity and that pricing pressure has been reduced. However, the Company anticipates that prices for its services will continue to decline over the next several years. The Company is aware that certain long distance carriers (WorldCom, MCI, LCI, Qwest and others) are expanding their capacity and believes that other long distance carriers, as well as potential new entrants to the industry, are considering the construction of new fiber optic and other long distance transmission networks. If the MCI/WorldCom merger or the Qwest/LCI merger is approved, the result would be even larger, and potentially stronger, competitor (or competitors) with expanded capacity. Although the Company believes that there are significant barriers to entry for some new entrants that may consider building a new fiber optic network, such as substantial construction costs and the difficulty and expense of securing appropriate rights-of-way, establishing and maintaining a sufficient customer base, recruiting and retaining appropriate personnel and maintaining a reliable network, certain of these barriers may not apply to some new entrants (such as Qwest, utility companies or railroads which already have significant rights-of-way). In addition, Level 3 has announced that it will spend approximately $3.0 billion to construct a 20,000 mile fiber optic communications network entirely based on Internet technology. The Williams Companies has also announced that it is accelerating the expansion of its national fiber optic network with a $2.7 billion investment to create a 32,000 mile system by the end of 2001. Since the cost of the actual fiber is a relatively small portion of the cost of building new transmission lines, companies building such lines are likely to install fiber that provides substantially more transmission capacity than will be needed over the short or medium term. Further, recent technological advances have shown the potential to greatly expand the capacity of existing and new fiber optic cable. Although such technological advances may enable the Company to increase its capacity, an increase in the capacity of the Company's competitors could adversely affect the Company's business. If industry capacity expansion results in capacity that exceeds overall demand in general or along any of the Company's routes, severe additional pricing pressure could develop. As a result, certain industry observers have predicted that, within a few years, there may be dramatic and substantial price reductions and that long distance calls will not be materially more expensive than local calls. In addition, several companies (including AT&T and ICG Communications, Inc.) have announced plans to offer long distance voice telephony over the Internet, at substantially reduced prices. Price reductions could have a material adverse effect on the Company and the value of the Common Stock. See "Management's Discussion and Analysis of Financial Condition and Results of Operations -- Overview."

  Development Risks and Dependence on Long Distance Switched Services Business

     The success of the Company in the long distance switched services business is dependent on the Company's ability to generate significant customer traffic, to manage an efficient switched long distance network and related customer service and the timely completion of the Network expansion. Prior to 1996 the Company had not previously managed a switched long distance network and there can be no assurance that its long distance switched services business can generate positive EBITDA or net income. The failure of the Company to generate increased customer traffic, to complete new routes in a timely manner, or to effectively manage the switched network and related customer service or to generate positive EBITDA or net income from the long distance switched services business would have a material adverse effect on the Company. The Company's long distance switched services business will require cash to meet its operating expenses. The Company's long distance switched services business generated negative EBITDA for each of the four quarters of 1996 and 1997 and the Company believes it may be negative during 1998, due to access costs and uneven traffic patterns creating high network overflow costs. Although the Company is attempting to control such costs and improve EBITDA from long distance switched services, there is no assurance it will be successful. The Company expects that the Network expansion will result in an improvement in the gross margins and EBITDA generated by its long distance switched services business. The Company has experienced and expects to continue to experience difficulties in commencing services for end users of carrier customers. Although the Company believes that its performance with respect to these matters has met or exceeded industry norms, such difficulties may adversely affect the Company's relationships with its customers.

     Important factors that could cause the Company's long distance switched services business to fail to generate positive EBITDA include changes in the businesses of the Company's reseller customers, an inability to attract new customers or to quickly transfer new customers to its Network without problems, the loss of existing customers, problems in the operation of the switched network, the Company's lack of experience with long distance switched services, increases in operating expenses or other factors affecting the Company's revenue or expenses, including delays in the construction of the Network expansion and increased expenses related to access charges and network overflow, not all of which can be controlled by the Company. If traffic does not increase and costs are not adequately controlled there can be no assurance that the long distance switched services business will ever generate positive EBITDA. In addition, to the extent that LECs grant volume discounts with respect to local access charges, the Company may have a cost disadvantage versus the larger carriers. Furthermore, the credit risk for the Company's long distance switched services business is substantially greater than the credit risk for the Company's private line business, because switched long distance customers are charged in arrears on the basis of MOUs (which are frequently subject to dispute), and because many switched long distance customers (in particular, resellers of debit card services) are not as well capitalized as most of the Company's private line customers. The Company's provision for bad debt was $3.0 million in 1996 (when it had $104.0 million of long distance switched services revenue) and $17.4 million in 1997 (when it had $258.3 million of long distance switched services revenue). See "-- Switched Long Distance Services."

  Risks Inherent in Rapid Growth

     Part of the Company's strategy is to achieve rapid growth through expanding its long distance switched services business and through expanding the Network. In addition, the Company may from time to time make acquisitions of resellers, such as NLD and Telecom One, which it believes provide a strategic fit with its business and Network. See "Risk Factors -- Integration of Acquired Businesses; Business Combinations." The Company's rapid growth has placed, and its planned future growth will continue to place, a significant and increasing strain on the Company's financial, management, technical, information and accounting resources. See "-- Risk Factors -- Dependence on Billing, Customer Services and Information Systems." Continued rapid growth would require: (i) the retention and training of new personnel; (ii) the satisfactory performance by the Company's customer interface and billing systems; (iii) the development and introduction of new products; and (iv) the control of the Company's expenses related to the expansion into the long distance switched services business and the Network expansion. The failure by the Company to satisfy these requirements, or otherwise to manage its growth effectively, would have a material adverse effect on the Company and the value of the Common Stock and its other securities.

  Dependence on Billing, Customer Services and Information Systems

     Sophisticated information and processing systems are vital to the Company's growth and its ability to monitor costs, bill customers, provision customer orders and achieve operating efficiencies. Billing and information systems for the Company's historical lines of business have been produced largely in-house with partial reliance on third-party vendors. These systems have generally met the Company's needs due in part to the low volume of customer billing. As the Company's long distance operation continues to expand, the need for sophisticated billing and information systems will increase significantly. For example, during the first half of 1997, the Company had negative gross margins in its long distance switched services business, due in part to certain customers which were using the Company's services for termination in LATAs where the Company's prices were too low relative to access costs in such LATAs. The Company's plans for the development and implementation of its billing systems rely, for the most part, on the delivery of products and services by third party vendors. Failure of these vendors to deliver proposed products and services in a timely and effective manner and at acceptable costs, failure of the Company to adequately identify all of its information and processing needs, failure of the Company's related processing or information systems or the failure of the Company to upgrade systems as necessary could have a material adverse effect on the ability of the Company to reach its objectives, on its financial condition and on its results of operations and on the value of the Common Stock and its other securities.

  Year 2000 Risks

     Certain of the Company's older computer programs identify years with two digits instead of four. This is likely to cause problems because the programs may recognize the year 2000 as the year 1900. These problems (the "Year 2000 Problems") could result in a system failure or miscalculations disrupting operations, including a temporary inability to process transactions, send invoices or engage in similar normal business activities. The Company has completed an assessment identifying which programs will have to be modified or replaced in order to function properly with respect to dates in the year 2000 and thereafter. The Company believes that the cost of modifying those systems that were not already scheduled for replacement for business reasons prior to 2000 is immaterial. Updating the current software to be Year 2000-compliant is scheduled to be completed by mid-1999, prior to any anticipated impact on operating systems. Although the Company does not expect Year 2000 Problems to have a material adverse effect on its internal operations, it is possible that Year 2000 Problems could have a material adverse effect on
(i) the Company's suppliers and their ability to service the Company, to accurately invoice for services rendered and to accurately process payments received; and (ii) the Company's customers and their ability to continue to utilize the Company's services, to collect from their customers and to pay the Company for services received. The cumulative effect of such problems, if they occur, could have a material adverse effect on the Company and the value of the Common Stock and its other securities.

  Integration of Acquired Businesses; Business Combinations

     As part of its growth strategy, the Company may, from time to time, acquire businesses, assets or securities of companies which it believes provide a strategic fit with its business and the Network. Although the Company currently has no commitments or agreements with respect to any material acquisitions (other than with respect to NLD), it has reviewed potential acquisition candidates and has held preliminary discussions with a number of these candidates. The acquisition of NLD and any other companies will be accompanied by the risks commonly associated with acquisitions. These risks include potential exposure to unknown liabilities of acquired companies, the difficulty and expense of integrating the operations and personnel of the companies, the potential disruption to the business of the Company, the potential diversion of management time and attention, the impairment of relationships with and the possible loss of key employees and customers of the acquired business, the incurrence of amortization expenses if an acquisition is accounted for as a purchase and dilution to the stockholders of the Company if the acquisition is made for stock. Any acquired businesses will need to be integrated with the Company's existing operations. This will entail, among other things, integration of switching, transmission, technical, sales, marketing, billing, accounting, quality control, management, personnel, payroll, regulatory compliance and other systems and operating hardware and software, some or all of which may be incompatible with the Company's existing systems. The Company has limited expertise dealing with these problems. There can be no assurance that services, technologies or businesses of acquired companies will be effectively assimilated into the business or product offerings of the Company or that they will contribute to the Company's revenues or earnings to any material extent. In particular, transferring substantial amounts of additional traffic to the Network (as will be required in connection with the acquisition of NLD) can cause service interruptions and integration problems. The risks associated with acquisitions could have a material adverse effect on the Company and the value of the Common Stock and its other securities.

  Reliance on Major Customers

     The Company's ten largest customers in 1997 accounted for approximately 61% of its revenues, with Excel, AT&T, WorldCom and Frontier, its four largest customers, accounting for approximately 28.6%, 6.4%, 4.2% and 4.1% of the Company's revenue in 1997, respectively. Excel, WorldCom and Frontier, the Company's three largest customers in 1996, accounted for 35%, 8% and 10% of the Company's revenues in 1996, respectively.

     Most of the Company's arrangements with large customers do not provide the Company with guarantees that customer usage will be maintained at current levels. In addition, construction by certain of the Company's customers of their own facilities, construction of additional facilities by competitors or further consolidations in the telecommunications industry involving the Company's customers would lead such customers to reduce or cease their use of the Company's services which could have a material adverse effect on the Company and the value of the Common Stock and its other securities.

     The Company's strategy for establishing and growing its long distance switched services business is based in large part on its relationship with Excel. The failure by the Company to fulfill its obligations to provide a reliable switched network for use by Excel or the failure by Excel: (i) to fulfill its obligations to utilize the Company's switched long distance services (even though such failure could give rise in certain circumstances to claims by the Company); (ii) to utilize the volume of MOUs that the Company expects it to utilize or (iii) to maintain and expand its business, could result in a material adverse effect on the Company.

  Dependence Upon Sole and Limited Sources of Supply

     The Company relies on other companies to supply certain key components of its network infrastructure, including telecommunications services, network capacity and switching and networking equipment, which, in the quantities and quality demanded by the Company, are available only from sole or limited sources. The Company is also dependent upon LECs to provide telecommunications services and facilities to the Company and its customers. The Company has from time to time experienced delays in receiving telecommunications services and facilities, and there can be no assurance that the Company will be able to obtain such services or facilities on the scale and within the time frames required by the Company at an affordable cost, or at all. Any such difficulty in obtaining such services or additional capacity on a timely basis at an affordable cost, or at all, would have a material adverse effect on the Company's business, financial condition and results of operations. The Company also is dependent on its suppliers' ability to provide products and components that comply with various Internet and telecommunications standards, interoperate with products and components from other vendors and fulfill their intended function as a part of the network infrastructure. Any failure of the Company's suppliers to provide such products could have a material adverse effect on the Company's business, financial condition and results of operations.

  Competition

     The telecommunications industry is highly competitive. Many of the Company's competitors and potential competitors have substantially greater financial, personnel, technical, marketing and other resources than those of the Company and a far more extensive transmission network than the Company. Such competitors may build additional fiber capacity in the geographic areas to be served by the Network or to be served by the Network expansion. Qwest is building a new nationwide long distance fiber optic network and Frontier has agreed to pay $500.0 million to obtain fibers in Qwest's network. If the MCI/WorldCom merger or the Qwest/LCI merger is approved, the result would be even larger, and potentially stronger, competitor (or competitors). In addition, Level 3 has announced that it will spend approximately $3.0 billion to construct a 20,000 mile fiber optic communications network entirely based on Internet technology. The Williams Companies, a competitor of the Company, has also announced that it is accelerating the expansion of its national fiber optic network with a $2.7 billion investment to create a 32,000 mile system by the end of 2001. Furthermore, many telecommunications companies are acquiring switches and the Company's reseller customers will have an increasing number of alternative providers of switched long distance services. The Company competes primarily on the basis of pricing, availability, transmission quality, customer service (including the capability of making rapid additions to add end users and access to end-user traffic records) and variety of services. The ability of the Company to compete effectively will depend on its ability to maintain high-quality services at prices generally equal to or below those charged by its competitors.

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

     The Company competes with large and small facilities-based interexchange carriers as well as with other coast-to-coast and regional fiber optic network providers. There are currently four principal facilities-based long distance fiber optic networks (AT&T, MCI, Sprint and WorldCom) and Qwest is building another. The Company anticipates that each of Qwest and Frontier will have a fiber network similar in geographic scope and potential operating capability to that of the Company. The Company also sells long distance switched services to both facilities-based carriers and nonfacilities-based carriers (switchless resellers), competing with facilities-based carriers such as AT&T, MCI, Sprint, WorldCom and certain regional carriers. The Company competes in its markets on the basis of price, transmission quality, network reliability and customer service and support. The ability of the Company to compete effectively in its markets will depend upon its ability to maintain high quality services at prices equal to or below those charged by its competitors many of whom have extensive experience in the long distance market. In addition, the Telecom Act of 1996 (as defined) will allow the RBOCs and others to enter the long distance market. When RBOCs enter the long distance market, they may acquire, or take substantial business from, the Company's reseller customers. There can be no assurance that the Company will be able to compete successfully with existing competitors or new entrants in its markets. Failure by the Company to do so would have a material adverse effect on the Company's business, financial condition and results of operations. See
"-- Risks Related to Technological Change" and "-- Regulation."

     On February 15, 1997, the United States Trade Representative designate announced that an agreement had been reached with World Trade Organization ("WTO") countries to open world telecommunications markets to competition. The agreement, known as the WTO Basic Telecommunications Services Agreement, became effective on February 5, 1998. The WTO Agreement will provide U.S. companies with foreign market access for local, long distance, and international services, either on a facilities basis or through resale of existing network capacity. The WTO Agreement also provides that U.S. companies can acquire, establish or hold a significant stake in telecommunications companies around the world. Conversely, foreign companies will be permitted to enter domestic U.S. telecommunications markets and acquire ownership interest in U.S. companies. On June 4, 1997, the FCC initiated a rulemaking proceeding to bring FCC policies and procedures into conformance with the WTO Agreement, and on November 26, 1997 released an order on foreign entry, although a petition for reconsideration of the order is pending. While the outcome of the petition for reconsideration cannot be predicted, foreign telecommunications companies could also be significant new competitors to the Company or the Company's customers. See "-- Industry Overview," "-- Business -- Private Line Services" and "-- Business -- Long Distance Switched Services."

  Dependence on Key Personnel

     The Company's businesses are managed by a small number of key executive officers, the loss of whom could have a material adverse effect on the Company. The Company believes that its growth and future success will depend in large part on its continued ability to attract and retain highly skilled and qualified personnel. As a result of the recent growth in the telecommunications industry, competition for qualified operations and management personnel has intensified. The loss of one or more members of senior management or the failure to recruit additional qualified personnel in the future could significantly impede attainment of the Company's financial, expansion, marketing and other objectives.

  Development Risks of the Frame Relay and ATM Transmission Business

     The Company began offering Frame Relay, ATM and other data transmission services during the first quarter of 1997. Although the Company has not yet generated material revenues from this business, the Company believes that data transmission services present a promising opportunity for the Company. To succeed in providing these services, the Company must compete with AT&T, MCI, Sprint, WorldCom and other large competitors. In addition, the Company expects that it will be necessary to continue to make upgrades to its Network (in advance of related revenues) to be competitive in providing these services. The provision of data transmission services involves technical issues with which the Company has very limited experience. In addition, the provision of these services must be successfully integrated with the Company's existing businesses. To the extent the Company does not successfully compete in providing these services, it will not realize a return on its investment in data switches and other equipment and it will not benefit from the growth, if any, in demand for these services. A failure to successfully compete in data transmission services could have a material adverse effect on the Company and the value of the Common Stock and its other securities.

  Recent Legislation and Regulatory Uncertainty

     Certain of the Company's operations are subject to regulation by the FCC under the Communications Act. In addition, certain of the Company's businesses are subject to regulation by state public utility or public service commissions. Changes in the regulation of, or the enactment or changes in interpretation of legislation affecting, the Company's operations could have a material adverse affect on the Company and the Common Stock. In 1996 the federal government enacted the Telecom Act, which, among other things, allows the RBOCs and others to enter the long distance business. Entry of the RBOCs or other entities such as electric utilities and cable television companies into the long distance business may have a negative impact on the Company or its customers. The Company anticipates that certain of such entrants will be strong competitors because, among other reasons, they may enjoy one or more of the following advantages: they may (i) be well capitalized; (ii) already have substantial end-user customer bases; and/or (iii) enjoy cost advantages relating to local loops and access charges. The introduction of additional strong competitors into the switched long distance business would mean that the Company and its customers would face substantially increased competition. This could have a material adverse effect on the Company and the value of the Common Stock. On July 18, 1997, in Iowa Utilities Board v. FCC, the United States Court of Appeals for the Eighth Circuit invalidated key portions of the FCC's August 29, 1996 interconnection order, which the FCC had adopted to facilitate the emergence of local exchange competition. The Supreme Court recently agreed to hear an appeal of the Eighth Circuit's ruling. The further emergence and development of local exchange competition may likely be delayed as a result. Consequently, the Company and its customers may not benefit as quickly from the lower access costs that might otherwise have resulted had competition in the provision of local access services not been thus delayed. Further, the FCC has issued orders relating to universal service funding by interstate telecommunications carriers, and to the access charges the Company and its customers are required to pay to LECs. These orders have been appealed. The outcomes of the appeals, and the outcomes of future FCC proceedings on these issues, are impossible to predict. In addition, the Telecom Act provides that state proceedings may in certain instances determine access charges the Company and its customers are required to pay to the LECs. There can be no assurance that such proceedings will not result in increases in such rates. Such increases could have a material adverse effect on the Company or its customers. See "-- Industry Overview;" and "-- Regulation."

     Some members of Congress have expressed dissatisfaction with the FCC's implementation of the Telecom Act, and in particular with respect to the development of local exchange competition, RBOC re-entry into in-region long distance markets and universal service funding. It is possible that new legislation will be introduced, seeking to amend the Telecom Act. However, it is impossible to predict the scope or likelihood of success of any such possible further legislation, or the potential impact on the Company of any such possible further legislation.

  Risks Relating to Mexican Joint Venture

     In February, 1998, Marca-Tel announced that it was putting further investment in new fiber routes on hold, awaiting more suitable market and regulatory conditions. Because of the continuing adverse market and regulatory environment in Mexico, Marca-Tel has determined to limit further investment and to reduce its scope of operations. At the present time, the Company does not anticipate significant additional funding to Progress International for investment in Marca-Tel until the market and regulatory conditions in Mexico improve. Failure to provide further significant funding to Progress International is likely to result in a default under Marca-Tel's financial arrangements and could result in the foreclosure of a security interest held by a third party. The Company's carrying value for the Company's investment in Progress International at December 31, 1997 was $11.6 million. The Company's interest in Progress International, and thus its indirect interest in Marca-Tel, therefore could be diluted or lost entirely, which could have a material adverse effect on the Company and the value of the Common Stock and its other securities.

  Potential Liability of Internet Access Providers

     The law governing the liability of on-line services providers and Internet access providers for participating in the hosting or transmission of objectionable materials or information currently is unsettled. Under the terms of the Telecom Act, both civil and criminal penalties can be imposed for the use of interactive computer services for the transmission of certain indecent or obscene communications. However, this provision was recently found to be unconstitutional by the United States Supreme Court in American Civil Liberties Union v. Janet Reno. Nonetheless, many states have adopted or are considering adopting similar requirements, and the constitutionality of such state requirements remains unsettled at this time. In addition, several private lawsuits have been filed seeking to hold Internet access providers accountable for information which they transmit. In one such case, the court ruled that an Internet access provider is not directly liable for copies that are made and stored on its computer but may be held liable as a contributing infringer where, with knowledge of the infringing activity, the Internet access provider induces, causes or materially contributes to another person's infringing conduct. While the outcome of these activities is uncertain, the ultimate imposition of potential liability on Internet access providers for information which they host, distribute or transport could materially change the way they must conduct business. To avoid undue exposure to such liability, Internet access providers could be compelled to engage in burdensome investigation of subscriber materials or even discontinue offering the service altogether.

Risks Relating to Switched Services Resellers

     Revenues derived from switched services resellers account for substantially all of the Company's switched long distance revenue. A substantial portion of such revenues are produced by a limited number of resellers. Sales to switched services resellers generate low margins for the Company. In addition, these customers frequently choose to move their business based solely on small price changes and generally are perceived in the telecommunications industry as presenting a high risk of payment delinquency or non-payments. The Company's provision for service credits and bad debt was $3.0 million or 1.5% of total revenues in 1996 (when it had $104.0 million of long distance switched services revenue) and $17.4 million or 4.1% of total revenues in 1997 (when it had $258.3 million of long distance switched services revenue). The Company expects service credit and bad debt expense to continue to increase, but seeks to control it so that it will not increase as a percentage of revenues. The Company is continuing to implement procedures to control its exposure to service credit and bad debt expense. Any material increase in service credit and bad debt expense as a percentage of revenues could have a material adverse effect on the Company's results of operations and financial position and on the value of the Common Stock and its other securities.

  Risks Related to Technological Change

     The market for the Company's telecommunications services is characterized by rapidly changing technology, evolving industry standards, emerging competition and frequent new product and service introductions. There can be no assurance that the Company will successfully identify new service opportunities and develop and bring new services to market. The Company is also at risk from fundamental changes in the way telecommunications services are marketed and delivered. The Company's data communications service strategy assumes that technology such as Frame Relay and ATM protocols, utilizing fiber optic or copper-based telecommunications infrastructures, will continue to be the primary protocols and transport infrastructure for data communications services. Future technological changes, including changes related to the emerging wireline and wireless transmission and switching technologies, could have a material adverse effect on the Company's business, results of operations, and financial condition. The Company's pursuit of necessary technological advances may require substantial time and expense, and there can be no assurance that the Company will succeed in adapting its telecommunications services business to alternate access devices, conduits and protocols.

     In addition, recent technological advances that show the potential to greatly expand the capacity of existing and new fiber optic cable, which could greatly increase supply, could have a material adverse effect on the Company.

ITEM 2. PROPERTIES

     The principal properties owned by the Company consist of: (i) the portion of the Network completed or under construction; and (ii) the coast-to-coast microwave system, consisting of microwave transmitters, receivers, towers and antennae, auxiliary power equipment, transportation equipment, equipment shelters and miscellaneous components. Generally, the Company's fiber optic system and microwave relay system components are standard commercial products available from a number of suppliers.

     The principal offices of the Company are located in approximately 105,000 square feet of space in Austin (the "City View Space"). The Company leases the City View Space pursuant to the terms of a lease which expires in December 2004, at a current annual base rental of approximately $1,680,000, and has an option to renew the lease for two seven-year terms at the then-prevailing market rate (but not less than the then-current rental rate) at the time of renewal. The Company has additional offices in Austin, consisting of approximately 76,000 square feet (the "Braker Space"). The Company leases the Braker Space under an agreement which expires in January 2003, at an annual base rental of approximately $570,000. In addition, the Company subleases former office space in two other locations in Austin covering approximately 44,000 square feet and 16,000 square feet. The sublease payments satisfy the Company's monthly rental obligations under the original leases.

     The Company leases sites for its switches in or near Los Angeles, Dallas, Chicago, Atlanta, Philadelphia and Joplin, Missouri under lease agreements that expire between 2000 and 2005. The total current rental commitments for the switch site leases are approximately $30,000 per month. The Company's six switches are leased under capital leases from DSC Finance Corporation over a term of five years.

ITEM 3. LEGAL PROCEEDINGS

     The Company is involved in various legal proceedings, all of which have arisen in the ordinary course of business and some of which are covered by insurance. In the opinion of the Company's management, none of the claims relating to such proceedings are likely to have a material adverse effect on the financial condition or results of operations of the Company.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     Not applicable.

                                    PART II

ITEM 5. MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
MATTERS

PRICE RANGE OF COMMON STOCK

     The Company's Common Stock is quoted on the Nasdaq National Market (the "NNM") under the trading symbol "IIXC." The following table sets forth, on a per share basis for the periods indicated, the high and low closing sale prices for the Common Stock as reported by the NNM.

                                                 PRICE RANGE
                                                 ------------
                                                 HIGH    LOW
                                                 ----    ----
Fiscal Year 1996
     Third quarter (from July 3, 1996).........  $ 21 1/8 $ 11 1/2
     Fourth quarter............................    30 3/4   19 5/8
Fiscal Year 1997
     First Quarter.............................    36 1/4   18 3/4
     Second Quarter............................    27 7/8   17
     Third Quarter.............................    33      19 1/2
     Fourth Quarter............................    40 1/8   29 3/8

     As of March 1, 1998, there were approximately 151 holders of record of the Common Stock.

DIVIDEND POLICY

     IXC Communications has never paid any cash dividends on its Common Stock and does not expect to pay cash dividends on its Common Stock in the foreseeable future. The terms of the Senior Notes Indenture restrict the payment of cash dividends. No dividends may be paid on the Common Stock until all dividends are paid in full on the Company's Convertible Preferred Stock, the Company's 10% Junior Series 3 Cumulation Redeemable Preferred Stock (the "Series 3 Preferred Stock") and the Exchangeable Preferred Stock. Dividends on the Convertible Preferred Stock and the Exchangeable Preferred Stock are payable quarterly in cash (or on or prior to March 31, 1999 and February 15, 2001, at the option of the Company, in additional shares of Convertible Preferred Stock or Exchangeable Preferred Stock, respectively) in arrears at the annual rate of 7 1/4% and 12 1/2% of the aggregate liquidation preference therefore, respectively. The Company's ability to pay cash dividends on shares of Convertible Preferred Stock and the Exchangeable Preferred Stock is limited by the terms of the Senior Notes Indenture and by the terms of the Series 3 Preferred Stock. As of December 31, 1997 the aggregate liquidation preference of the Series 3 Preferred Stock, the Convertible Preferred Stock and the Exchangeable Preferred Stock was $.7 million, $105.5 million and $309.0 million respectively. Dividends on the Series 3 Preferred Stock accumulate at an annual rate of 10% (based on the liquidation preference) plus interest. IXC Communications currently intends to retain future earnings, if any, to finance its operations and fund the growth of its business. Any payment of future dividends on its Common Stock will be at the discretion of the Board of Directors of IXC Communications and will depend upon, among other things, IXC Communications' earnings, financial condition, capital requirements, level of indebtedness, contractual and legal restrictions with respect to the payment of dividends and other factors that IXC Communications' Board of Directors deems relevant.

RECENT SALES OF UNREGISTERED SECURITIES

     On October 31, 1997, the Company consummated an offer (the "Series 3 Tender Offer") to exchange shares of the Company's common stock (the "Common Stock") for all its issued and outstanding shares of the Series 3 Preferred Stock. Each holder that tendered its shares of Series 3 Preferred Stock received approximately 49.85 shares of Common Stock for each share of Series 3 Preferred Stock tendered. An aggregate of 604,970 shares of Common Stock were issued in the Series 3 Tender Offer. The number of shares of Common Stock issued for each share of Series 3 Preferred Stock tendered was calculated by dividing the aggregate per share liquidation preference, including accrued and unpaid dividends, on one share of Series 3

Preferred Stock as of October 31, 1997 (the expiration date of the Series 3 Tender Offer) by $33.00 (the last reported sale price of the Common Stock on the NNM on October 31, 1997). The aggregate liquidation preference, including accrued and unpaid dividends, on the Series 3 Preferred Stock at October 31, 1997, was approximately $20.6 million (or $1,645 per share). The Common Stock issued in connection with the Series 3 Tender Offer was not registered under the Securities Act. Over 95% of the shares of Series 3 Preferred Stock were tendered prior to the expiration of the Series 3 Tender Offer. The Common Stock issued in the Series 3 Tender Offer was deemed to be exempt from registration under the Securities Act in reliance upon Section 3(a)(9) thereof. No underwriters or placement agents were employed in connection with the Series 3 Tender Offer. The Company intends to redeem the remaining shares of Series 3 Preferred Stock in 1998.

ITEM 6. SELECTED FINANCIAL DATA

     The following table sets forth certain selected historical financial data of the Company. The historical financial data for the Company has been derived from the audited Consolidated Financial Statements of the Company. The selected historical financial data set forth below is qualified in its entirety by, and should be read in conjunction with, "Management's Discussion and Analysis of Financial Condition and Results of Operations," "Business" and the Company's Consolidated Financial Statements, related notes thereto and other financial information included herein.

                                                            YEAR ENDED DECEMBER 31,
                                              ----------------------------------------------------
                                                1993       1994       1995       1996       1997
                                              --------   --------   --------   --------   --------
                                                 (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)
STATEMENT OF OPERATIONS DATA:
  Net operating revenue.....................  $ 71,123   $ 80,663   $ 91,001   $203,761   $420,710
  Operating income (loss)...................   (10,596)    14,085      1,429    (14,016)   (45,235)
  Income (loss) before extraordinary gain
     (loss).................................   (31,812)     5,017     (3,218)   (37,448)   (94,555)
  Extraordinary gain (loss)(1)..............     8,495      2,298     (1,747)        --         --
  Net income (loss).........................  $(23,317)  $  7,315   $ (4,965)  $(37,448)  $(94,555)
  Basic and diluted income (loss) per
     share(2):
     Before extraordinary gain (loss).......  $  (1.43)  $    .13   $   (.21)  $  (1.42)  $  (3.75)
     Extraordinary gain (loss)..............       .36        .10       (.07)        --         --
     Net income (loss)......................  $  (1.07)  $    .23   $   (.28)  $  (1.42)  $  (3.75)
  Weighted average basic shares.............    23,332     24,310     24,335     27,525     30,961
  Weighted average diluted shares...........    23,332     24,318     24,335     27,525     30,961
BALANCE SHEET DATA:
  Cash and cash equivalents.................  $  6,230   $  6,048   $  6,915   $ 61,340   $152,720
  Total assets..............................    94,281    105,409    336,475    459,151    917,095
  Total debt and capital lease
     obligations............................    59,954     69,124    298,794    302,281    320,295
  Redeemable preferred stock................        --         --         --         --    403,368
  Stockholders' equity (deficit)............     6,871     14,189      6,858     63,479    (47,955)
OTHER FINANCIAL DATA:
  EBITDA(3).................................  $ 10,465   $ 26,206   $ 18,867   $ 13,225   $ 15,513
  Capital expenditures......................    27,008      7,087     23,670    136,391    314,327

---------------

(1) The extraordinary items for all periods result from early extinguishment of debt (involving a related party in 1994), including capital lease obligations, net of applicable income taxes.

(2) The basic and diluted income (loss) per share amounts prior to 1997 have been restated as required to comply with Statement of Financial Accounting Standards No. 128, Earnings Per Share and the Securities and Exchange Commission Staff Accounting Bulletin No. 98. For further discussion of basic and diluted income (loss) per share and the impact of Statement No. 128, see note 2 to the notes to the consolidated financial statements.

(3) EBITDA is operating income (loss) plus depreciation and amortization. The Company has included information concerning EBITDA because it believes that EBITDA is used by certain investors as one measure of an issuer's historical ability to service its debt. EBITDA is not a measurement determined in accordance with GAAP, should not be considered in isolation or as a substitute for measures of performance prepared in accordance with GAAP and is not necessarily comparable with similarly titled measures for other companies.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     The following discussion and analysis of financial condition and results of operations contains statements that constitute "forward-looking" statements within the meaning of the Private Securities Litigation Reform Act of 1995. Such forward-looking statements relate to future events or the future financial performance of the Company and involve known and unknown risks, uncertainties and other factors that may cause the actual results, performance or achievements of the Company to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. Such factors include, among other things, the following: general economic and business conditions; industry capacity; uncertainty regarding and changes in customer preferences; demographic changes; competition; changes in methods of marketing and technology; changes in political, social and economic conditions and regulatory factors; and various other factors beyond the Company's control. In addition, prospective investors should specifically consider the various factors identified in this Form 10-K including the matters set forth under "Business -- Risk Factors," which could cause actual results to differ materially from those indicated by such forward-looking statements. The Company undertakes no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise. In light of these risks and uncertainties, there can be no assurance that the results referred to in forward-looking statements contained in this Form 10-K will in fact transpire. The following discussion should be read in conjunction with the Consolidated Financial Statements and the related Notes thereto, included elsewhere in this Form 10-K.

OVERVIEW

     The Company is a leading provider of telecommunications transmission, switched long distance and associated services to long distance and other communications companies. The Company's Network is expected to include over 11,500 digital route miles by the end of the first quarter of 1998. Additions to the Network are currently under construction. Subject to the availability of capital and the completion of cost-sharing arrangements currently being negotiated, the Network is planned to include over 18,000 digital route miles by the end of 1998, and over 20,000 digital route miles by the end of 1999. The Company provides two principal products: transmission of voice and data over dedicated circuits ("private lines") and transmission of long distance traffic processed through the Company's switches ("long distance switched services"). During the first quarter of 1997, the Company began providing Frame Relay and ATM-based switched data services in order to capitalize on the growing demand for Internet and electronic data transfer services.

     Private Line Business. Substantially all of the Company's revenue in 1995 and prior years, approximately 49% of its revenue for 1996 and 39% for 1997 was generated by its private line business, which has historically provided positive EBITDA and cash flow (even in years when the Company incurred net losses). The Company provides private line service to customers generally either on a "take or pay" long-term basis or, after contract expiration, on a month-to-month basis. The Company's private line transmission agreements are generally long-term leases which provide for monthly payment in advance on a fixed-rate basis, calculated according to the capacity and length of the circuit used. During 1997, the Company leased transmission capacity to over 230 customers, with the five largest private line customers during that year accounting for approximately 52% of private line revenue and approximately 20% of the Company's total revenue. Three of the Company's largest private line customers, AT&T, WorldCom and Frontier, accounted for approximately 6.4%, 4.2% and 4.1%, respectively, of the Company's total revenue in 1997.

     The largest component of the cost of services of the private line business is the expense of leasing off-net capacity from other carriers to meet customer needs which the Company cannot currently meet with its own Network due to capacity or geographic constraints. In the normal course of business the Company has entered into capacity-exchange agreements with other carriers. Pursuant to such agreements, the Company exchanges excess capacity on its Network with other carriers for capacity on the other carriers' networks. Such exchange agreements generally do not provide for cash payments to be made, but rather allow the Company to substantially reduce the cash payments it must make for off-net capacity from other carriers. Such exchanges are accounted for at the fair value of the capacity exchanged, as non-cash revenue and expense in equal amounts over the term of the agreements. In 1997, 1996 and 1995 the Company recorded revenue and expense of $14.0 million, $14.0 million and $13.8, respectively, relating to such exchanges.

     Long Distance Switched Services Business. At the end of 1995, the Company expanded into the business of selling long distance switched services to long distance resellers. In 1997 and 1996, this business contributed 61% and 51%, respectively, of the Company's total revenue. The Company sells these services on a per-call basis, charging by the MOUs, with payment due monthly after services are rendered. The Company's rates for calls generally vary with the duration of the call, the day and time of day the call was made and whether the traffic is intrastate, interstate or international. At December 31, 1997, the Company had over 100 long distance reseller customers. The Company has achieved significant revenue growth since it began offering long distance switched services. The Company's largest switched services customer, Excel, accounted for approximately 46.5% of the switched long distance business and approximately 28.6% of the Company's total revenue in 1997.

     The three main components of long distance switched services business costs are access costs with LECs and other providers, the expense of leasing off-net capacity from other carriers, and operations and administration expenses. The LEC access charges, which are usage-based and vary according to the LATA in which calls originate and terminate, represent a majority of the total costs for the long distance switched services business. Long distance network leasing costs are incurred as the Company leases capacity to carry traffic to areas where its Network does not reach or is already running at or near capacity. As the Company transfers traffic onto its newly constructed network routes, the Company expects to realize cost savings because it will be able to reduce the amount of long distance network capacity that otherwise would be required to be leased from other parties. However, the Company does not intend to expand its Network to all areas of the United States. Accordingly, the Company anticipates that it will continue to lease capacity from other carriers regardless of the Network expansion. Because the long distance switched services business generally has lower margins than the private line business, increases in switched long distance volumes have caused and will continue to cause a decrease in the Company's overall margins.

     Although the Company has been successful in establishing its nationwide long distance switched services business with significant revenue, EBITDA for the long distance switched services business has historically been negative through 1997 and may be negative in 1998. EBITDA losses in the long distance switched services business were greatly reduced during the second half of 1997, with consecutive quarter losses being reduced over 50% from the second to the third quarter and over 25% from the third quarter to the fourth quarter. The Company believes the improvements in operating results from long distance switched services are the result of three major factors:

     First, the Company historically priced its interstate services to customers at a blended rate based upon the expected usage and mix of traffic between high-access-cost and low-access-cost LATAs. During 1997 certain of the Company's customers generated switched traffic comprised of a substantially higher mix of minutes originating or terminating in high-access-cost LATAs than was anticipated at the time the customer contracts were negotiated and pricing established. During the second half of 1997, this situation improved significantly as the Company established rates more directly related to the customer's actual mix of traffic. However, the Company experienced substantial negative gross profits in the fourth quarter of 1997 with respect to international services delivered to a high-volume customer due to unfavorable international settlement costs not adequately covered by the prices charged to the customer. The Company no longer offers such services to the customer.

     Second, the Company configures its switched network to account for the expected traffic distribution of its customers. In certain areas during the first half of 1997, traffic volume was higher than expected causing certain of the Company's switches to run at capacity and requiring the Company to overflow excess traffic onto other carriers' switched networks. The Company has added ports to its existing switches and deployed two additional switches to better manage the current and projected volumes and mixes of traffic in order to enhance Network efficiency.

     Third, the Company benefitted from the impact of the FCC mandated rate reductions for the connection charges paid by the long distance carriers to LEC's.

     There can be no assurance that the improvements in long distance switched services' EBITDA experienced during the last half of 1997 will continue in the future. In addition, some increases in certain elements of access charges are anticipated in mid-1998, although the overall effect of access charge reform on the Company is uncertain.

     The Company expects that as competition increases, prices for both private line and long distance switched services will decline. These price declines will effect both the Company's revenue and its cost of services.

     Capital Expenditures. The Company has spent significant amounts of capital to develop its coast-to-coast Network to service its private line, long distance switched services and other businesses and is continuing a substantial expansion of its Network. On a cash basis, the Company spent $314.3 million for capital expenditures during 1997 and estimates that it will spend approximately $525.0 million in 1998. The Company expects to continue making substantial capital expenditures thereafter for additional fiber expansion and the deployment of additional optronics to provide capacity for revenue growth, as well as additional voice and data switches for anticipated growth in voice and data traffic.

     Acquisition Transactions. In December 1997, the Company entered into an agreement to acquire NLD, a provider of long distance services to businesses and association programs, agents and other long distance carriers. NLD has annualized revenue in excess of $100.0 million. The transaction is intended to be a tax-free, pooling-of-interests merger in which the NLD shares will be acquired for approximately 4.3 million shares of the Company's Common Stock. The transaction, which requires regulatory approvals and NLD shareholder approval, is anticipated to close in mid-1998.

     Joint Ventures. Marca-Tel, a joint venture in which the Company indirectly holds a minority interest, obtained a license from the Mexican government to provide certain telecommunication services in Mexico. The Company has contributed $37.0 million as of December 31, 1997 to Progress International which owns a 49.0% interest in Marca-Tel, substantially all of which funds have been used to fund Marca-Tel at December 31, 1997. The Company accounts for its investment in Progress International (and indirect investment in Marca-Tel) using the equity method and, as a result, records a percentage of Marca-Tel's operating results (profits or losses).

     In October 1997, the Company formed a joint venture with Telenor AS, the Norwegian national telephone company, to provide telecommunication services to carriers and resellers in nine European countries. The joint venture is owned 40 percent by the Company, 40 percent by Telenor, and 20 percent by Clarion Resources Communications Corporation, a U.S.-based telecommunications company in which Telenor owns a controlling interest.

     In December 1997, the Company formed Unidial Communications Services, LLC, a joint venture with Unidial. The joint venture is building a direct sales force to market and sell Unidial's and the Company's products over the Company's Network. The joint venture is owned 80 percent by Unidial and 20 percent by the Company. Subject to the terms of the joint venture agreement, upon request of the President of the joint venture, the Company is obligated to invest up to an additional $7.5 million during 1998 and after November 1, 1998, it may be obligated to invest up to an additional $4.0 million. After its funding obligation is fulfilled, the Company is not required to fund any future investments to the joint venture, but to the extent Unidial funds such investments alone, the Company's interest in the joint venture may be diluted.

     PSINet Transaction. To enhance the Company's product and service offerings, in February 1998, the Company consummated agreements with PSINet which allow each party to market and sell the products and services of the other party. Under the terms of the agreements, the Company will provide PSINet with an

IRU in 10,000 miles of OC-48 transmission capacity on its Network over a 20-year period in exchange for approximately 10.2 million shares representing 20% (post-issuance) of PSINet common stock. If the value of the PSINet common stock received by the Company is less than $240.0 million at the earlier of one year after the final delivery of the transmission capacity (scheduled for late-1999) or four years after the transaction's closing, PSINet, at its option, will pay the Company cash and/or deliver additional PSINet common stock to increase the value of the cash and Common Stock paid by PSINet to $240.0 million. Upon delivery of the transmission capacity to PSINet, the Company will begin to receive a maintenance fee which, as the full capacity has been delivered, should increase to approximately $11.5 million per year. The Company will account for its investment in PSINet using the equity method and, as a result will record a percentage of PSINet's operating results (profits or losses).

     Fiber Sales and IRUs. In connection with the Network expansion, the Company has entered into various agreements to sell fiber usage rights. Sales of fiber usage rights are recorded as deferred revenue and are included in other non-current liabilities in the accompanying consolidated balance sheets. Revenue is recognized over the terms of the related agreements. In 1997, the Company received approximately $57.0 million in cash from these sales but recognized only approximately $.8 million as revenue from these sales.

     Financing Transactions. In October 1995, the Company issued $285.0 million of Senior Notes primarily to finance a portion of the Network expansion.

     In July 1996, the Company raised gross proceeds of approximately $83.3 million (before deducting certain expenses) through its initial public offering of the Company's Common Stock (the "IPO") and $12.5 million from the private placement of the Company's Common Stock with GEPT (the "GEPT Private Placement").

     In April 1997, the Company raised gross proceeds of $100 million (before deducting discounts and certain expenses) through the sale of its Convertible Preferred Stock.

     In August 1997, the Company raised gross proceeds of $300 million (before deducting discounts and certain expenses) through the sale of its Exchangeable Preferred Stock.

QUARTERLY RESULTS OF OPERATIONS

     The following table presents certain unaudited quarterly financial information for each of the Company's quarters in 1996 and 1997. This quarterly information has been prepared on the same basis as the audited financial statements appearing elsewhere in this Form 10-K and includes all adjustments (which consist only of normal recurring adjustments) necessary to present fairly the unaudited quarterly results set forth herein. The Company's quarterly results have in the past been subject to fluctuations, and thus, the operating results for any quarter are not necessarily indicative of results for any future period. The Company may experience substantial fluctuations in quarterly results in the future as a result of various factors, including customer turnover, variations in the success of its customers' businesses and price competition. In addition, delays in completion of the construction of new network routes could cause quarterly results to vary.

                                             1996 QUARTER ENDED                                 1997 QUARTER ENDED
                              ------------------------------------------------   ------------------------------------------------
                              MARCH 31   JUNE 30    SEPTEMBER 30   DECEMBER 31   MARCH 31   JUNE 30    SEPTEMBER 30   DECEMBER 31
                              --------   --------   ------------   -----------   --------   --------   ------------   -----------
                                                         (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)
STATEMENT OF OPERATIONS
  DATA:
Net operating revenue:
  Private line circuits.....  $ 22,628   $ 24,003     $25,766        $27,396     $ 30,869   $ 38,494     $ 41,948      $ 51,087
  Switched long distance....     3,622     19,004      35,250         46,092       53,041     50,371       70,292        84,608
                              --------   --------     -------        -------     --------   --------     --------      --------
Net operating revenue.......    26,250     43,007      61,016         73,488       83,910     88,865      112,240       135,695
Operating expenses:
  Cost of services..........    15,600     31,643      43,774         52,452       68,982     74,150       83,889        98,106
  Operations and
    administration..........    10,417     10,786      12,083         13,781       16,567     18,664       22,240        22,599
  Depreciation and
    amortization............     6,010      6,644       7,280          7,307       10,002     13,363       19,402        17,981
                              --------   --------     -------        -------     --------   --------     --------      --------
    Total operating
      expenses..............    32,027     49,073      63,137         73,540       95,551    106,177      125,531       138,686
                              --------   --------     -------        -------     --------   --------     --------      --------
Operating loss..............  $ (5,777)  $ (6,066)    $(2,121)       $   (52)    $(11,641)  $(17,312)     (13,291)       (2,991)
                              ========   ========     =======        =======     ========   ========     ========      ========
Net loss....................  $(11,699)  $(12,067)    $(5,624)       $(8,058)    $(19,878)  $(28,810)     (26,788)      (19,079)
                              ========   ========     =======        =======     ========   ========     ========      ========
Basic and diluted loss per
  share(2)..................  $   (.50)  $   (.51)    $  (.20)       $  (.28)    $   (.66)  $  (1.01)    $  (1.08)     $   (.99)
                              ========   ========     =======        =======     ========   ========     ========      ========
OTHER FINANCIAL AND
  OPERATIONS DATA:
  EBITDA(1).................  $    233   $    578     $ 5,159        $ 7,255     $ (1,639)  $ (3,949)       6,111        14,990
  Minutes of use
    (in millions)...........      33.9      199.3       375.1          496.9        606.0      636.2        825.3         966.9

---------------
(1) EBITDA is operating loss plus depreciation and amortization. The Company has included information concerning EBITDA because it believes that EBITDA is used by certain investors as one measure of an issuer's historical ability to service its debt. EBITDA is not a measurement determined in accordance with GAAP, should not be considered in isolation or as a substitute for measures of performance prepared in accordance with GAAP and is not necessarily comparable with similarly titled measures for other companies.

(2) Basic and diluted loss per share calculations for each of the quarters were based on the weighted average number of shares outstanding for each period, therefore the sum of the quarters may not necessarily be equal to the full year basic and diluted loss per share amount. The 1996 and first three quarters of 1997 loss per share amounts have been restated to comply with Statement of Financial Accounting Standards No. 128, Earnings per Share and the Securities and Exchange Commission Staff Accounting Bulletin No. 98. See
    note 2 to the consolidated financial statements.

RESULTS OF OPERATIONS

  1997 Compared With 1996

     Net operating revenue for 1997 increased 106.5% to $420.7 million from $203.8 million for 1996. The increase is primarily a result of both the increased growth of the Company's long distance switched services business and private line business. Long distance switched services revenue increased 148.5% to $258.3 million for 1997 compared to $104.0 million for 1996. Billable MOUs were 3.03 billion in 1997, compared to 1.11 billion for 1996. Revenue per MOU decreased from 9.3c in the fourth quarter of 1996 to 8.8c in the fourth quarter of 1997 due to competitive price pressure, which is expected to continue. Revenue for the Company's private line business for 1997 increased 62.7% to $162.4 million from $99.8 million for 1996. The private line increase in revenue correlates with the additional fiber capacity available, or anticipated to be available, on the Network.

     Cost of services consists principally of access charges paid to LECs and transmission lease payments to, and exchanges with, other carriers. Cost of services for 1997 increased 126.6% to $325.1 million from $143.5 million for 1996. The increase is primarily a result of additional leases for transmission capacity supporting the Company's private line and switched long distance services businesses, MOUs provided by other carriers and access charges paid to LECs in connection with the increased long distance switched services revenue. Cost of services increased faster on a percentage basis than revenue principally because switched long distance services revenues (which represent an increasing portion of total revenues) generate substantially lower gross margins than private line revenues and because of certain uneconomic customer contracts that the Company had in the first two quarters of 1997 and an uneconomic customer contract that the Company had in the fourth quarter of 1997. The Company has historically had a relatively low cost of services as a percentage of revenue because substantially all its revenue was derived from private line services, generally made at a relatively low cost over its own network. Cost of services in the switched long distance services business are substantially greater than in the private line business due to the additional costs of LEC access charges, leases for long distance circuits and MOUs obtained from other carriers. In July 1997 the FCC mandated rate reductions for the connection charges paid by the long distance carriers to LEC's. The favorable impact of these rate reductions are reflected in the financial statements. The Company expects its cost of services as a percentage of revenue to increase over historical results as the switched services revenue becomes a larger share of the Company's business.

     Operations and administration expenses for 1997 increased 70.1% to $80.1 million from $47.1 million for 1996. This increase is primarily the result of employee costs and other operating expenses associated with the growth in the Company's Network. The Company anticipates that as it expands its long distance switched services business and its fiber network, including the projected integration of NLD's operations into the Company, operations and administration expenses will continue to increase, but will continue to decline as a percentage of revenue.

     Depreciation and amortization for 1997 increased 123.2% to $60.7 million from $27.2 million for 1996. The increase is primarily the result of depreciation related to portions of the Company's Network completed during 1997. Depreciation and amortization will increase in subsequent periods, as the Company's continuing investment in newly constructed routes and other Network equipment is depreciated.

     Interest income for 1997 decreased from $10.2 million for 1996 to $7.7 million as proceeds from the Company's 1996 and 1997 debt and equity placements were used to construct the Company's network and operate its business. The decrease from 1996 was offset partially by the interest earned on the proceeds of the Company's sale of $100.0 million of the Convertible Preferred Stock in April 1997 and $300.0 million of the Exchangeable Preferred Stock in August 1997.

     Interest expense decreased from $37.1 million in 1996 to $31.2 million in 1997. The decrease is primarily the result of additional capitalization of interest related to the fiber network construction.

     Equity in losses of unconsolidated subsidiaries for 1997 were $23.8 million compared to $2.0 million in 1996. These losses primarily relate to the Company's share of losses in the Mexican joint venture, which began operations during the first quarter of 1997, while continuing to complete its network construction. At December 31, 1997, the Company's net carrying value in its investment in the Mexican joint venture was $11.6 million. In February 1998, Marca-Tel announced that it was putting further investment on new fiber routes on hold, awaiting more suitable regulatory and market conditions. Failure to provide further significant funding to Progress International is likely to result in a default under Marca-Tel's financing arrangements and could result in the foreclosure of a third party's security interest in Progress International's interest in

Marca-Tel. The Company's interest in Progress International, and thus its indirect interest in Marca-Tel, therefore could be diluted or lost entirely.

     Income tax expense for 1997 was $1.4 million compared to a benefit of $6.0 million for 1996. The increase occurred because the Company recognized tax benefits related to the favorable resolution of federal income tax examinations in 1996. For accounting purposes, the Company is not recognizing any tax benefits relating to losses incurred during both 1996 and 1997.

     The Company experienced a net loss applicable to common shareholders of $116.2 million for 1997 compared to $39.2 million for 1996 as a result of the factors discussed above and the increase in preferred stock dividends in 1997. The increase in preferred stock dividends of $19.9 million is the result of issuance of the Convertible Preferred Stock in April 1997 and the Exchangeable Preferred Stock in August 1997.

  1996 Compared With 1995

     Net operating revenue for 1996 increased 124.0% to $203.8 million from $91.0 million for 1995. The increase is primarily a result of the successful commencement of the Company's long distance switched services business (particularly the addition of Excel as a customer). Switched long distance services revenue were $104.0 million for 1996 (compared to $1.4 million for 1995). The vast majority of this revenue was generated in the third and fourth quarters of 1996. Billable MOUs were 1.1 million for 1996. Revenue per MOU decreased from 10.7c in the first quarter of 1996 to 9.3c in the fourth quarter of 1996. This decrease resulted from competitive price pressure, which is expected to continue. Revenue for the Company's private line business for 1996 increased 11.4% to $99.8 million from $89.6 million for 1995.

     Cost of services for 1996 increased 259.6% to $143.5 million from $39.9 million for 1995. The increase is primarily a result of the addition of long distance leases supporting the long distance switched services business, MOUs leased from other carriers and access charges paid to LECs in connection with the long distance switched services business. The Company did not incur any significant expenses for the long distance switched services business during 1995.

     Operations and administration expenses for 1996 increased 45.8% to $47.1 million from $32.3 million for 1995. This increase is primarily the result of employee costs and other operating expenses associated with the Company's long distance switched services business.

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

     Equity in the net loss of unconsolidated subsidiaries for 1996 was $2.0 million in 1996 compared to slight income for 1995. The loss was primarily the result of start-up losses relating to the Company's investment in its Mexican Joint Venture.

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

LIQUIDITY AND CAPITAL RESOURCES

     Except for the historical information contained below, the matters discussed in this section are forward-looking statements that involve a number of risks and uncertainties. The Company's actual liquidity needs, capital resources and results may differ materially from the discussion set forth below in such forward-looking statements. For a discussion of important factors that could materially affect such matters, see "Business-Risk Factors."

     Through 1995, the Company's private line operations provided positive cash flow with adequate liquidity to meet the Company's operational needs. However, the Company's capital expenditures and, since the issuance of the Senior Notes in the fourth quarter of 1995, its interest expense and operating losses, have been financed with the proceeds of debt and equity securities. For 1997 and 1996, the Company's EBITDA minus interest expense minus capital expenditures plus the increases in working capital were negative $284.1 million and negative $130.2 million, respectively.

     Cash provided by operating activities increased $43.1 million to $14.3 million in 1997, compared to cash used in operating activities of $28.7 million in 1996, primarily due to the current year's proceeds relating to fiber rights sales in 1997 of $69.7 million, off-set primarily by increases in net losses.

     Cash used in investing activities in 1997 was $298.4 million, primarily from the Company's capital spending of $314.3 million and investment in non-consolidated subsidiaries (chiefly the Mexican joint venture) of $35.5 million being partially offset by the release of $51.4 million of funds from escrow under the Senior Notes. In 1996 cash provided by investing activities was $3.1 million as $136.4 million in capital expenditures and $7.3 million of investments in unconsolidated subsidiaries were offset by $146.8 million in net release of funds from escrow under the Senior Notes.

     Cash provided by financing activities was $375.5 million in 1997 compared to $80.0 million in 1996. The year over year increase was due to $95.4 million in net proceeds from issuing the Convertible Preferred Stock in April 1997 and $288.0 in net proceeds from issuing the Exchangeable Preferred Stock in August 1997. In 1996, the net cash provided by financing activities was largely due to $94.1 million from issuing common stock offset mainly by payments of debt service.

     As of February 28, 1998, the Company had approximately $106.0 million in cash. The Company anticipates incurring a substantial amount of additional indebtedness in 1998. The Company is in discussions with various investment bankers, vendors and lending institutions regarding substantial additional equity and/or debt financing for 1998 and beyond. The Company seeks to obtain sufficient funding from these sources plus cash receipts from fiber sales and operations for the following major uses of cash: (i) the Network expansion and other capital expenditures; (ii) debt service; (iii) lease payments; (iv) funding its joint ventures; and (v) working capital. Capital spending in 1998 is projected to be approximately $525.0 million. After 1998, capital expenditures are expected to be reduced, but continue to be substantial. There can be no assurance that the Company will be successful in obtaining the necessary financing to meet its needs. A failure to raise cash would delay or prevent such capital expenditures and the construction of the Network expansion. Also, the foregoing capital expenditure and cash requirements for 1998 do not take into account any acquisitions.

     The Company is required to make interest payments in the amount of $35.6 million on the Senior Notes each year. For 1997, EBITDA was insufficient to cover the Company's debt service requirements under the Senior Notes. The Company anticipates that such payments during 1998 will be made from cash on hand. The Company is also required to make principal payments of $4.0 million on other debt in 1998 including quarterly principal payments of $560,000 from March 31, 1998 through December 31, 1999.

     In October 1997, the Company exchanged 96.7% of its Series 3 Preferred Stock for Common Stock. Each stockholder of Series 3 Preferred Stock received
49.85 shares of Common Stock for each share of Series 3 Preferred Stock. As a result of this exchange 12,136 shares of Series 3 Preferred Stock were retired and 604,871 shares of Common Stock were issued. At December 31, 1997, the aggregate liquidation preference of the remaining outstanding Series 3 Preferred Stock was $692,000. The Company expects to redeem the remaining Series 3 Preferred Stock during 1998.

     The Company is required to make minimum annual lease payments for facilities, equipment and transmission capacity used in its operations. In 1998, 1999 and 2000 the Company is currently required to make payments of approximately $10.7 million, $10.7 million and $9.3 million, respectively, on capital leases and $32.6 million, $8.7 million and $6.3 million, respectively, on operating leases. The Company expects to incur additional operating and capital lease costs in connection with the Network expansion.

     In connection with its Network expansion, the Company has entered into various construction and installation agreements with contractors. Total commitments remaining under these agreements were approximately $77.6 million at December 31, 1997. These commitments are expected to be paid during 1998.

     In connection with the Network expansion, as of December 31, 1997, the Company had committed to pay $42.0 million in shared construction costs for fiber usage rights on other long distance carriers' networks. Estimates of these shared construction costs are included in the Company's 1998 capital expenditure estimates. Pursuant to these agreements relating to the construction of the Network expansion, the Company has committed to pay a total of $30.4 million for periods ranging from twenty to twenty-five years for maintenance and license fees.

     At the present time, the Company does not anticipate significant additional funding to Progress International for investment in Marca-Tel until the regulatory and market conditions in Mexico improve. The Company is not obligated to continue to fund Progress International and the Senior Notes Indenture and the terms of the Exchangeable Preferred Stock contain significant limitations on the amount the Company may invest in Progress International and other non-majority owned entities. However, failure to provide further significant funding to Progress International is likely to result in a default under Marca-Tel's financing arrangements and could result in the foreclosure of the third party's security interest. The Company's interest in Progress International, and thus its indirect interest in Marca-Tel, therefore could be diluted or lost entirely. See "Business -- Mexican Joint Venture."

     The forward-looking statements set forth above with respect to the estimated cash requirements relating to capital expenditures, the Company's ability to meet such cash requirements and the Company's ability to service its debt are based on certain assumptions as to future events. Important assumptions, which if not met, could adversely affect the Company's ability to achieve satisfactory results include that: (i) there will be no significant delays or cost overruns with respect to the Network expansion; (ii) the Company's contractors and partners in cost-saving arrangements will perform their obligations; (iii) rights-of-way can be obtained in a timely, cost-effective basis; (iv) the routes of the Network expansion scheduled for completion in 1998 are substantially completed on schedule; (v) the Company will continue to increase traffic on its Network; and (vi) the Company can obtain vendor financing.

  Year 2000 Risks

     Certain of the Company's older computer programs identify years with two digits instead of four. This is likely to cause problems because the programs may recognize the year 2000 as the year 1900. These Year 2000 Problems could result in a system failure or miscalculations disrupting operations, including a temporary inability to process transactions, send invoices or engage in similar normal business activities. The Company has completed an assessment identifying which programs will have to be modified or replaced in order to function properly with respect to dates in the year 2000 and thereafter. The Company believes that the cost of modifying those systems that were not already scheduled for replacement for business reasons prior to 2000 is immaterial. Updating the current software to be Year 2000-compliant is scheduled to be completed by mid-1999, prior to any anticipated impact on operating systems. Although the Company does not expect Year 2000 Problems to have a material adverse effect on its internal operations, it is possible that Year 2000 Problems could have a material adverse effect on (i) the Company's suppliers and their ability to service the Company, to accurately invoice for services rendered and to accurately process payments received; and (ii) the Company's customers and their ability to continue to utilize the Company's services, to collect from their customers and to pay the Company for services received. The cumulative effect of such problems, if they occur, could have a material adverse effect on the Company and the value of the Common Stock and its other securities.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     Not applicable.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

     See the Index included at "Item 14. Exhibits, Financial Statement Schedules and Reports on Form 8-K."

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     None.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     The information required by this item will be contained in the Company's Proxy Statement for its Annual Meeting of Stockholders to be filed with the Commission within 120 days after December 31, 1997 and is incorporated herein by reference.

ITEM 11. EXECUTIVE COMPENSATION

     The information required by this item will be contained in the Company's Proxy Statement for its Annual Meeting of Stockholders to be filed with the Commission within 120 days after December 31, 1997 and is incorporated herein by reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     The information required by this item will be contained in the Company's Proxy Statement for its Annual Meeting of Stockholders to be filed with the Commission within 120 days after December 31, 1997 and is incorporated herein by reference.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     The information required by this item will be contained in the Company's Proxy Statement for its Annual Meeting of Stockholders to be filed with the Commission within 120 days after December 31, 1997 and is incorporated herein by reference.

                                    PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

     (a) Documents filed as part of this Report:

                                                                               PAGE
                                                                               ----
        (1)      Index to Financial Statements:
                 Report of Independent Auditors..............................  F-1
                 Consolidated Balance Sheets as of December 31, 1997 and       F-2
                 1996........................................................
                 Consolidated Statements of Operations for the years ended     F-3
                 December 31, 1997, 1996 and 1995............................
                 Consolidated Statements of Changes in Stockholders' Equity    F-4
                 for the years ended December 31, 1997, 1996 and 1995........
                 Consolidated Statements of Cash Flows for the years ended     F-5
                 December 31, 1997, 1996 and 1995............................
                 Notes to Consolidated Financial Statements..................  F-7
        (2)      Index to Financial Statement Schedules:
                 All Financial Statement Schedules for which provision is
                 made in the applicable accounting regulations of the
                 Commission (i) are included in the notes to the financial
                 statements included in this report, (ii) are not required
                 under the related instruction or (iii) are inapplicable and, therefore, have been omitted.
        (3)(a)   Exhibits:

EXHIBIT
NUMBER                            DESCRIPTION
-------                           -----------
 2.1      Stock Acquisition Agreement and Plan of Merger by and among
          IXC Communications, Inc., IXC Long Distance, Inc., Pisces
          Acquisition Corp. and Network Long Distance, Inc. dated as of December 19, 1997 (incorporated by reference to Exhibit
          2.1 of IXC Communications, Inc.'s Current Report on Form 8-K
          dated December 19, 1997 and filed with the Commission on
          December 23, 1997).
 3.1+     Restated Certificate of Incorporation of IXC Communications,
          Inc., as amended.
 3.2      Bylaws of IXC Communications, Inc., as amended (incorporated by reference to Exhibit 3.2 of IXC Communications, Inc.'s
          Quarterly Report on Form 10-Q for the quarter ended
          September 30, 1997 filed with the Commission on November 14,
          1997 (the "September 30, 1997 10-Q")).
 4.1      Indenture dated as of October 5, 1995 by and among IXC
          Communications, Inc., on its behalf and as
          successor-in-interest to I-Link Holdings, Inc. and IXC
          Carrier Group, Inc., each of IXC Carrier, Inc., on its
          behalf and as successor-in-interest to I-Link, Inc., CTI
          Investments, Inc., Texas Microwave Inc. and WTM Microwave
          Inc., Atlantic States Microwave Transmission Company,
          Central States Microwave Transmission Company, Telcom
          Engineering, Inc., on its behalf and as
          successor-in-interest to SWTT Company and Microwave Network,
          Inc., Tower Communication Systems Corp., West Texas
          Microwave Company, Western States Microwave Transmission
          Company, Rio Grande Transmission, Inc., IXC Long Distance,
          Inc., Link Net International, Inc. (collectively, the
          "Guarantors"), and IBJ Schroder Bank & Trust Company, as
          Trustee (the "Trustee), with respect to the 12 1/2% Series A and Series B Senior Notes due 2005 (incorporated by
          reference to Exhibit 4.1 of IXC Communications, Inc.'s and each of the Guarantor's Registration Statement on Form S-4 filed with the Commission on April 1, 1996 (File No.
          333-2936) (the "S-4")).
 4.2      Form of 12 1/2% Series A Senior Notes due 2005 (incorporated by reference to Exhibit 4.6 of the S-4).

EXHIBIT
NUMBER                            DESCRIPTION
-------                           -----------
 4.3      Form of 12 1/2% Series B Senior Notes due 2005 and
          Subsidiary Guarantee (incorporated by reference to Exhibit
          4.8 of Amendment No. 1 to IXC Communications, Inc.'s
          Registration Statement on Form S-1 filed with the Commission on June 13, 1996 (File No. 333-4061) (the "S-1 Amendment")).
 4.4      Amendment No. 1 to Indenture and Subsidiary Guarantee dated as of June 4, 1996 by and among IXC Communications, Inc.,
          the Guarantors and the Trustee (incorporated by reference to
          Exhibit 4.11 of the S-1 Amendment).
 4.5      Purchase Agreement dated as of March 25, 1997 by and among
          IXC Communications, Inc., Credit Suisse First Boston
          Corporation ("CS First Boston") and Dillon Read & Co. Inc.
          ("Dillon Read") (incorporated by reference to Exhibit 4.12 of IXC Communications, Inc.'s Quarterly Report on Form 10-Q
          for the quarter ended March 31, 1997 filed with the
          Commission on May 15, 1997 (the "March 31, 1997 10-Q")).
 4.6      Registration Rights Agreement dated as of March 25, 1997 by and among IXC Communications, Inc., CS First Boston and
          Dillon Read (incorporated by reference to Exhibit 4.13 of
          the March 31, 1997 10-Q).
 4.7      Amendment to Registration Rights Agreement dated as of March
          25, 1997 by and between IXC Communications, Inc. and GEPT
          (incorporated by reference to Exhibit 4.14 of the March 31,
          1997 10-Q).
 4.8      Registration Rights Agreement dated as of July 8, 1997 among
          IXC Communications, Inc. and each of William G. Rodi, Gordon
          Hutchins, Jr. and William F. Linsmeier (incorporated by
          reference to Exhibit 4.15 of IXC Communications, Inc.'s
          Quarterly Report on Form 10-Q for the quarter ended June 30,
          1997, as filed with the Commission on August 6, 1997 (the
          "June 30, 1997 10-Q")).
 4.9      Registration Rights Agreement dated as of July 8, 1997 among
          IXC Communications, Inc. and each of William G. Rodi, Gordon
          Hutchins, Jr. and William F. Linsmeier (incorporated by
          reference to Exhibit 4.16 of the June 30, 1997 10-Q).
 4.10     Purchase Agreement dated as of August 14, 1997 by and among
          IXC Communications, Inc. and the initial purchasers named in
          Schedule A thereto (incorporated by reference to Exhibit 4.1 of IXC Communications, Inc.'s Current Report on Form 8-K
          dated August 20, 1997 and filed with the Commission on
          August 28, 1997 (the "8-K")).
 4.11     Indenture dated as of August 15, 1997 between IXC
          Communications, Inc. and The Bank of New York (incorporated by reference to Exhibit 4.2 of the 8-K).
 4.12     Registration Rights Agreement dated as of August 14, 1997 by and among IXC Communications, Inc. and the purchasers named therein (incorporated by reference to Exhibit 4.3 of the
          8-K).
 4.13+    First Supplemental Indenture dated as of October 23, 1997
          among IXC Communications, Inc., the Guarantors, IXC
          International, Inc. and IBJ Schroder Bank of Trust Company.
 4.14+    Second Supplemental Indenture dated as of December 22, 1997 among IXC Communications, Inc., the Guarantors, IXC Internet
          Services, Inc., IXC International, Inc. and IBJ Schroder
          Bank & Trust Company.
 4.15+    Third Supplemental Indenture dated as of January 6, 1998
          among IXC Communications, Inc., the Guarantors, IXC Internet
          Services, Inc., IXC International, Inc. and IBJ Schroder
          Bank & Trust Company.
10.1      Office Lease dated June 21, 1989 with USAA Real Estate
          Company, as amended (incorporated by reference to Exhibit
          10.1 of the S-4).

EXHIBIT
NUMBER                            DESCRIPTION
-------                           -----------
10.2      Equipment Lease dated as of December 1, 1994 by and between
          DSC Finance Corporation and Switched Services
          Communications, L.L.C.; Assignment Agreement dated as of
          December 1, 1994 by and between Switched Services
          Communications, L.L.C. and DSC Finance Corporation; and
          Guaranty dated December 1, 1994 made in favor of DSC Finance
          Corporation by IXC Communications, Inc. (incorporated by
          reference to Exhibit 10.2 of the S-4).
10.3*     Amended and Restated 1994 Stock Plan of IXC Communications,
          Inc., as amended (incorporated by reference to Exhibit 10.3 of the June 30, 1997 10-Q).
10.4*     Form of Non-Qualified Stock Option Agreement under the 1994
          Stock Plan of IXC Communications, Inc. (incorporated by
          reference to Exhibit 10.4 of the S-4).
10.5      Amended and Restated Development Agreement by and between
          Intertech Management Group, Inc. and IXC Long Distance, Inc.
          (incorporated by reference to Exhibit 10.7 of IXC
          Communications, Inc.'s and the Guarantors' Amendment No. 1
          to Form S-4 filed with the Commission on May 20, 1996 (File
          No. 333-2936) ("Amendment No. 1 to S-4")).
10.6      Second Amended and Restated Service Agreement dated as of
          January 1, 1996 by and between Switched Services
          Communications, L.L.C. and Excel Telecommunications, Inc.
          (incorporated by reference to Exhibit 10.8 of the S-4).
10.7      Equipment Purchase Agreement dated as of January 16, 1996 by and between Siecor Corporation and IXC Carrier, Inc.
          (incorporated by reference to Exhibit 10.9 of the S-4).
10.8*     1996 Stock Plan of IXC Communications, Inc., as amended
          (incorporated by reference to Exhibit 10.10 of IXC
          Communications, Inc. Annual Report on Form 10-K for the year ended December 31, 1996 filed with the Commission on March
          28, 1997 (the "10-K")).
10.9      IRU Agreement dated as of November 1995 between WorldCom,
          Inc. and IXC Carrier, Inc. (incorporated by reference to
          Exhibit 10.11 of Amendment No. 1 to the S-4).
10.10*    Outside Directors' Phantom Stock Plan of IXC Communications,
          Inc., as amended (incorporated by reference to Exhibit 10.12 of the 10-K).
10.11*    Business Consultant and Management Agreement dated as of
          March 1, 1997 by and between IXC Communications, Inc. and
          Culp Communications Associates (incorporated by reference to
          Exhibit 10.13 of IXC Communications, Inc.'s Registration
          Statement on Form S-4 as filed with the Commission on
          October 3, 1997 (File No. 333-37157) (the "EPS S-4")).
10.12*    Employment Agreement dated December 28, 1995 by and between
          IXC Communications, Inc. and James F. Guthrie (incorporated by reference to Exhibit 10.14 of the S-1 Amendment).
10.13*    Employment Agreement dated August 28, 1995, by and between
          IXC Communications, Inc. and David J. Thomas (incorporated by reference to Exhibit 10.15 of the S-1 Amendment).
10.14*    Special Stock Plan of IXC Communications, Inc. (incorporated by reference to Exhibit 10.16 of the 10-K).
10.15     Lease dated as of June 4, 1997 between IXC Communications,
          Inc. and Carramerca Realty, L.P. (incorporated by reference to Exhibit 10.17 of the June 30, 1997 10-Q).
10.16     Loan and Security Agreement dated as of July 18, 1997 among
          IXC Communications, Inc., IXC Carrier, Inc. and NFTC Capital
          Corporation ("NTFC") (incorporated by reference to Exhibit
          10.18 of the June 30, 1997 10-Q).
10.17     IRU and Stock Purchase Agreement dated as of July 22, 1997 between IXC Internet Services, Inc. and PSINet Inc.
          (incorporated by reference to Exhibit 10.19 of IXC
          Communications, Inc.'s Amendment No. 1 to Form 10-Q/A for
          the quarter ended September 30, 1997 filed with the
          Commission on December 12, 1997 (the "September 30, 1997
          10-Q/A")).
10.18     Joint Marketing and Services Agreement dated July 22, 1997 between IXC Internet Services, Inc. and PSINet Inc.
          (incorporated by reference to Exhibit 10.20 of the September
          30, 1997 10-Q/A).

EXHIBIT
NUMBER                            DESCRIPTION
-------                           -----------
10.19*    Employment Agreement dated as of September 9, 1997 between
          Benjamin L. Scott and IXC Communications, Inc. (incorporated by reference to Exhibit 10.21 of IXC Communication Inc.'s
          Amendment No. 1 to Registration Statement on S-4 filed with the Commission on December 15, 1997 (File No. 333-37157)
          ("Amendment No. 1 to the EPS S-4")).
10.20*    IXC Communications, Inc. 1997 Special Executive Stock Plan
          (incorporated by reference to Exhibit 10.22 of Amendment No.
          1 to the EPS S-4).
10.21+    First Amendment to Loan and Security Agreement dated as of
          December 23, 1997 among IXC Communications, Inc., IXC
          Carrier, Inc., NTFC and Export Development Corporation
          ("EDC").
10.22+    Second Amendment to Loan and Security Agreement dated as of
          January 21, 1998 among IXC Communications, Inc., IXC
          Carrier, Inc., NTFC and EDC.
21.1+     Subsidiaries of IXC Communications, Inc.
23.1+     Consent of Ernst & Young LLP.
23.2+     Consent of Arthur Andersen LLP.
24.1      Powers of Attorney (included as the signature page of this
          Form 10-K).
27.1+     Financial Data Schedule.
99.1+     Marca-Tel Combining Financial Statements as of December 31,
          1997 and 1996 together with Auditors' Report.

---------------

* Management contract or executive compensation plan or arrangement required to be indicated as such and filed as an exhibit pursuant to applicable rules of the Commission.

+ Filed herewith.

     (b) Reports on Form 8-K:

     1. Form 8-K dated September 29, 1997 and filed with the Commission on October 3, 1997 with respect to three press releases reporting on Benjamin L. Scott becoming the President and Chief Executive Officer of the Company, Stuart Coppens becoming the Vice President of Finance and Chief Accounting Officer of the Company and Mike Jones becoming the Vice President of Construction and Facilities Engineering.

     2. Form 8-K dated October 3, 1997 and filed with the Commission on October 3, 1997 with respect to a press release reporting on the commencement of the Company's offer (the "Series 3 Tender Offer") to exchange shares of its Common Stock for all outstanding shares of its Series 3 Preferred Stock.

     3. Form 8-K dated October 3, 1997 and filed with the Commission on October 7, 1997 with respect to information regarding an employment agreement entered into between the Company and Benjamin L. Scott.

     4. Form 8-K dated November 3, 1997 and filed with the Commission on November 4, 1997 with respect to a press release reporting a fiber exchange transaction with FTV Communications, LLC.

     5. Form 8-K dated November 4, 1997 and filed with the Commission on November 5, 1997 with respect to a press release announcing the Company's results of operations for the quarter ended September 30, 1997.

     6. Form 8-K dated November 6, 1997 and filed with the Commission on November 7, 1997 with respect to a press release reporting the consummation and results of the Series 3 Tender Offer.

     7. Form 8-K dated November 7, 1997 and filed with the Commission on November 10, 1997 with respect to a press release reporting the termination of the Company's solicitation of consents in connection with its Senior Notes.

     8. Form 8-K dated December 16, 1997 and filed with the Commission on December 17, 1997 with respect to a press release reporting on the commencement of the Company's offer to exchange shares of its 12 1/2% Series B Junior Exchangeable Preferred Stock Due 2009 which have been registered under the Securities Act for each of its outstanding shares of 12 1/2% Junior Exchangeable Preferred Stock Due 2009.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                          IXC COMMUNICATIONS, INC.

                                          By:     /s/ JAMES F. GUTHRIE
                                            ------------------------------------
                                                      James F. Guthrie
                                             Executive Vice President and Chief
                                                      Financial Officer

Dated: March 13, 1998

     Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

                      SIGNATURE                                     TITLE                      DATE
                      ---------                                     -----                      ----

                /s/ BENJAMIN L. SCOTT                     President, Chief Executive      March 13, 1998
-----------------------------------------------------         Officer and Director
                  Benjamin L. Scott                           (Principal Executive
                                                                    Officer)

                 /s/ RALPH J. SWETT                         Chairman and Director         March 13, 1998
-----------------------------------------------------
                   Ralph J. Swett

                /s/ JAMES F. GUTHRIE                     Executive Vice President and     March 13, 1998
-----------------------------------------------------       Chief Financial Officer
                  James F. Guthrie                          (Principal Financial and
                                                              Accounting Officer)

                /s/ RICHARD D. IRWIN                               Director               March 13, 1998
-----------------------------------------------------
                  Richard D. Irwin

                 /s/ WOLFE H. BRAGIN                               Director               March 13, 1998
-----------------------------------------------------
                   Wolfe H. Bragin

                /s/ CARL W. MCKINZIE                               Director               March 13, 1998
-----------------------------------------------------
                  Carl W. McKinzie

               /s/ PHILLIP L. WILLIAMS                             Director               March 13, 1998
-----------------------------------------------------
                 Phillip L. Williams

                   /s/ JOE C. CULP                                 Director               March 13, 1998
-----------------------------------------------------
                     Joe C. Culp

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

     AT&T -- AT&T Corp.

     Backbone -- The through-portions of a transmission network, as opposed to spurs which branch off the through-portions.

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

     Frontier -- Frontier Corporation.

     FTV -- FTV Communications, LLC.

     GAAP -- Generally Accepted Accounting Principles.

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

     Level 3 -- Level 3 Communications, Inc.

     Local loop -- A circuit within a LATA.

     Long distance switched services -- Telecommunications services such as residential long distance services that are processed through digital switches and delivered over long-haul circuits and other transmission facilities.

     MCI -- MCI Communications Corporation.

     Megabit -- One million bits of information. The information-carrying capacity (i.e., bandwidth) of a circuit may be measured in "megabits per second."

     MFN -- Metromedia Fiber Network Services, Inc.

     MFS -- MFS Network Technologies, Inc., a subsidiary of WorldCom.

     MOUs -- Minutes of use of long distance service.

     Non-facilities based carrier -- Carriers that do not own transmission facilities.

     OC-3, OC-12, OC-48 and OC-192 -- Standard telecommunications industry measurements for optical transmission capacity distinguishable by bit rate transmitted per second and the number of voice or data transmissions that can be simultaneously transmitted through fiber optic cable. An OC-3 is generally equivalent to three DS3s and has a bit rate of 155.52 megabits per second and can transmit 2,016 simultaneous voice or data transmissions. An OC-12 has a bit rate of 622.08 megabits per second and can transmit 8,064 simultaneous voice or data transmissions. An OC-48 has a bit rate of 2,488.32 megabits per second and can transmit 32,256 simultaneous voice or data transmissions. An OC-192 is the equivalent of four OC-48s.

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

     Telecom One -- Telecom One, Inc.

     The Williams Companies -- The Williams Companies, Inc.

     Vyvx -- Vyvx, Inc., a subsidiary of The Williams Companies, Inc.

     Westel -- Westel International, Inc.

     WilTech -- The WilTech Group, a subsidiary of The Williams Companies, Inc.

     WilTel -- WilTel Network Services, Inc., a subsidiary of The Williams Companies, Inc.

     WorldCom -- WorldCom, Inc.

                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

                            IXC COMMUNICATIONS, INC.
                   AUDITED CONSOLIDATED FINANCIAL STATEMENTS

                                                              PAGE
                                                              ----
  Report of Independent Auditors............................   F-2
  Consolidated Balance Sheets as of December 31, 1997 and
     1996...................................................   F-3
  Consolidated Statements of Operations for the years ended
     December 31, 1997, 1996 and 1995.......................   F-4
  Consolidated Statements of Changes in Stockholders' Equity
     (Deficit) for the years ended December 31, 1997, 1996
     and 1995...............................................   F-5
  Consolidated Statements of Cash Flows for the years ended
     December 31, 1997, 1996 and 1995.......................   F-6
  Notes to Consolidated Financial Statements................   F-7

                          INDEPENDENT AUDITOR'S REPORT

The Board of Directors
IXC Communications, Inc.

We have audited the accompanying consolidated balance sheets of IXC Communications, Inc. and its subsidiaries as of December 31, 1997 and 1996, and the related consolidated statements of operations, changes in stockholders' equity (deficit) and cash flows for each of the three years in the period ended December 31, 1997. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits. We did not audit the financial statements of MarcaTel S.A. de C.V. (MarcaTel), a corporation in which the Company has an indirect interest, accounted for using the equity method, as of and for the year ended December 31, 1997. Those statements were audited by other auditors whose report has been furnished to us, and our opinion, insofar as it relates to data included for MarcaTel (see Note 20), is based solely on the report of the other auditors.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits and the report of other auditors provide a reasonable basis for our opinion.

In our opinion, based on our audits and, for 1997, the report of other auditors, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of IXC Communications, Inc. and its subsidiaries at December 31, 1997 and 1996, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 1997, in conformity with generally accepted accounting principles.

                                          ERNST & YOUNG LLP

Austin, Texas
February 28, 1998

                            IXC COMMUNICATIONS, INC.

                          CONSOLIDATED BALANCE SHEETS

                                                                  DECEMBER 31,
                                                              ---------------------
                                                                1997         1996
                                                              ---------    --------
                                                                 (IN THOUSANDS)
                           ASSETS

Cash and cash equivalents...................................  $ 152,720    $ 61,340
Accounts receivable:
  Trade, net of allowance for doubtful accounts of
    $14,403,000 in 1997 and $4,030,000 in 1996..............     91,730      45,102
  Other.....................................................      1,556       2,466
                                                              ---------    --------
                                                                 93,286      47,568
Deferred tax assets.........................................      1,662         463
Prepaid expenses............................................      1,838       1,734
                                                              ---------    --------
         Total current assets...............................    249,506     111,105
Property and equipment, net.................................    608,937     268,609
Escrow under Senior Notes...................................         --      51,412
Investment in unconsolidated subsidiaries...................     17,497       5,486
Deferred charges and other non-current assets...............     41,155      22,539
                                                              ---------    --------
         Total assets.......................................  $ 917,095    $459,151
                                                              =========    ========

    LIABILITIES, REDEEMABLE PREFERRED STOCK AND STOCKHOLDERS' EQUITY (DEFICIT)
Accounts payable -- trade...................................  $  81,679    $ 49,856
Accrued service cost........................................     44,705      15,067
Accrued liabilities.........................................     43,122      18,928
Current portion of long-term debt and capital lease
  obligations...............................................     12,171       6,750
                                                              ---------    --------
         Total current liabilities..........................    181,677      90,601
Long-term debt and capital lease obligations................    308,124     295,531
Deferred tax liability......................................      3,206       2,434
Unearned fiber usage revenue................................     60,957       5,302
Other noncurrent liabilities................................      6,253         899
Minority interest...........................................      1,465         905
7 1/4% Junior Convertible Preferred Stock; $.01 par value;
  3,000,000 shares of all classes of Preferred Stock
  authorized; 1,055,367 shares issued and outstanding
  (aggregate liquidation preference of $105,537,000 at
  December 31, 1997)........................................    101,239          --
12 1/2% Junior Exchangeable Preferred Stock; $.01 par value;
  3,000,000 shares of all classes of Preferred Stock
  authorized; 308,958 shares issued and outstanding
  (aggregate liquidation preference of $313,786,000,
  including accrued dividends of $4,828,000 at December 31,
  1997).....................................................    302,129          --

Stockholders' equity (deficit):
  10% Junior Series 3 Cumulative Preferred Stock; 3,000,000
    shares of all classes of Preferred Stock authorized;
    $.01 par value; shares issued and outstanding 414 in
    1997 and 12,550 in 1996 (aggregate liquidation
    preference of $692,000 at December 31, 1997 and
    $19,059,000 at December 31, 1996).......................          1          13
  Common Stock, $.01 par value; 100,000,000 shares
    authorized; shares issued and outstanding 31,559,691 in
    1997 and 30,795,014 in 1996.............................        316         308
  Additional paid-in capital................................    106,559     123,434
  Accumulated deficit.......................................   (154,831)    (60,276)
                                                              ---------    --------
  Total stockholders' equity (deficit)......................    (47,955)     63,479
                                                              ---------    --------
         Total liabilities, redeemable preferred stock and
          stockholders' equity (deficit)....................  $ 917,095    $459,151
                                                              =========    ========

                            See accompanying notes.

                            IXC COMMUNICATIONS, INC.

                     CONSOLIDATED STATEMENTS OF OPERATIONS

                                                                    YEAR ENDED DECEMBER 31,
                                                             --------------------------------------
                                                                1997           1996         1995
                                                             -----------    ----------    ---------
                                                             (IN THOUSANDS, EXCEPT PER SHARE DATA)
Net operating revenue:
  (Net of service credit and bad debt provision of
     $17,387,000, $3,060,000 and $1,505,000 during 1997,
     1996, and 1995)
  Private line.............................................   $ 162,398      $ 99,793      $89,563
  Long distance switched services..........................     258,312       103,968        1,438
                                                              ---------      --------      -------
                                                                420,710       203,761       91,001
Operating expenses:
  Cost of services.........................................     325,127       143,469       39,852
  Operations and administration............................      80,070        47,067       32,282
  Depreciation and amortization............................      60,748        27,241       17,438
                                                              ---------      --------      -------
     Operating income (loss)...............................     (45,235)      (14,016)       1,429
Interest income............................................       7,492         2,838          468
Interest income on escrow under Senior Notes...............         203         7,404        2,552
Interest expense...........................................     (31,266)      (37,076)     (14,597)
Equity in net income (loss) of unconsolidated
  subsidiaries.............................................     (23,800)       (1,961)          19
                                                              ---------      --------      -------
Loss before income taxes, minority interest and
  extraordinary loss.......................................     (92,606)      (42,811)     (10,129)
Benefit (provision) for income taxes.......................      (1,389)        5,981        1,693
Minority interest..........................................        (560)         (618)       5,218
                                                              ---------      --------      -------
Loss before extraordinary loss.............................     (94,555)      (37,448)      (3,218)
Extraordinary loss on early extinguishment of debt, less
  applicable provision for income taxes of $1,164,000......          --            --       (1,747)
                                                              ---------      --------      -------
Net loss...................................................     (94,555)      (37,448)      (4,965)
Dividends applicable to preferred stock....................      21,636         1,739        1,843
                                                              ---------      --------      -------
Net loss applicable to common stockholders.................   $(116,191)     $(39,187)     $(6,808)
                                                              =========      ========      =======
Basic and diluted loss per share:
  Before extraordinary loss................................   $   (3.75)     $  (1.42)     $  (.21)
  Extraordinary loss.......................................          --            --         (.07)
                                                              ---------      --------      -------
  Net loss.................................................   $   (3.75)     $  (1.42)     $  (.28)
                                                              =========      ========      =======

                            See accompanying notes.

                            IXC COMMUNICATIONS, INC.

      CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY (DEFICIT)

                                                    10% JUNIOR
                            10% SENIOR SERIES 1      SERIES 3
                              PREFERRED STOCK     PREFERRED STOCK    COMMON STOCK
                            -------------------   ---------------   ---------------
                             NUMBER               NUMBER            NUMBER            ADDITIONAL                      TOTAL
                               OF                   OF                OF               PAID-IN     ACCUMULATED    STOCKHOLDERS'
                             SHARES     AMOUNT    SHARES   AMOUNT   SHARES   AMOUNT    CAPITAL       DEFICIT     EQUITY (DEFICIT)
                            ---------   -------   ------   ------   ------   ------   ----------   -----------   ----------------
                                                                       (IN THOUSANDS)
Balance at December 31,
  1994....................      1       $1,460      13      $ 13    24,335    $243     $ 29,430     $ (16,957)       $ 14,189
  Redemption of preferred
    stock.................     (1)      (1,460)     --        --       --       --           --            --          (1,460)
  Net loss................     --           --      --        --       --       --           --        (4,965)         (4,965)
  Dividends
    paid -- preferred
    stock -- 10% Senior
    Series 1..............     --           --      --        --       --       --           --          (505)           (505)
  Dividends
    paid -- preferred
    stock of consolidated
    subsidiary............     --           --      --        --       --       --           --          (401)           (401)
                               --       -------    ---      ----    ------    ----     --------     ---------        --------
Balance at December 31,
  1995....................     --           --      13        13    24,335     243       29,430       (22,828)          6,858
  Issuance of common
    stock.................     --           --      --        --    6,460       65       94,004            --          94,069
  Net loss................     --           --      --        --       --       --           --       (37,448)        (37,448)
                               --       -------    ---      ----    ------    ----     --------     ---------        --------
Balance at December 31,
  1996....................     --           --      13        13    30,795     308      123,434       (60,276)         63,479
                               --       -------    ---      ----    ------    ----     --------     ---------        --------
  Exercise of options.....     --           --      --        --       62        1          683            --             684
  Accretion of Preferred
    Stock.................     --           --      --        --       --       --         (724)                         (724)
  Dividends paid in kind
    and
    accrued -- Preferred
    Stock.................     --           --      --        --       --       --      (19,323)           --         (19,323)
  Conversion of Series 3
    Preferred Stock.......     --           --     (12)      (12)     605        6            5            --              (1)
  Issuance of common stock
    for acquisition.......     --           --      --        --       98        1        2,742            --           2,743
  Other...................     --           --      --        --       --       --         (258)           --            (258)
  Net loss................     --           --      --        --       --       --           --       (94,555)        (94,555)
                               --       -------    ---      ----    ------    ----     --------     ---------        --------
Balance at December 31,
  1997....................     --       $   --       1      $  1    31,560    $316     $106,559     $(154,831)       $(47,955)
                               ==       =======    ===      ====    ======    ====     ========     =========        ========

                            See accompanying notes.

                            IXC COMMUNICATIONS, INC.

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                   YEAR ENDED DECEMBER 31,
                                                              ----------------------------------
                                                                1997         1996        1995
                                                              ---------    --------    ---------
                                                                        (IN THOUSANDS)
CASH FLOW FROM OPERATING ACTIVITIES:
Net loss....................................................  $ (94,555)   $(37,448)   $  (4,965)
Adjustments to reconcile net loss to cash provided (used in)
  by operating activities:
  Depreciation..............................................     50,334      23,695       16,608
  Amortization..............................................     10,414       3,546          830
  Amortization of debt issue costs and Senior Note
    discount................................................      1,702       1,086          858
  Provision for doubtful accounts...........................     17,387       3,060        1,505
  Equity in net (income) loss of unconsolidated
    subsidiaries............................................     23,800       1,961          (19)
  Minority interest in net (income) loss of subsidiaries....        560         618       (5,218)
  Compensation expense on stock options and phantom stock...        349         182           --
  Extraordinary loss on early extinguishment of debt........         --          --        2,911
  Other, net................................................       (803)         --           --
  Changes in assets and liabilities, net of effects of
    acquisitions:
    Increase in accounts receivable.........................    (63,106)    (44,309)      (4,108)
    Decrease (increase) in other current assets                    (104)        490       (1,466)
    Increase in accounts payable -- trade...................     20,314      17,950        5,196
    Increase in accrued liabilities and accrued service
      costs.................................................     15,903       4,436        7,503
    Decrease in deferred income taxes.......................       (427)     (5,882)      (1,847)
    Decrease in deferred charges and other non-current
      assets................................................    (30,201)     (4,538)      (4,092)
    Increase (decrease) in other noncurrent liabilities.....     62,768       6,466       (2,089)
                                                              ---------    --------    ---------
      Total adjustments.....................................    108,890       8,761       16,572
                                                              ---------    --------    ---------
         Net cash provided by (used in) operating
           activities.......................................     14,335     (28,687)      11,607
                                                              ---------    --------    ---------
CASH FLOW FROM INVESTING ACTIVITIES:
Release of funds from escrow under Senior Notes.............     69,564     154,244        4,300
Deposit into escrow under Senior Notes......................    (18,152)     (7,404)    (202,552)
Purchase of property and equipment..........................   (314,327)   (136,391)     (23,670)
Investment in unconsolidated subsidiaries...................    (35,497)     (7,319)          --
                                                              ---------    --------    ---------
         Net cash used in investing activities..............   (298,412)      3,130     (221,922)
                                                              ---------    --------    ---------
CASH FLOW FROM FINANCING ACTIVITIES:
Net proceeds from issuance of Senior Notes, net of
  discount..................................................         --          --      277,148
Payment of debt issue costs.................................         --      (1,301)     (10,407)
Proceeds from long-term debt................................         --          --       18,695
Payments on long-term debt and capital lease obligations....     (8,288)    (12,786)     (76,490)
Net proceeds from issuance of Convertible Preferred Stock...     95,354          --           --
Net proceeds from issuance of Exchangeable Preferred
  Stock.....................................................    287,967          --           --
Redemption of preferred stock...............................         --          --       (1,460)
Redemption of preferred stock of consolidated subsidiary
  held by minority interests................................         --          --       (1,400)
Issuance of common stock....................................         --      94,069           --
Capital contribution in subsidiary by minority
  shareholders..............................................         --          --        6,002
Other financing activities..................................        424          --         (906)
                                                              ---------    --------    ---------
         Net cash provided by financing activities..........    375,457      79,982      211,182
                                                              ---------    --------    ---------
Net increase in cash and cash equivalents...................     91,380      54,425          867
Cash and cash equivalents at beginning of year..............     61,340       6,915        6,048
                                                              ---------    --------    ---------
Cash and cash equivalents at end of year....................  $ 152,720    $ 61,340    $   6,915
                                                              =========    ========    =========
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
  Cash paid (received) for:
    Income taxes............................................  $     516    $   (832)   $   1,240
                                                              =========    ========    =========
    Interest expense net of amount capitalized..............  $  30,174    $ 37,561    $   4,955
                                                              =========    ========    =========

                            See accompanying notes.

                            IXC COMMUNICATIONS, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               DECEMBER 31, 1997

 1. ORGANIZATION

     IXC Communications, Inc. and its subsidiaries (collectively referred to as "IXC" or the "Company") is an Austin, Texas based supplier of telecommunications services. IXC provides two principal services to long distance companies: (i) private line voice and data circuits and (ii) long distance switched services.

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

     In late 1995, the Company expanded into the business of selling long distance switched services to long distance resellers. Sellers of switched long distance services are generally switched carriers, like IXC, that own one or more switches that direct telecommunications traffic or switchless carriers that depend on switched carriers to provide long distance services to their users. The Company sells switched long distance services on a per-call basis, with payment due monthly after services are rendered.

 2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

  Principles of Consolidation

     IXC, a Delaware corporation, was incorporated in 1992 and, through a series of transactions through 1994, acquired various wholly-owned and majority-owned subsidiaries which are included in the consolidated financial statements. The consolidated financial statements of IXC include the accounts of IXC Communications, Inc. and its wholly-owned and majority-owned subsidiaries. The Company has a 50% interest in Progress International L.L.C. ("Progress"), a 40% interest in a European Joint Venture, and a 20% interest in Unidial Communications Services, L.L.C. ("Unidial"), all of which are accounted for using the equity method. Progress has a 49% interest in Marca-Tel S.A. de C.V. ("Marca-Tel"), a telecommunications company located in Mexico. Significant intercompany accounts and transactions have been eliminated in the consolidated financial statements. Any difference between the amount at which the investment is being carried and the amount of the underlying equity in the net assets of the equity investee is being amortized over its expected life.

  Revenues

     Private line voice and data circuit revenues are generated primarily by providing capacity on the Company's fiber optic and microwave transmission network at rates established under long-term contractual arrangements or on a month-to-month basis after contract expiration. Revenue is recognized as services are provided.

     Switched long-distance service revenues are generated primarily by providing voice and data communication services. Revenue is recognized as services are provided.

     The Company accounts for capacity exchange agreements with other carriers by recognizing the fair value of the revenue earned and expense incurred under the respective agreements. Exchange agreements accounted for noncash revenue and expense (in equal amounts) of $14.0 million in 1997, $14.0 million in 1996, and $13.8 million in 1995.

                            IXC COMMUNICATIONS, INC.

                               DECEMBER 31, 1997

  Cash and Cash Equivalents

     Cash and cash equivalents include cash on hand, money market funds and all investments with an initial maturity of three months or less. All cash equivalents are recorded at cost and classified as available for sale. Short-term investments held in the Company's escrow related to the Senior Notes (see Note 4) were not included as a cash equivalent.

  Property and Equipment

     Property and equipment is recorded at cost. Depreciation is provided using the straight-line method over the estimated useful lives of the various assets, ranging from three to twenty years. Maintenance and repairs are charged to operations as incurred. Property and equipment recorded under capital leases is included with the Company's owned assets. Amortization of assets recorded under capital leases is included in depreciation expense.

     Costs associated with uncompleted portions of the fiber optic network are classified as construction in progress in the accompanying consolidated balance sheets. Upon completion, the costs will be classified as transmission systems and depreciated over their useful lives.

     In accordance with FASB Statement No. 121, the Company reviews its long-lived assets by comparing the undiscounted cash flows estimated to be generated by those assets with the related carrying amount of the assets. Upon an indication of an impairment, a loss is recorded if the discounted cash flows projected for the assets is less than the assets' carrying value.

  Fiber Exchange Agreements

     In connection with its fiber optic network expansion, the Company has entered into various agreements to purchase, sell or exchange fiber usage rights. Purchases of fiber usage rights from other carriers are recorded at cost as a separate component of property and equipment. The recorded assets are amortized over the lesser of the term of the related agreement or the estimated life of the fiber optic cable. Sales of fiber usage rights are recorded as unearned revenue. Revenue is recognized over the terms of the related agreements. Non-monetary exchanges of fiber usage rights (swaps of fiber usage rights with other long distance carriers) are recorded at the cost of the asset transferred or, if applicable, the fair value of the asset received.

  Capitalization of Interest

     Interest is capitalized as part of the cost of constructing the Company's fiber optic network and for amounts invested in companies or joint ventures accounted for using the equity method during pre-operating periods. Interest capitalized during construction periods are computed by determining the average accumulated expenditures for each interim capitalization period and applying the interest rate related to the specific borrowings associated with each construction project. Total interest incurred during the years ended December 31, 1997, 1996 and 1995 was $38.6 million, $40.0 million, and $15.0 million, respectively, of which, $7.3 million, $2.9 million, and $0.4 million was capitalized.

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

                               DECEMBER 31, 1997

  Deferred Charges and Other Non-current Assets

     Costs incurred in connection with obtaining long-term financing have been deferred and are being amortized as interest expense over the terms of the related debt agreements. Deferred costs relating to long-term financing at December 31, 1997 and 1996 were $28.1 million and $11.4 million, respectively. Accumulated amortization of these costs at December 31, 1997 and 1996 were $3.3 million and $1.4 million, respectively.

     Certain costs incurred in connection with installation of the switched long distance network have been deferred and are being amortized on a straight-line basis over two years. Deferred network costs at December 31, 1997 and 1996 were $7.6 million and $5.0 million, with accumulated amortization of $3.4 million and $1.0 million, respectively.

     The acquisition cost of customer accounts obtained through an outside sales organization have been deferred and amortized over two years. Acquisition costs of customer accounts at December 31, 1997 and 1996 were $15.2 million and $2.3 million with accumulated amortization of $5.3 million and $0.7 million.

  Stock-Based Compensation

     The Company has elected to account for its employee stock options under Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" ("APB 25") and related interpretations, because, the alternative fair value accounting provided for under SFAS No. 123, "Accounting for Stock-Based Compensation," requires use of option valuation models that were not developed for use in valuing employee stock options (Note 9). Under APB 25 compensation expense is recognized when the exercise price of the Company's employee stock options is less than the market price of the underlying stock on the date of grant.

  Basic and Diluted Loss Per Share

     In 1997, the Financial Accounting Standards Board issued Statement No. 128, Earnings per Share. Statement 128 replaced the calculation of primary and fully diluted earnings per share with basic and diluted earnings per share. Unlike primary earnings per share, basic earnings per share excludes any dilutive effects of options, warrants and convertible securities. Diluted earnings per share is very similar to the previously reported fully diluted earnings per share. All earnings per share amounts for all periods have been presented, and where appropriate, restated to conform to the Statement 128 requirements.

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

  Concentration of Credit Risk

     Financial instruments that potentially subject the Company to concentrations of credit risk consist primarily of cash equivalents, funds held in escrow and trade receivables. The Company places its cash equivalents and funds held in escrow in quality investments with reputable financial institutions. Trade receivables include significant balances due from a small number of customers. At December 31, 1997, $23.7 million in trade receivables from the Company's private line services are due from ten customers. Switched long distance services receivables are also concentrated, with $40.5 million in trade receivables due from six customers, including $22.6 million from Excel Communications, Inc. ("Excel"). If any of these

                            IXC COMMUNICATIONS, INC.

                               DECEMBER 31, 1997

individually significant customers are unable to meet their financial obligations, results of operations of the Company could be adversely affected. The Company performs ongoing credit evaluations of its customers' financial condition. IXC has not experienced significant losses from sales to any of its significant customers (See Note 11).

  Reclassifications

     Certain amounts for prior years have been reclassified to conform to the 1997 presentation.

 3. PROPERTY AND EQUIPMENT

     The following table details the Company's property and equipment:

                                                            DECEMBER 31,
                                                        ---------------------
                                                          1997         1996
                                                        ---------    --------
                                                           (IN THOUSANDS)
Land and right of ways................................  $   4,151    $  2,345
Buildings and improvements............................     21,451       5,048
Transmission systems..................................    440,738     181,170
Furniture and other...................................      6,776       4,629
Fiber usage rights....................................     34,991      38,533
Construction in progress..............................    216,481     106,017
                                                        ---------    --------
                                                          724,588     337,742
Less: Accumulated depreciation and amortization.......   (115,651)    (69,133)
                                                        ---------    --------
Property and equipment, net...........................  $ 608,937    $268,609
                                                        =========    ========

 4. ESCROW UNDER SENIOR NOTES

     Under the terms of the Company's Senior Notes, issued in October 1995, the Company was required to place $200 million of Senior Notes proceeds in an escrow account, under which the proceeds and the earnings thereon were restricted in their use to network expansion, capital expenditures, certain interest, principal and other payments on the Senior Notes and other permitted uses (see
Note 6). Such funds were invested in short-term, investment-grade, interest-bearing securities as follows:

                                                              DECEMBER 31,
                                                           ------------------
                                                            1997       1996
                                                           -------    -------
                                                             (IN THOUSANDS)
Overnight investments....................................  $    --    $14,201
U.S. Government securities...............................       --     37,211
                                                           -------    -------
                                                           $    --    $51,412
                                                           =======    =======

     The escrow account was subject to a security interest under the Company's Senior Notes. The investments in the escrow account at December 31, 1996 were all due in three months or less and classified as available for sale.

                            IXC COMMUNICATIONS, INC.

                               DECEMBER 31, 1997

 5. ACCRUED LIABILITIES

     The following table details the Company's accrued liabilities:

                                                              DECEMBER 31,
                                                           ------------------
                                                            1997       1996
                                                           -------    -------
                                                             (IN THOUSANDS)
Accrued taxes............................................  $ 4,814    $ 2,750
Deferred revenue.........................................    4,510      3,044
Accrued interest.........................................    8,906      8,906
Deposits.................................................   12,873         --
Other....................................................   12,019      4,228
                                                           -------    -------
                                                           $43,122    $18,928
                                                           =======    =======

 6. LONG-TERM DEBT

     Long-term debt and capital lease obligations of IXC consisted of the following:

                                                             DECEMBER 31,
                                                         --------------------
                                                           1997        1996
                                                         --------    --------
                                                            (IN THOUSANDS)
Senior Notes -- 12.5%, net of unamortized discount of
  $6,862,000 and $7,344,000 at December 31, 1997 and
  1996, respectively...................................  $278,138    $277,656
Capital lease obligations..............................    36,217      17,862
Other debt.............................................     5,940       6,763
                                                         --------    --------
          Total long-term debt and capital lease
            obligations................................   320,295     302,281
Less current portion...................................   (12,171)     (6,750)
                                                         --------    --------
Long-term debt and capital lease obligations...........  $308,124    $295,531
                                                         ========    ========

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

     Of the net proceeds of approximately $277 million, $200 million was deposited into an escrow account primarily restricted for the construction of a major network expansion program (see Note 4). Approximately $53.7 million of the net proceeds was used to repay or repurchase certain previously-existing indebtedness of the Company, including $22.7 million paid to certain stockholders. This resulted in an extraordinary loss on

                            IXC COMMUNICATIONS, INC.

                               DECEMBER 31, 1997

early extinguishment of debt of $1.7 million in 1995, net of applicable income tax benefit of $1.2 million. In addition, approximately $3.8 million was used to redeem certain preferred stock.

     As of December 31, 1997, the Senior Notes are senior unsecured obligations of the Company and are guaranteed on a senior unsecured basis by certain wholly owned direct and indirect subsidiaries of IXC. The obligations of each guarantor are limited to the minimum extent necessary to prevent the guarantee from violating or becoming voidable under applicable law relating to fraudulent conveyance or fraudulent transfer or similar laws affecting the rights of creditors generally. See Note 24 for financial information for guarantor and non-guarantor subsidiaries.

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

     In 1997, the Company entered into a secured equipment financing facility with NTFC Capital Corporation under which the Company has available financing of up to $28 million (as of December 31, 1997 approximately $18 million of which had been borrowed).

     Annual maturities of long-term debt at December 31, 1997 are as follows (in thousands):

1998......................................................  $  3,765
1999......................................................     2,175
2005......................................................   285,000
                                                            --------
                                                             290,940
Less discount on Senior Notes.............................    (6,862)
                                                            --------
                                                            $284,078
                                                            ========

 7. CAPITAL AND OPERATING LEASES

     The Company leases certain facilities, equipment and transmission capacity used in its operations under noncancellable capital and operating leases. Future minimum annual lease payments under these lease agreements at December 31, 1997, are as follows (in thousands):

                                                  CAPITAL    OPERATING
                                                  LEASES      LEASES
                                                  -------    ---------
1998............................................  $10,696     $35,585
1999............................................   10,725       8,679
2000............................................    9,328       6,257
2001............................................    6,793       4,855
2002............................................    4,766       4,593
                                                  -------
                                                   42,308
Less amounts related to interest................   (6,091)
                                                  -------
Present value of capital lease obligations......   36,217
Less current portion............................   (8,195)
                                                  -------
Long-term capital lease obligations.............  $28,022
                                                  =======

                            IXC COMMUNICATIONS, INC.

                               DECEMBER 31, 1997

     The gross amount of assets recorded under capital leases at December 31, 1997 and 1996 was $38.1 million and $22.2 million, respectively. The related accumulated amortization was $17.1 million and $5.9 million at December 31, 1997 and 1996, respectively.

     Lease expense relating to facilities, equipment and transmission capacity leases, excluding amortization of fiber exchange agreements, was approximately $98.0 million, $49.9 million and $29.1 million for the years ended December 31, 1997, 1996 and 1995, respectively.

 8. REDEEMABLE PREFERRED STOCK

     In April 1997, the Company issued $100 million (1,000,000 shares) of 7 1/4% Junior Convertible Preferred Stock Due 2007 ("Convertible Preferred Stock"). The net proceeds of approximately $95.4 million from the offering were used to fund capital expenditures, investments in the Company's unconsolidated subsidiaries and general corporate purposes. The Convertible Preferred Stock and the common stock issuable upon conversion thereof were registered under the Securities Act of 1933, as amended (the "Securities Act") in August 1997 in compliance with the registration rights agreement entered into by the Company with the initial purchasers of the Convertible Preferred Stock. The Convertible Preferred Stock is convertible at the option of the holder into shares of common stock at a conversion rate of 4.263 shares of common stock for each share of Convertible Preferred Stock. On March 31, 2007, the Convertible Preferred Stock must be redeemed by the Company at a price equal to the liquidation preference ($100 per share) plus accrued and unpaid dividends; thus it is "mandatorily redeemable" and is not included in stockholders' equity. Dividends payable prior to or on June 30, 1999 are, at the option of the Company, payable in cash or through the issuance of additional shares of Convertible Preferred Stock equal to the dividend amount divided by the liquidation preference of such additional shares. After March 31, 1999, to the extent and for so long as the Company is not permitted to pay cash dividends on the Convertible Preferred Stock by the terms of any then outstanding indebtedness or any other agreement or instrument to which the Company is subject, the Company will be required to pay dividends, which shall accrue at the rate per annum of 8 3/4%, through the issuance of additional shares of Convertible Preferred Stock. Payment of cash dividends on the Convertible Preferred Stock is not currently permitted under the indenture for the Company's 12 1/2% Senior Notes due 2005 until certain financial conditions have been met. During 1997, the Company issued approximately 55,367 additional shares of Convertible Preferred Stock in satisfaction of its 1997 dividend requirements. Any difference between the carrying value and the redemption amount of the Convertible Preferred Stock is accreted to additional paid-in-capital for all periods through the mandatory redemption date.

     In August 1997, the Company issued $300 million (300,000 shares) of 12 1/2% Junior Exchangeable Preferred Stock Due 2009 (the "Exchangeable Preferred Stock"). The net proceeds of approximately $288.0 million from the offering are being used to fund capital expenditures, investments in the Company's unconsolidated subsidiaries and general corporate purposes. The Exchangeable Preferred Stock was registered under the Securities Act of 1933, as amended (the "Securities Act") in December 1997 in compliance with the registration rights agreement entered into by the Company with the initial purchasers of the Exchangeable Preferred Stock. The Company may exchange all of the shares of Exchangeable Preferred Stock for 12 1/2% Subordinated Exchange Debentures Due 2009 ("Exchange Debentures") in a principle amount equal to the liquidation preference of the Exchangeable Preferred Stock at the time of the exchange. If exchanged, the Exchange Debentures will bear interest at the rate of 12 1/2% per annum, payable semiannually on February 15 and August 15, commencing with the first of such dates to occur after the date of such exchange. The Exchange Debentures will be general unsecured obligations of the Company, subordinated in right of payment to all existing and future senior indebtedness of the Company and to all indebtedness and other liabilities of the Company's subsidiaries. On August 15, 2009, the Exchangeable Preferred Stock must be redeemed by the Company at a price equal to the liquidation preference ($1,000 a share) plus accrued and unpaid dividends; thus it is "mandatorily redeemable" and is not included in stockholders' equity. Dividends on the Exchangea-

                            IXC COMMUNICATIONS, INC.

                               DECEMBER 31, 1997

ble Preferred Stock will accrue at a rate of 12 1/2% per annum of the liquidation preference thereof (including unpaid dividends) and will be payable quarterly in arrears on February 15, May 15, August 15, and November 15 of each year commencing November 15, 1997. Dividends payable prior to or on August 15, 2000 are, at the option of the Company, payable in cash or through issuance of additional shares of Exchangeable Preferred Stock equal to the dividend amount divided by the liquidation preference of such additional shares. After February 15, 2001, interest on the Exchangeable Preferred Stock may be paid only in cash. Payment of cash dividends on the Exchangeable Preferred Stock is not currently permitted under the indenture for the Company's 12 1/2% Senior Notes due 2005 until certain financial conditions have been met. During 1997, the Company issued approximately 8,958 additional shares of Exchangeable Preferred Stock in satisfaction of its 1997 dividend requirements. Any difference between the carrying value and the redemption amount of the Exchangeable Preferred Stock is accreted by a charge to additional paid-in-capital for all periods through the mandatory redemption date.

 9. COMMON AND PREFERRED STOCK

  Preferred Stock

     The 10% Junior Series 3 Cumulative Redeemable Preferred Stock ("Series 3 Preferred Stock") votes as a single class with IXC's common stock except in matters impacting the rights of the Series 3, is entitled to elect one director and may be redeemed at the Company's option in whole or in part at any time, subject to certain debt covenants, at a price of $1,000 per share, plus accumulated and unpaid dividends and accrued interest. The Series 3 Preferred Stock is nonparticipatory and has no mandatory redemption requirements. Dividends are payable at the determination of the Board of Directors, subject to debt covenants. Interest accrues on unpaid dividends at an annual rate of 10%.

     On October 31, 1997, the Company consummated its offer to exchange shares of its Common Stock for its Series 3 Preferred Stock. Holders of approximately 96.7% of its Series 3 Preferred Stock accepted such offer. Each holder that tendered shares of Series 3 Preferred Stock received approximately 49.85 shares of Common Stock for each share of Series 3 Preferred Stock tendered prior to the expiration date. The conversion rate was calculated by dividing the aggregate per share liquidation preference of, and the accrued and unpaid dividend on, one share of Series 3 Preferred Stock as of October 31, 1997 by $33.00 (the last reported sales price of the Company's Common Stock on the Nasdaq National Market on October 31, 1997). The aggregate liquidation preference and accrued and unpaid dividends on the Series 3 Preferred Stock at October 31, 1997, was approximately $20.6 million ($1,645 per share for the 12,550 shares outstanding). Cumulative preferred dividends in arrears, including interest, at December 31, 1997 and 1996 were $277,614 ($670.64 per share) and $6.5 million ($518.65 per share), respectively.

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

     See also Note 8 for Redeemable Preferred Stock.

  Common Stock

     During 1996, the Company issued 6,440,000 shares of Common Stock in an initial public offering and a private placement, resulting in net proceeds of $94.1 million.

     At December 31, 1997, the Company has reserved approximately 8,319,000 shares for future issuance under stock option plans and the Convertible Preferred Stock.

                            IXC COMMUNICATIONS, INC.

                               DECEMBER 31, 1997

  Stock Option and Award Plans

     In November 1994, the Company adopted the IXC Communications, Inc. Stock Plan, as amended (the "1994 Stock Plan"), which provides for the issuance of restricted stock or the granting of stock options for up to 1,212,450 shares of common stock to key employees and others. Awards under the 1994 Stock Plan are given at the discretion of the Board of Directors and include common stock options with exercise prices at least equal to the fair market value at the date of grant. Options granted may be either "incentive stock options," within the meaning of Section 422(a) of the Internal Revenue Code, or non-qualified options. The options expire after 10 years and generally vest at rates of 25% and 33% per year commencing one year after the date of grant, with the exception of two grants covering 84,871 shares which were 100% vested upon grant.

     In 1996, the Company adopted the IXC Communications, Inc. 1996 Stock Plan, as amended (the "1996 Stock Plan"), which provides for the issuance of restricted stock or the granting of stock options for up to 2,121,787 shares of common stock to key employees and others. Awards under the 1996 Stock Plan are granted at the discretion of the Board of Directors and include common stock options with exercise prices at least equal to the fair market value at the date of grant. Options granted may be either "incentive stock options," within the meaning of Section 422(a) of the Internal Revenue Code, or non-qualified options. The options expire after 10 years and generally vest at rates of 25% and 33% per year commencing one year after the date of grant. During 1997 and 1996, 744,900 and 476,600 options were granted, respectively, under the 1996 Stock Plan.

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

     In October 1996, the Company adopted a stock incentive plan (the "Special Stock Plan") covering 67,900 shares of common stock. Any employee, director or other person providing services to the Company is eligible to receive awards under the Special Stock Plan, at the Board's discretion. Awards available under the Special Stock Plan include common stock purchase options and restricted common stock. All available options to acquire stock under the Special Stock Plan were granted in 1996 at exercise prices less than market value at the date of grant and vest over three to four years. In 1997 and 1996, the Company recognized $247,000 and $182,000 in compensation expense respectively, related to grants under the Special Stock Plan.

     On May 14, 1996 the Company adopted the IXC Communications, Inc. Outside Directors' Phantom Stock Plan (the "Directors' Plan"), pursuant to which $20,000 per year of outside director's fees for certain directors is deferred and treated as if it were invested in shares of the Company's common stock. No shares of common stock will be actually purchased and the participants will receive cash benefits equal to the value of the shares that they are deemed to have purchased under the Directors' Plan, with such value to be determined on the date of distribution. Distribution of benefits generally will occur three years after the deferral. Compensation expense is determined based on the market price of the shares deemed to have been purchased and is charged to expense over the related period. In 1997 and 1996, the Company recognized $102,000 and $60,000 as compensation expense related to the Directors' Plan.

     In September 1997, the Company adopted the 1997 Special Executive Stock Plan, a stock incentive plan covering 500,000 shares of common stock. The purposes of the new plan were to promote the interests of the Company and its stockholders by enabling it to offer grants of stock to better attract, retain and reward key executives and, to strengthen the mutuality of interests between an executive and the Company's stockholders by providing an executive with a proprietary interest in pursuing the Company's long-term growth and financial success. The terms and conditions of the 1997 Special Executive Stock Plan were essentially the same as those of the 1994 and 1996 Plans. All available options to acquire stock under the 1997 Special

                            IXC COMMUNICATIONS, INC.

                               DECEMBER 31, 1997

Executive Stock Plan were granted in 1997 at market value at the date of grant. The options granted will vest over a five year period.

  Stock Based Compensation

     The Company has elected to account for its employee stock options under APB
25. As a result, pro forma information regarding net loss and loss per share is required by SFAS No. 123, which requires that the information be determined as if the Company had accounted for its employee stock options granted subsequent to December 31, 1994 under the fair value method of that Statement. The fair value for these options was estimated at the date of grant using the Black-Scholes option pricing model with the following weighted-average assumptions for 1997, 1996 and 1995, respectively: risk-free interest rates ranging from 5.17% to 6.22%, 5.25% to 6.73% and 5.74% to 5.95%; no dividend yield; volatility factor of the expected market price of the Company's common stock of .551 in 1997 and .523 for 1996 and 1995; and a weighted-average expected life of the options of approximately 5 years.

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

     For purposes of pro forma disclosures, the estimated fair value of the options is amortized to expense over the options' vesting period. The Company's pro forma information follows (in thousands except for loss per share information):

                                                       1997         1996       1995
                                                     ---------    --------    -------
Pro forma loss applicable to common stockholders...  $(120,151)   $(39,805)   $(6,871)
Pro forma basic and diluted loss per share.........  $   (3.88)   $  (1.45)   $ (0.28)

     Because SFAS No. 123 is applicable only to options granted subsequent to December 31, 1994, its pro forma effect will not be fully reflected until 1998.

     A summary of the Company's stock option activity, and related information for the years ended December 31 follows:

                                     1997                       1996                      1995
                            -----------------------    -----------------------    --------------------
                                          WEIGHTED-                  WEIGHTED-               WEIGHTED-
                                           AVERAGE                    AVERAGE                 AVERAGE
                                          EXERCISE                   EXERCISE                EXERCISE
                             OPTIONS        PRICE       OPTIONS        PRICE      OPTIONS      PRICE
                            ----------    ---------    ----------    ---------    -------    ---------
Outstanding -- beginning
  of year.................   1,700,573     $ 9.05         645,880     $ 3.01      206,113      $3.01
Granted...................   1,244,900      25.06       1,138,351      12.04      439,767       3.01
Exercised.................     (62,226)     10.98         (19,702)      3.01           --         --
Forfeited.................     (31,001)     17.89         (63,956)      3.01           --         --
                            ----------     ------      ----------     ------      -------      -----
Outstanding -- end of
  year....................   2,852,246     $15.90       1,700,573     $ 9.05      645,880      $3.01
                            ==========     ======      ==========     ======      =======      =====
Exercisable at end of
  year....................     687,041                    257,527                 121,243
                            ==========                 ==========                 =======
Weighted-average fair
  value of options granted
  during the year.........  $    14.55                 $     7.34                 $  1.51

                            IXC COMMUNICATIONS, INC.

                               DECEMBER 31, 1997

     The following table summarizes outstanding options at December 31, 1997 by price range:

                          OUTSTANDING                                     EXERCISABLE
---------------------------------------------------------------      ----------------------
                                WEIGHTED-      WEIGHTED-AVERAGE                   WEIGHTED-
 NUMBER                          AVERAGE          REMAINING          NUMBER        AVERAGE
   OF         RANGE OF          EXERCISE         CONTRACTUAL           OF         EXERCISE
 OPTIONS   EXERCISE PRICE         PRICE        LIFE OF OPTIONS       OPTIONS        PRICE
---------  ---------------      ---------      ----------------      -------      ---------
1,036,095  $          3.01       $ 3.01              7.8             536,604        $3.01
1,045,651   15.38 to 26.25        19.69              9.0             150,437        19.87
 770,500    27.50 to 36.88        28.10              9.7                  --           --
---------  ---------------       ------                              -------        -----
2,852,246  $3.01 to $36.88       $15.90              8.8             687,041        $6.70
=========  ===============       ======                              =======        =====

10. LOSS PER SHARE

     Loss per share data for the years ended December 31, 1997, 1996 and 1995 are as follows:

                                             INCOME             SHARES           PER-SHARE
                                           (NUMERATOR)       (DENOMINATOR)        AMOUNT
                                           -----------       -------------       ---------
                                                (IN THOUSANDS, EXCEPT PER-SHARE DATA)
For the Year Ended 1997:
  Net loss...............................   $ 94,555
  Less: Preferred stock dividends........     21,636
                                            ========
  Basic and diluted loss per share.......   $116,191            30,961            $(3.75)
                                            ========            ======            ======

     Options to purchase 2,852,246 shares of common stock and 1,055,367 shares of Convertible Preferred Stock (each share convertible into 4.263 shares of common stock) were outstanding at December 31, 1997, but were not included in the computation of diluted loss per share because they would have been anti-dilutive due to the Company's net loss.

                                             INCOME             SHARES           PER-SHARE
                                           (NUMERATOR)       (DENOMINATOR)        AMOUNT
                                           -----------       -------------       ---------
                                                (IN THOUSANDS, EXCEPT PER-SHARE DATA)
For the Year Ended 1996:
  Net loss...............................   $(37,448)
  Less: Preferred stock dividends........     (1,739)
                                            ========
  Basic and diluted loss per share.......   $(39,187)           27,525            $(1.42)
                                            ========            ======            ======

     Options to purchase 1,700,573 shares of common stock were outstanding at December 31, 1996, but were not included in the computation of diluted loss per share because they would have been anti-dilutive due to the Company's net loss.

                            IXC COMMUNICATIONS, INC.

                               DECEMBER 31, 1997

                                             INCOME             SHARES           PER-SHARE
                                           (NUMERATOR)       (DENOMINATOR)        AMOUNT
                                           -----------       -------------       ---------
                                                (IN THOUSANDS, EXCEPT PER-SHARE DATA)
For the Year Ended 1995:
  Net loss...............................    $(4,965)
  Less: Preferred stock dividends........     (1,843)
                                             -------
  Basic and diluted loss per share.......    $(6,808)           24,335            $(0.28)
                                             =======            ======            ======

     Options to purchase 645,880 shares of common stock were outstanding at December 31, 1995, but were not included in the computation of diluted loss per share because they would have been anti-dilutive due to the Company's net loss.

11. MAJOR CUSTOMERS

     Prior to 1996, substantially all of the Company's revenues were earned from private line services. Private line services generally are provided to carriers under long-term contractual arrangements or on a month-to-month basis after contract expiration. In late 1995, the Company expanded into the business of selling long distance switched services to long distance resellers. Excel Communications is the Company's largest long distance switched service customer. Only sales to Excel exceeded 10% of total revenues for each of the years ended December 31, 1997 and 1996. The percentages of revenue for customers with 10% or more of the Companys' business in any one year are as follows:

                                                      1997      1996      1995
                                                      ----      ----      ----
Excel Communications, Inc...........................   29%       35%       --
Frontier Communications.............................    4%       10%       21%
WorldCom, Inc. .....................................    4%        8%       20%

12. EMPLOYEE BENEFIT PLANS

     The Company has a defined contribution retirement and 401(k) savings plan which covers all full-time employees with one year of service. The Company contributes 6% of eligible compensation, as defined in the plan, and matches 50% of the employee's contributions up to a maximum of 6% of the employee's compensation. Employees vest in the Company's contribution over five years. Benefit expense for the years ended December 31, 1997, 1996 and 1995 was approximately $1,263,000, $779,000 and $522,000, respectively.

                            IXC COMMUNICATIONS, INC.

                               DECEMBER 31, 1997

13. INCOME TAXES

     Deferred income taxes reflect the tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the Company's deferred tax assets and liabilities are as follows:

                                                              DECEMBER 31,
                                                           -------------------
                                                             1997       1996
                                                           --------   --------
                                                             (IN THOUSANDS)
Deferred tax assets:
  Tax credit carryforwards...............................  $  2,068   $  2,068
  Net operating loss carryforwards.......................    37,363     22,240
  Investment in joint venture............................     9,465        794
  Deferred revenue.......................................    19,787         --
  Bad debts..............................................     5,761      1,612
  Accrued expenses.......................................     3,273        750
                                                           --------   --------
          Gross deferred tax assets......................    77,717     27,464
          Valuation allowance............................   (54,793)   (17,264)
                                                           --------   --------
Net deferred tax assets..................................    22,924     10,200
                                                           --------   --------
Deferred tax liabilities:
  Tax over book depreciation.............................   (23,635)   (10,372)
  Other liability accruals...............................      (833)    (1,799)
                                                           --------   --------
          Gross deferred tax liabilities.................   (24,468)   (12,171)
                                                           --------   --------
Net deferred tax liability...............................  $ (1,544)  $ (1,971)
                                                           ========   ========
As recorded in the consolidated balance sheets:
  Current deferred tax assets............................  $  1,662   $    463
  Non current deferred tax liability.....................    (3,206)    (2,434)
                                                           --------   --------
                                                           $ (1,544)  $ (1,971)
                                                           ========   ========

     At December 31, 1997, the Company had net operating loss carryforwards of approximately $93.4 million for income tax purposes that expire through 2012. The Company has minimum tax and investment tax credit carryforwards at December 31, 1997 of approximately $0.7 million and $1.4 million, respectively. The minimum tax credits can be carried forward indefinitely and the investment tax credits expire in 2001.

     Valuation allowances of $54.8 million and $17.3 million were established to offset a portion of the Company's deferred tax assets at December 31, 1997 and 1996, respectively. The valuation allowance is related to deferred tax assets, primarily net operating losses, that may not be realizable. During the years ended December 31, 1997 and 1996, the valuation allowance was increased by $37.5 million and $17.3 million, respectively.

                            IXC COMMUNICATIONS, INC.

                               DECEMBER 31, 1997

     Significant components of the benefit (provision) for income taxes (excluding the effect attributable to extraordinary items) are as follows:

                                                                DECEMBER 31,
                                                        -----------------------------
                                                          1997       1996       1995
                                                        --------    -------    ------
                                                               (IN THOUSANDS)
Current:
  Federal.............................................  $     --    $   829    $  381
  State...............................................    (1,816)      (250)       --
                                                        --------    -------    ------
Total current.........................................    (1,816)       579       381

Deferred:
  Federal.............................................       363      4,136     1,144
  State...............................................        64      1,266       168
                                                        --------    -------    ------
Total deferred........................................       427      5,402     1,312
                                                        --------    -------    ------
Benefit (provision) for income taxes..................  $ (1,389)   $ 5,981    $1,693
                                                        ========    =======    ======

     The reconciliation of income tax benefit (provision) attributable to continuing operations computed at the U.S. federal statutory tax rates to income tax benefit (provision) is as follows:

                                                                DECEMBER 31,
                                                       ------------------------------
                                                         1997        1996       1995
                                                       --------    --------    ------
                                                               (IN THOUSANDS)
Tax benefit at federal statutory rates...............  $ 32,608    $ 14,766    $1,670
State income tax benefit (provision) net of federal
  effect.............................................     3,690       3,106       302
Net operating losses and other deferred tax assets
  not benefited......................................   (37,529)    (17,264)       --
Resolution of tax examinations.......................        --       3,511        --
Permanent and other differences......................      (158)      1,862      (279)
                                                       --------    --------    ------
Benefit (provision) for income taxes.................  $ (1,389)   $  5,981    $1,693
                                                       ========    ========    ======

14. RELATED PARTY TRANSACTIONS

     A law firm, of which a director and stockholder of the Company was a principal, provided certain legal services to the Company and charged fees and costs incurred to the Company in the amount of approximately $4.3 million in 1997, $3.5 million in 1996 and $2.6 million in 1995.

                            IXC COMMUNICATIONS, INC.

                               DECEMBER 31, 1997

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

          Long-term debt: The fair value of the Senior Notes is estimated at $330 million based on the last trading price of the Senior Notes in 1997.

          Redeemable preferred stock: The fair value of the Convertible and Exchangeable Preferred Stock has not been determined due to the impracticability of such a calculation based on the limited market of the preferred stock and the lack of an actively quoted price.

16. COMMITMENTS AND CONTINGENCIES

     In connection with its fiber optic network expansion, the Company has entered into various construction and installation agreements with contractors. Total commitments under these agreements are approximately $77.6 million at December 31, 1997.

     In connection with its fiber expansion agreements, the Company has committed to pay $42.0 million for fiber usage rights on other long distance carriers' networks, $8.4 million of which was paid by December 31, 1997. Pursuant to the same agreements, the Company has committed to pay a total of $30.4 million, in periodic installments for twenty to twenty-five years related to maintenance and license fees. Several of these agreements require the Company to share network construction costs with the other party. The exact amounts of these construction costs are not specified in the related agreements and are thus excluded from the figures above.

     The Company is from time to time involved in various legal proceedings, all of which have arisen in the ordinary course of business and some of which are covered by insurance. In the opinion of the Company's management, none of the claims relating to such proceedings will have a material adverse effect on the financial condition or results of operations of the Company.

17. VALUATION AND QUALIFYING ACCOUNTS

     Activity in the Company's allowance for doubtful accounts and service credits was as follows (in thousands):

                               BALANCE AT                    OTHER                      BALANCE
                               BEGINNING     CHARGED TO    CHARGES TO                  AT END OF
     FOR THE YEARS ENDED       OF PERIOD      REVENUE       REVENUE      DEDUCTIONS     PERIOD
     -------------------       ----------    ----------    ----------    ----------    ---------
December 31, 1997............    $4,030       $17,387        $4,936       $11,950       $14,403
December 31, 1996............    $1,769       $ 3,060        $   --       $   799       $ 4,030
December 31, 1995............    $  762       $ 1,505        $   --       $   498       $ 1,769

                            IXC COMMUNICATIONS, INC.

                               DECEMBER 31, 1997

18. QUARTERLY RESULTS (UNAUDITED)

     The Company's unaudited quarterly results are as follows:

                                                  FOR THE 1997 QUARTER ENDED:
                                      ---------------------------------------------------
                                      MARCH 31    JUNE 30     SEPTEMBER 30    DECEMBER 31
                                      --------    --------    ------------    -----------
                                             (IN THOUSANDS, EXCEPT PER SHARE DATA)
Net operating revenues..............  $ 83,910    $ 88,865      $112,240       $135,695
Gross profit........................    14,928      14,715        28,351         37,589
Net loss............................   (19,878)    (28,810)      (26,788)       (19,079)
Basic and diluted loss per share....  $  (0.66)   $  (1.01)     $  (1.08)      $  (0.99)

                                                  FOR THE 1996 QUARTER ENDED:
                                      ---------------------------------------------------
                                      MARCH 31    JUNE 30     SEPTEMBER 30    DECEMBER 31
                                      --------    --------    ------------    -----------
                                             (IN THOUSANDS, EXCEPT PER SHARE DATA)
Net operating revenues..............  $ 26,250    $ 43,007      $ 61,016       $ 73,488
Gross profit........................    10,650      11,364        17,242         21,036
Net loss............................   (11,699)    (12,067)       (5,624)        (8,058)
Basic and diluted loss per share....  $  (0.50)   $  (0.51)     $  (0.20)      $  (0.28)

     The 1996 and first three quarters of 1997 earnings per share amounts have been restated immaterially to comply with Statement of Financial Accounting Standards No. 128, Earnings per Share and the Securities and Exchange Commission Staff Accounting Bulletin 98.

19. SEGMENT REPORTING

     In June 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 131, Disclosures about Segments of an Enterprise and Related Information (Statement 131), which is effective for years beginning after December 15, 1997. Statement 131 establishes standards for the way that public business enterprises report information about operating segments in annual financial statements and requires that those enterprises report selected information about operating segments in interim financial reports. It also establishes standards for related disclosures about products and services, geographic areas, and major customers. Statement 131 is effective for financial statements for fiscal years beginning after December 15, 1997, and therefore the Company will adopt the new requirements retroactively in 1998. Management has not completed its review of Statement 131, but anticipates that the adoption of Statement 131 will not affect results of operations or financial position, but may affect the disclosure of segment information. Under applicable accounting literature effective prior to the adoption of FAS 131, the Company considers its operations to be exclusively within a single industry.

20. INVESTMENT IN UNCONSOLIDATED SUBSIDIARY

     As of December 31, 1997, the Company indirectly owned 24.5% of Marca-Tel S.A. de C.V. (Marca-Tel) through its ownership of 50% of Progress International LLC, which owned 49% of Marca-Tel. The remaining 51% of Marca-Tel is owned by a Mexican individual and Formento Radio Beep, S.A. de C.V. The other 50% of Progress International is owned by Westel International, Inc.

                            IXC COMMUNICATIONS, INC.

                               DECEMBER 31, 1997

     The following are summarized financial information for Marca-Tel for the years ending December 31, 1997 and 1996:

                                                            1997        1996
                                                          --------    ---------
                                                             (IN THOUSANDS)
INCOME STATEMENT DATA:
Net revenue.............................................  $  5,786    $      --
Gross profit (loss).....................................    (4,556)      (3,110)
Net loss................................................   (25,395)      (3,120)
BALANCE SHEET DATA:
Current assets..........................................  $ 10,123    $   4,381
Non-current assets......................................    80,351       34,733
Current liabilities.....................................    18,431       26,665
Non-current liabilities.................................    51,831        2,871

     Marca-Tel is included in the financial statements of the Company as of and for the years ended December 31, 1997 and 1996 as follows:

                                                               1997     1996
                                                              ------    -----
                                                               (IN MILLIONS)
Investment in unconsolidated subsidiaries...................  $ 11.6    $ 5.3
Equity in net income (loss) of unconsolidated
  subsidiaries..............................................  $(23.6)   $(1.8)

21. JOINT VENTURES AND ACQUISITIONS

     In October 1997, the Company formed a joint venture with Telenor AS, the Norwegian national telephone company, to provide telecommunication services to carriers and resellers in nine European countries. The joint venture is owned 40 percent by the Company, 40 percent by Telenor Global Services AS, and 20 percent by Clarion Resources Communications Corporation, a U.S.-based telecommunications company in which Telenor owns a controlling interest. Under the terms of the agreement, the Company has two seats on the joint venture's board. Approximately $5.8 million was invested in this joint venture in 1997.

     In December 1997, the Company entered into an agreement to exchange approximately 4,000,000 shares of its common stock for all of the outstanding common stock of Network Long Distance, Inc, a switchless reseller to small/medium size companies. The Company intends to structure the transaction to qualify for pooling of interests accounting and to qualify as a tax-free reorganization. Under the terms of the agreement, Network Long Distance shareholders will receive 0.2998 IXC common shares for each Network Long Distance share at the close of the transaction. The transaction is expected to close in the second quarter of 1998, subject to Network Long Distance shareholder and regulatory approvals and other normal closing conditions.

     In December 1997, the Company announced a joint venture with UniDial Communications to sell UniDial products exclusively over the Company's network. The joint venture will be known as UniDial Communications Services, LLC, and will offer UniDial's full suite of wireless, voicemail, and paging products over the Company's network backbone. The Company will provide the joint venture with its full range of voice, video, Internet, and data services to be private labeled under the UniDial name. The products will be marketed through a full-time national sales force of UniDial network consultants. No amounts were invested in this joint venture in 1997.

                            IXC COMMUNICATIONS, INC.

                               DECEMBER 31, 1997

22. SUBSEQUENT EVENTS

     PSINet Transaction. To enhance the Company's product and service offerings, in February 1998, the Company consummated the agreements with PSINet which allow each party to market and sell the products and services of the other party. Under the terms of the agreements, the Company will provide PSINet with an IRU in 10,000 miles of OC-48 transmission capacity on its Network over a 20-year period in exchange for approximately 10.2 million shares representing 20% (post-issuance) of PSINet common stock. If the value of the PSINet common stock received by the Company is less than $240 million at the earlier of one year after the final delivery of the transmission capacity (scheduled for late-1999) or four years after the transaction's closing, PSINet, at its option, will pay the Company cash and/or deliver additional PSINet common stock to increase the value of the cash and common stock paid by PSINet to $240.0 million. Upon delivery of the transmission capacity to PSINet, the Company will begin to receive a maintenance fee which, as the full capacity has been delivered, should increase to approximately $11.5 million per year.

23. FINANCIAL INFORMATION FOR SUBSIDIARY GUARANTORS AND NON-GUARANTOR
SUBSIDIARIES

     IXC conducts a significant portion of its business through subsidiaries. The Senior Notes are unconditionally guaranteed, jointly and severally, by certain wholly-owned direct and indirect subsidiaries (the "Subsidiary Guarantors"). The obligations of each Guarantor are limited to the minimum extent necessary to prevent the guarantee from violating or becoming voidable under applicable law relating to fraudulent conveyance or fraudulent transfer or similar laws affecting the rights of creditors generally. Certain IXC subsidiaries do not guarantee the Senior Notes (the "Non-Guarantor Subsidiaries"). The claims of creditors of Non-Guarantor Subsidiaries have priority over the rights of IXC to receive dividends or distributions from such subsidiaries.

     Presented below is condensed consolidating financial information for IXC, the Subsidiary Guarantors and the Non-Guarantor Subsidiaries at December 31, 1997 and 1996 and for the years ended December 31, 1997, 1996 and 1995.

     The equity method has been used by IXC with respect to investments in subsidiaries. The equity method has been used by Subsidiary Guarantors with respect to investments in Non-Guarantor Subsidiaries. Separate financial statements for Subsidiary Guarantors are not presented based on management's determination that they do not provide additional information that is material to investors.

     Eliminations represents intercompany transactions, receivables, payables and investments among the companies comprising the consolidated Company's financial statements. These amounts must be eliminated in order to report the Company on a consolidated basis.

                            IXC COMMUNICATIONS, INC.

                               DECEMBER 31, 1997

     The following table sets forth the Guarantor and Non-Guarantor subsidiaries:

          GUARANTOR SUBSIDIARIES                   NON-GUARANTOR SUBSIDIARIES
          ----------------------                   --------------------------
Broadband Services, Inc.                   Mutual Signal Holding Corp.
IXC Carrier, Inc.                          Mutual Signal Corporation
  Atlantic States Microwave                Mutual Signal Corporation of
     Transmission Company                  Michigan
  Central States Microwave                 MSM Associates, Limited Partnership
     Transmission Company                  Switched Services Communications, L.L.C.
  Rio Grande Transmission, Inc.
  Telecom Engineering, Inc.
  Tower Communications System Corp.
  West Texas Microwave Company
  Western States Microwave Company
IXC Long Distance, Inc.
Link Net International, Inc.
IXC International , Inc.
IXC Internet Services, Inc.

                            IXC COMMUNICATIONS, INC.

                               DECEMBER 31, 1997

                     CONDENSED CONSOLIDATING BALANCE SHEET

                                                            DECEMBER 31, 1997
                                   --------------------------------------------------------------------
                                               SUBSIDIARY   NON-GUARANTOR
                                      IXC      GUARANTORS   SUBSIDIARIES    ELIMINATIONS   CONSOLIDATED
                                   ---------   ----------   -------------   ------------   ------------
                                                          (DOLLARS IN THOUSANDS)
Current assets:
  Cash and cash equivalents......  $ 122,572   $  27,249      $  2,899       $      --      $ 152,720
  Accounts receivable and other,
     net.........................        507      71,497        21,282              --         93,286
  Other current assets...........      1,310       1,546           644              --          3,500
                                   ---------   ---------      --------       ---------      ---------
          Total current assets...    124,389     100,292        24,825              --        249,506
Property and equipment, net......      8,246     543,506        57,445            (260)       608,937
Investments in and due from
  affiliate......................    512,535     255,797            --        (750,835)        17,497
Other assets.....................     17,330      10,638        16,621          (3,434)        41,155
                                   ---------   ---------      --------       ---------      ---------
          Total assets...........  $ 662,500   $ 910,233      $ 98,891       $(754,529)     $ 917,095
                                   =========   =========      ========       =========      =========
Current liabilities:
  Accounts payable and other
     current liabilities.........  $  27,777   $  97,191      $ 44,538       $      --      $ 169,506
  Current portion of long-term
     debt and lease
     obligations.................        118       4,276         7,777              --         12,171
                                   ---------   ---------      --------       ---------      ---------
          Total current
            liabilities..........     27,895     101,467        52,315              --        181,677
Long-term debt and capital lease
  obligations....................    278,427      18,156        11,541              --        308,124
Deferred tax liability...........         --      10,583            --          (7,377)         3,206
Due to affiliate/parent..........         --     882,885        83,259        (966,144)            --
Other noncurrent liabilities.....         --      67,210            --                         67,210
Minority interest................         --          --            --           1,465          1,465
Convertible Preferred Stock......    101,239                                                  101,239
Exchangeable Preferred Stock.....    302,129          --                                      302,129
Stockholders' equity:
  Preferred stock................          1          --         2,585          (2,585)             1
  Common stock...................        316           3            --              (3)           316
  Additional paid-in capital.....    106,559      42,553        23,848         (66,401)       106,559
  Accumulated deficit............   (154,066)   (212,624)      (74,657)        286,516       (154,831)
                                   ---------   ---------      --------       ---------      ---------
Total stockholders' equity.......    (47,190)   (170,068)      (48,224)        217,527        (47,955)
                                   ---------   ---------      --------       ---------      ---------
          Total liabilities and
            stockholders
            equity...............  $ 662,500   $ 910,233      $ 98,891       $(754,529)     $ 917,095
                                   =========   =========      ========       =========      =========

                            IXC COMMUNICATIONS, INC.

                               DECEMBER 31, 1997

                CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS

                                                                DECEMBER 31, 1997
                                       --------------------------------------------------------------------
                                                   SUBSIDIARY   NON-GUARANTOR
                                          IXC      GUARANTORS   SUBSIDIARIES    ELIMINATIONS   CONSOLIDATED
                                       ---------   ----------   -------------   ------------   ------------
                                                              (DOLLARS IN THOUSANDS)
Net operating revenues...............  $      43   $ 325,096      $ 247,693      $(152,122)     $ 420,710
Operating expenses:
  Cost of services...................          7     229,402        246,540       (150,822)       325,127
  Operations and administration......          6      57,638         23,726         (1,300)        80,070
  Depreciation and amortization......      4,341      45,401         11,102            (96)        60,748
                                       ---------   ---------      ---------      ---------      ---------
                                          (4,311)     (7,345)       (33,675)            96        (45,235)
Interest income......................      6,418         942            335             --          7,695
Intercompany interest income
  (expense)..........................     85,376     (75,306)       (10,070)            --             --
Interest expense.....................    (36,126)      7,112         (2,252)            --        (31,266)
Equity in net loss of unconsolidated
  subsidiaries.......................   (146,471)    (67,751)            --        190,422        (23,800)
                                       ---------   ---------      ---------      ---------      ---------
Loss before income taxes and minority
  interest...........................    (95,114)   (142,348)       (45,662)       190,518        (92,606)
Benefit (provision) for income
  taxes..............................        559      (4,217)         2,269             --         (1,389)
Minority interest....................         --          --             --           (560)          (560)
                                       ---------   ---------      ---------      ---------      ---------
Net loss.............................  $ (94,555)  $(146,565)     $ (43,393)     $ 189,958      $ (94,555)
                                       =========   =========      =========      =========      =========

                            IXC COMMUNICATIONS, INC.

                               DECEMBER 31, 1997

                CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS

                                                                DECEMBER 31, 1997
                                       --------------------------------------------------------------------
                                                   SUBSIDIARY   NON-GUARANTOR
                                          IXC      GUARANTORS   SUBSIDIARIES    ELIMINATIONS   CONSOLIDATED
                                       ---------   ----------   -------------   ------------   ------------
                                                            (DOLLARS IN THOUSANDS)
NET CASH PROVIDED BY (USED IN)
  OPERATING ACTIVITIES...............  $ (14,347)  $ (71,592)     $(16,600)       $116,874      $  14,335
CASH FLOWS FROM INVESTING ACTIVITIES:
Release of funds from escrow under
  Senior Notes.......................     69,564          --            --              --         69,564
Deposit into escrow under Senior
  Notes..............................    (18,152)         --            --              --        (18,152)
Purchase of property and equipment...     (8,238)   (239,495)      (20,098)        (46,496)      (314,327)
Investment in unconsolidated
  subsidiaries.......................     85,373     (35,497)           --         (85,373)       (35,497)
                                       ---------   ---------      --------        --------      ---------
Net cash provided by (used in)
  investing activities...............    128,547    (274,992)      (20,098)       (131,869)      (298,412)
                                       ---------   ---------      --------        --------      ---------
CASH FLOW FROM FINANCING ACTIVITIES:
Payments on long-term debt and
  capital lease obligations..........        289     (43,952)       (9,104)         44,479         (8,288)
Net proceeds from Convertible
  Preferred Stock....................     95,354          --            --              --         95,354
Net proceeds from Exchangeable
  Preferred Stock ...................    287,967          --            --              --        287,967
Other Financing, net.................       (172)         --            --             596            424
Advances to affiliates...............   (440,429)    427,240        44,090         (30,901)            --
                                       ---------   ---------      --------        --------      ---------
Net cash provided by (used in)
  financing activities...............    (56,991)    383,288        34,986          14,174        375,457
                                       ---------   ---------      --------        --------      ---------
Net increase (decrease) in cash and
  cash equivalents...................     57,209      36,704        (1,712)           (821)        91,380
Cash and cash equivalents at
  beginning of period................     65,363      (9,455)        4,611             821         61,340
                                       ---------   ---------      --------        --------      ---------
Cash and cash equivalents at end of
  period.............................  $ 122,572   $  27,249      $  2,899        $     --      $ 152,720
                                       =========   =========      ========        ========      =========

                            IXC COMMUNICATIONS, INC.

                               DECEMBER 31, 1997

                     CONDENSED CONSOLIDATING BALANCE SHEET

                                                                 DECEMBER 31, 1996
                                        -------------------------------------------------------------------
                                                   SUBSIDIARY   NON-GUARANTOR
                                          IXC      GUARANTORS   SUBSIDIARIES    ELIMINATIONS   CONSOLIDATED
                                        --------   ----------   -------------   ------------   ------------
                                                              (DOLLARS IN THOUSANDS)
Current assets:
  Cash and cash equivalents...........  $ 65,363    $ (9,455)     $  4,611       $     821       $ 61,340
  Accounts receivable and other,
     net..............................       111      28,657        32,363         (13,563)        47,568
  Other current assets................       937       3,765           549          (3,054)         2,197
                                        --------    --------      --------       ---------       --------
          Total current assets........    66,411      22,967        37,523         (15,796)       111,105
Property and equipment, net...........         8     231,514        37,347            (260)       268,609
Escrow under Senior Notes.............    51,412          --            --              --         51,412
Due from affiliate....................   225,093      40,742         6,574        (272,409)            --
Other assets..........................     8,429       6,527        13,049              20         28,025
                                        --------    --------      --------       ---------       --------
          Total assets................  $351,353    $301,750      $ 94,493       $(288,445)      $459,151
                                        --------    --------      --------       ---------       --------
Current liabilities:
  Accounts payable and other current
     liabilities......................  $ 10,077    $ 70,207      $ 16,909       $ (13,342)      $ 83,851
  Due to affiliate....................       141         523            40            (704)            --
  Current portion of long-term debt
     and lease obligations............        --       2,469         6,024          (1,743)         6,750
                                        --------    --------      --------       ---------       --------
          Total current liabilities...    10,218      73,199        22,973         (15,789)        90,601
Long-term debt and capital lease
  obligations.........................   277,656       1,487        21,548          (5,160)       295,531
Deferred tax liability................        --       7,484            --          (5,050)         2,434
Due to affiliate/parent...............        --     231,666        40,743        (272,409)            --
Other noncurrent liabilities..........        --       6,201           749            (749)         6,201
Minority interest.....................        --          --            --             905            905
Stockholders' equity:
  Preferred stock.....................        13          --         2,585          (2,585)            13
  Common stock........................       308           4             2              (6)           308
  Additional paid-in capital..........   123,434      30,053        36,249         (66,302)       123,434
  Accumulated deficit.................   (60,276)    (48,344)      (30,356)         78,700        (60,276)
                                        --------    --------      --------       ---------       --------
          Total stockholders'
            equity....................    63,479     (18,287)        8,480           9,807         63,479
                                        --------    --------      --------       ---------       --------
          Total liabilities and
            stockholders' equity......  $351,353    $301,750      $ 94,493       $(288,445)      $459,151
                                        ========    ========      ========       =========       ========

                            IXC COMMUNICATIONS, INC.

                               DECEMBER 31, 1997

                CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS

                                                                 DECEMBER 31, 1996
                                        -------------------------------------------------------------------
                                                   SUBSIDIARY   NON-GUARANTOR
                                          IXC      GUARANTORS   SUBSIDIARIES    ELIMINATIONS   CONSOLIDATED
                                        --------   ----------   -------------   ------------   ------------
                                                              (DOLLARS IN THOUSANDS)
Net operating revenues................  $     66    $148,692      $104,156        $(49,153)      $203,761
Operating expenses:
  Cost of services....................        --      86,929       103,912         (47,372)       143,469
  Operations and administration.......     3,955      36,711         7,558          (1,157)        47,067
  Depreciation and amortization.......        58      18,055         9,453            (325)        27,241
                                        --------    --------      --------        --------       --------
                                          (3,947)      6,997       (16,767)           (299)       (14,016)
Interest income.......................    17,572       6,738           596         (22,068)         2,838
Interest income on escrow under Senior
  Notes...............................     7,404          --            --              --          7,404
Interest expense......................   (38,181)    (15,936)       (5,027)         22,068        (37,076)
Equity in net income (loss) of
  unconsolidated subsidiaries.........   (26,277)    (23,688)           --          48,004         (1,961)
                                        --------    --------      --------        --------       --------
Loss before income taxes and minority
  interest............................   (43,429)    (25,889)      (21,198)         47,705        (42,811)
Benefit (provision) for income
  taxes...............................     5,981       2,915         2,344          (5,259)         5,981
Minority interest.....................        --          --            --            (618)          (618)
                                        --------    --------      --------        --------       --------
Net loss..............................  $(37,448)   $(22,974)     $(18,854)       $ 41,828       $(37,448)
                                        ========    ========      ========        ========       ========

                            IXC COMMUNICATIONS, INC.

                               DECEMBER 31, 1997

                CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS

                                                                DECEMBER 31, 1996
                                      ---------------------------------------------------------------------
                                                  SUBSIDIARY   NON-GUARANTOR                       IXC
                                         IXC      GUARANTORS    SUBSIDIARIES    ELIMINATIONS   CONSOLIDATED
                                      ---------   ----------   --------------   ------------   ------------
                                                             (DOLLARS IN THOUSANDS)
NET CASH PROVIDED BY (USED IN)
  OPERATING ACTIVITIES..............  $ (25,099)  $  49,161       $(40,627)       $(12,122)     $ (28,687)
CASH FLOWS FROM INVESTING
  ACTIVITIES:
Release of funds from escrow under
  Senior Notes......................    154,244          --             --              --        154,244
Deposit into escrow under Senior
  Notes.............................     (7,404)         --             --              --         (7,404)
Purchase of property and
  equipment.........................         (9)   (169,498)        (7,259)         40,375       (136,391)
Investment in unconsolidated
  subsidiaries......................     12,422     (44,714)            --          24,973         (7,319)
                                      ---------   ---------       --------        --------      ---------
Net cash provided by (used in)
  investing activities..............    159,253    (214,212)        (7,259)         65,348          3,130
CASH FLOW FROM FINANCING ACTIVITIES:
Payment of debt issue costs.........     (1,301)         --             --              --         (1,301)
Payments on long-term debt and
  capital lease obligations.........         --      (9,018)          (583)         (3,185)       (12,786)
Issuance of preferred stock.........         --          --          2,585          (2,585)            --
Issuance of common stock............     81,581          --         15,500          (3,012)        94,069
Advances to affiliates..............   (150,489)    161,282         33,253         (44,046)            --
                                      ---------   ---------       --------        --------      ---------
Net cash provided by (used in)
  financing activities..............    (70,209)    152,264         50,755         (52,828)        79,982
                                      ---------   ---------       --------        --------      ---------
Net increase (decrease) in cash and
  cash equivalents..................     63,945     (12,787)         2,869             398         54,425
Cash and cash equivalents at
  beginning of period...............      1,418       3,332          1,742             423          6,915
                                      ---------   ---------       --------        --------      ---------
Cash and cash equivalents at end of
  period............................  $  65,363   $  (9,455)      $  4,611        $    821      $  61,340
                                      =========   =========       ========        ========      =========

                            IXC COMMUNICATIONS, INC.

                               DECEMBER 31, 1997

                     CONDENSED CONSOLIDATING BALANCE SHEET

                                                                           DECEMBER 31, 1995
                                                  -------------------------------------------------------------------
                                                             SUBSIDIARY   NON-GUARANTOR
                                                    IXC      GUARANTORS   SUBSIDIARIES    ELIMINATIONS   CONSOLIDATED
                                                  --------   ----------   -------------   ------------   ------------
                                                                        (DOLLARS IN THOUSANDS)
Current assets:
  Cash and cash equivalents.....................  $  1,418    $  3,332       $ 1,742       $     423       $  6,915
  Accounts receivable and other, net............        --       6,717         1,148          (1,546)         6,319
  Other current assets..........................     6,565       4,481           358          (8,589)         2,815
                                                  --------    --------       -------       ---------       --------
Total current assets............................     7,983      14,530         3,248          (9,712)        16,049
Property and equipment, net.....................        --      76,804        29,910            (315)       106,399
Escrow under Senior Notes.......................   198,266          --            --              --        198,266
Due from affiliate..............................    74,604       3,351           568         (78,523)            --
Other assets....................................    12,707      16,948         4,191         (18,085)        15,761
                                                  --------    --------       -------       ---------       --------
Total assets....................................  $293,560    $111,633       $37,917       $(106,635)      $336,475
                                                  ========    ========       =======       =========       ========
Current liabilities:
  Accounts payable and other current
     liabilities................................  $  8,984    $ 13,922       $ 2,720       $  (4,528)      $ 21,098
  Due to affiliate..............................       258       6,458         1,832          (8,548)            --
  Current portion of long-term debt and lease
     obligations................................        --       1,511         3,023              --          4,534
                                                  --------    --------       -------       ---------       --------
Total current liabilities.......................     9,242      21,891         7,575         (13,076)        25,632
Long-term debt and capital lease obligations....   277,238       3,207        17,215          (3,400)       294,260
Deferred tax liability..........................       222      10,997            --          (2,916)         8,303
Due to affiliate/parent.........................        --      70,384         3,878         (74,262)            --
Other noncurrent liabilities....................        --         469            --              --            469
Minority interest...............................        --           1            --             952            953
Stockholders' equity:
  Preferred stock...............................        13          --            --              --             13
  Common stock..................................       243           3             1              (4)(b)        243
  Additional paid-in capital....................    29,430      30,051        20,750         (50,801)        29,430
  Accumulated deficit...........................   (22,828)    (25,370)      (11,502)         36,872        (22,828)
                                                  --------    --------       -------       ---------       --------
          Total stockholders' equity............     6,858       4,684         9,249         (13,933)         6,858
                                                  --------    --------       -------       ---------       --------
          Total liabilities and stockholders'
            equity..............................  $293,560    $111,633       $37,917       $(106,635)      $336,475
                                                  ========    ========       =======       =========       ========

                            IXC COMMUNICATIONS, INC.

                               DECEMBER 31, 1997

                CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS

                                                                            DECEMBER 31, 1995
                                                    ------------------------------------------------------------------
                                                              SUBSIDIARY   NON-GUARANTOR
                                                      IXC     GUARANTORS   SUBSIDIARIES    ELIMINATIONS   CONSOLIDATED
                                                    -------   ----------   -------------   ------------   ------------
                                                                          (DOLLARS IN THOUSANDS)
Net operating revenues............................  $   404    $89,339       $ 12,155        $(10,897)      $ 91,001
Operating expenses:
  Cost of services................................       --     38,950         10,075          (9,173)        39,852
  Operations and administration...................    1,116     26,155          6,322          (1,311)        32,282
  Depreciation and amortization...................       57     12,728          4,653              --         17,438
                                                    -------    -------       --------        --------       --------
                                                       (769)    11,506         (8,895)           (413)         1,429
Interest income...................................    3,766        399             67          (3,764)           468
Interest income on escrow under Senior Notes......    2,552         --             --              --          2,552
Interest expense..................................  (10,982)    (5,838)        (1,541)          3,764        (14,597)
Equity in net income (loss) of unconsolidated
  subsidiaries....................................   (1,474)    (7,678)            --           9,171             19
                                                    -------    -------       --------        --------       --------
Loss before income taxes, minority interests and
  extraordinary loss..............................   (6,907)    (1,611)       (10,369)          8,758        (10,129)
Benefit (provision) for income taxes..............    2,246        546         (1,099)             --          1,693
Minority interests................................       --         --             --           5,218          5,218
                                                    -------    -------       --------        --------       --------
Loss before extraordinary items...................   (4,661)    (1,065)       (11,468)         13,976         (3,218)
Extraordinary loss, net of taxes..................     (304)    (1,309)          (134)             --         (1,747)
                                                    -------    -------       --------        --------       --------
Net loss..........................................  $(4,965)   $(2,374)      $(11,602)       $ 13,976       $ (4,965)
                                                    =======    =======       ========        ========       ========

                            IXC COMMUNICATIONS, INC.

                               DECEMBER 31, 1997

                CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS

                                                                          DECEMBER 31, 1995
                                                 --------------------------------------------------------------------
                                                             SUBSIDIARY   NON-GUARANTOR                      IXC
                                                    IXC      GUARANTORS   SUBSIDIARIES    ELIMINATIONS   CONSOLIDATED
                                                 ---------   ----------   -------------   ------------   ------------
                                                                        (DOLLARS IN THOUSANDS)
NET CASH PROVIDED BY (USED IN) OPERATING
  ACTIVITIES...................................  $  (8,324)   $ 24,272       $(8,333)       $  3,992      $  11,607
CASH FLOWS FROM INVESTING ACTIVITIES:
Release of funds from escrow under Senior
  Notes........................................      4,300          --            --              --          4,300
Purchase of restricted short-term
  investments..................................   (202,552)         --            --              --       (202,552)
Purchase of property and equipment.............         --     (14,282)       (9,565)            177        (23,670)
                                                 ---------    --------       -------        --------      ---------
Net cash used in investing activities..........   (198,252)    (14,282)       (9,565)            177       (221,922)
CASH FLOW FROM FINANCING ACTIVITIES:
Net proceeds from issuance of Senior Notes, net
  of discount..................................    277,148          --            --              --        277,148
Payment of debt issue costs....................    (10,407)         --            --              --        (10,407)
Payments from (advances to) affiliates, net....    (50,827)     50,827            --              --             --
Proceeds from long-term debt...................         --      17,150         1,545              --         18,695
Payments on long-term debt and capital lease
  obligations..................................     (5,700)    (63,606)       (3,089)         (4,095)       (76,490)
Redemption of preferred stock..................     (1,460)     (1,400)           --              --         (2,860)
Capital contribution in subsidiary by minority
  shareholders.................................         --     (14,248)       20,250              --          6,002
Dividend payments..............................       (906)         --            --              --           (906)
                                                 ---------    --------       -------        --------      ---------
Net cash provided by (used in) financing
  activities...................................    207,848     (11,277)       18,706          (4,095)       211,182
                                                 ---------    --------       -------        --------      ---------
Net increase (decrease) in cash and cash
  equivalents..................................      1,272      (1,287)          808              74            867
Cash and cash equivalents at beginning of
  year.........................................        146       4,619           934             349          6,048
                                                 ---------    --------       -------        --------      ---------
Cash and cash equivalents at end of year.......  $   1,418    $  3,332       $ 1,742        $    423      $   6,915
                                                 =========    ========       =======        ========      =========

                                 EXHIBIT INDEX

                                                                        SEQUENTIALLY
EXHIBIT                                                                   NUMBERED
NUMBER                            DESCRIPTION                               PAGE
-------                           -----------                           ------------
 2.1      Stock Acquisition Agreement and Plan of Merger by and among
          IXC Communications, Inc., IXC Long Distance, Inc., Pisces
          Acquisition Corp. and Network Long Distance, Inc. dated as of December 19, 1997 (incorporated by reference to Exhibit
          2.1 of IXC Communications, Inc.'s Current Report on Form 8-K
          dated December 19, 1997 and filed with the Commission on
          December 23, 1997)..........................................
 3.1+     Restated Certificate of Incorporation of IXC Communications,
          Inc., as amended............................................
 3.2      Bylaws of IXC Communications, Inc., as amended (incorporated by reference to Exhibit 3.2 of IXC Communications, Inc.'s
          Quarterly Report on Form 10-Q for the quarter ended
          September 30, 1997 filed with the Commission on November 14,
          1997 (the "September 30, 1997 10-Q")).......................
 4.1      Indenture dated as of October 5, 1995 by and among IXC
          Communications, Inc., on its behalf and as
          successor-in-interest to I-Link Holdings, Inc. and IXC
          Carrier Group, Inc., each of IXC Carrier, Inc., on its
          behalf and as successor-in-interest to I-Link, Inc., CTI
          Investments, Inc., Texas Microwave Inc. and WTM Microwave
          Inc., Atlantic States Microwave Transmission Company,
          Central States Microwave Transmission Company, Telcom
          Engineering, Inc., on its behalf and as
          successor-in-interest to SWTT Company and Microwave Network,
          Inc., Tower Communication Systems Corp., West Texas
          Microwave Company, Western States Microwave Transmission
          Company, Rio Grande Transmission, Inc., IXC Long Distance,
          Inc., Link Net International, Inc. (collectively, the
          "Guarantors"), and IBJ Schroder Bank & Trust Company, as
          Trustee (the "Trustee), with respect to the 12 1/2% Series A and Series B Senior Notes due 2005 (incorporated by
          reference to Exhibit 4.1 of IXC Communications, Inc.'s and each of the Guarantor's Registration Statement on Form S-4 filed with the Commission on April 1, 1996 (File No.
          333-2936) (the "S-4"))......................................
 4.2      Form of 12 1/2% Series A Senior Notes due 2005 (incorporated by reference to Exhibit 4.6 of the S-4).....................
 4.3      Form of 12 1/2% Series B Senior Notes due 2005 and
          Subsidiary Guarantee (incorporated by reference to Exhibit
          4.8 of Amendment No. 1 to IXC Communications, Inc.'s
          Registration Statement on Form S-1 filed with the Commission on June 13, 1996 (File No. 333-4061) (the "S-1
          Amendment"))................................................
 4.4      Amendment No. 1 to Indenture and Subsidiary Guarantee dated as of June 4, 1996 by and among IXC Communications, Inc.,
          the Guarantors and the Trustee (incorporated by reference to
          Exhibit 4.11 of the S-1 Amendment)..........................
 4.5      Purchase Agreement dated as of March 25, 1997 by and among
          IXC Communications, Inc., Credit Suisse First Boston
          Corporation ("CS First Boston") and Dillon Read & Co. Inc.
          ("Dillon Read") (incorporated by reference to Exhibit 4.12 of IXC Communications, Inc.'s Quarterly Report on Form 10-Q
          for the quarter ended March 31, 1997 filed with the
          Commission on May 15, 1997 (the "March 31, 1997 10-Q")).....
 4.6      Registration Rights Agreement dated as of March 25, 1997 by and among IXC Communications, Inc., CS First Boston and
          Dillon Read (incorporated by reference to Exhibit 4.13 of
          the March 31, 1997 10-Q)....................................
 4.7      Amendment to Registration Rights Agreement dated as of March
          25, 1997 by and between IXC Communications, Inc. and GEPT
          (incorporated by reference to Exhibit 4.14 of the March 31,
          1997 10-Q)..................................................

                                                                        SEQUENTIALLY
EXHIBIT                                                                   NUMBERED
NUMBER                            DESCRIPTION                               PAGE
-------                           -----------                           ------------
 4.8      Registration Rights Agreement dated as of July 8, 1997 among
          IXC Communications, Inc. and each of William G. Rodi, Gordon
          Hutchins, Jr. and William F. Linsmeier (incorporated by
          reference to Exhibit 4.15 of IXC Communications, Inc.'s
          Quarterly Report on Form 10-Q for the quarter ended June 30,
          1997, as filed with the Commission on August 6, 1997 (the
          "June 30, 1997 10-Q"))......................................
 4.9      Registration Rights Agreement dated as of July 8, 1997 among
          IXC Communications, Inc. and each of William G. Rodi, Gordon
          Hutchins, Jr. and William F. Linsmeier (incorporated by
          reference to Exhibit 4.16 of the June 30, 1997 10-Q)........
 4.10     Purchase Agreement dated as of August 14, 1997 by and among
          IXC Communications, Inc. and the initial purchasers named in
          Schedule A thereto (incorporated by reference to Exhibit 4.1 of IXC Communications, Inc.'s Current Report on Form 8-K
          dated August 20, 1997 and filed with the Commission on
          August 28, 1997 (the "8-K"))................................
 4.11     Indenture dated as of August 15, 1997 between IXC
          Communications, Inc. and The Bank of New York (incorporated by reference to Exhibit 4.2 of the 8-K).....................
 4.12     Registration Rights Agreement dated as of August 14, 1997 by and among IXC Communications, Inc. and the purchasers named therein (incorporated by reference to Exhibit 4.3 of the
          8-K)........................................................
 4.13+    First Supplemental Indenture dated as of October 23, 1997
          among IXC Communications, Inc., the Guarantors, IXC
          International, Inc. and IBJ Schroder Bank of Trust
          Company.....................................................
 4.14+    Second Supplemental Indenture dated as of December 22, 1997 among IXC Communications, Inc., the Guarantors, IXC Internet
          Services, Inc., IXC International, Inc. and IBJ Schroder
          Bank & Trust Company........................................
 4.15+    Third Supplemental Indenture dated as of January 6, 1998
          among IXC Communications, Inc., the Guarantors, IXC Internet
          Services, Inc., IXC International, Inc. and IBJ Schroder
          Bank & Trust Company........................................
10.1      Office Lease dated June 21, 1989 with USAA Real Estate
          Company, as amended (incorporated by reference to Exhibit
          10.1 of the S-4)............................................
10.2      Equipment Lease dated as of December 1, 1994 by and between
          DSC Finance Corporation and Switched Services
          Communications, L.L.C.; Assignment Agreement dated as of
          December 1, 1994 by and between Switched Services
          Communications, L.L.C. and DSC Finance Corporation; and
          Guaranty dated December 1, 1994 made in favor of DSC Finance
          Corporation by IXC Communications, Inc. (incorporated by
          reference to Exhibit 10.2 of the S-4).......................
10.3*     Amended and Restated 1994 Stock Plan of IXC Communications,
          Inc., as amended (incorporated by reference to Exhibit 10.3 of the June 30, 1997 10-Q)..................................
10.4*     Form of Non-Qualified Stock Option Agreement under the 1994
          Stock Plan of IXC Communications, Inc. (incorporated by
          reference to Exhibit 10.4 of the S-4).......................
10.5      Amended and Restated Development Agreement by and between
          Intertech Management Group, Inc. and IXC Long Distance, Inc.
          (incorporated by reference to Exhibit 10.7 of IXC
          Communications, Inc.'s and the Guarantors' Amendment No. 1
          to Form S-4 filed with the Commission on May 20, 1996 (File
          No. 333-2936) ("Amendment No. 1 to S-4"))...................
10.6      Second Amended and Restated Service Agreement dated as of
          January 1, 1996 by and between Switched Services
          Communications, L.L.C. and Excel Telecommunications, Inc.
          (incorporated by reference to Exhibit 10.8 of the S-4)......

                                                                        SEQUENTIALLY
EXHIBIT                                                                   NUMBERED
NUMBER                            DESCRIPTION                               PAGE
-------                           -----------                           ------------
10.7      Equipment Purchase Agreement dated as of January 16, 1996 by and between Siecor Corporation and IXC Carrier, Inc.
          (incorporated by reference to Exhibit 10.9 of the S-4)......
10.8*     1996 Stock Plan of IXC Communications, Inc., as amended
          (incorporated by reference to Exhibit 10.10 of IXC
          Communications, Inc. Annual Report on Form 10-K for the year ended December 31, 1996 filed with the Commission on March
          28, 1997 (the "10-K"))......................................
10.9      IRU Agreement dated as of November 1995 between WorldCom,
          Inc. and IXC Carrier, Inc. (incorporated by reference to
          Exhibit 10.11 of Amendment No. 1 to the S-4)................
10.10*    Outside Directors' Phantom Stock Plan of IXC Communications,
          Inc., as amended (incorporated by reference to Exhibit 10.12 of the 10-K)................................................
10.11*    Business Consultant and Management Agreement dated as of
          March 1, 1997 by and between IXC Communications, Inc. and
          Culp Communications Associates (incorporated by reference to
          Exhibit 10.13 of IXC Communications, Inc.'s Registration
          Statement on Form S-4 as filed with the Commission on
          October 3, 1997 (File No. 333-37157) (the "EPS S-4")).......
10.12*    Employment Agreement dated December 28, 1995 by and between
          IXC Communications, Inc. and James F. Guthrie (incorporated by reference to Exhibit 10.14 of the S-1 Amendment).........
10.13*    Employment Agreement dated August 28, 1995, by and between
          IXC Communications, Inc. and David J. Thomas (incorporated by reference to Exhibit 10.15 of the S-1 Amendment).........
10.14*    Special Stock Plan of IXC Communications, Inc. (incorporated by reference to Exhibit 10.16 of the 10-K)..................
10.15     Lease dated as of June 4, 1997 between IXC Communications,
          Inc. and Carramerca Realty, L.P. (incorporated by reference to Exhibit 10.17 of the June 30, 1997 10-Q).................
10.16     Loan and Security Agreement dated as of July 18, 1997 among
          IXC Communications, Inc., IXC Carrier, Inc. and NFTC Capital
          Corporation ("NTFC") (incorporated by reference to Exhibit
          10.18 of the June 30, 1997 10-Q)............................
10.17     IRU and Stock Purchase Agreement dated as of July 22, 1997 between IXC Internet Services, Inc. and PSINet Inc.
          (incorporated by reference to Exhibit 10.19 of IXC
          Communications, Inc.'s Amendment No. 1 to Form 10-Q/A for
          the quarter ended September 30, 1997 filed with the
          Commission on December 12, 1997 (the "September 30, 1997
          10-Q/A"))...................................................
10.18     Joint Marketing and Services Agreement dated July 22, 1997 between IXC Internet Services, Inc. and PSINet Inc.
          (incorporated by reference to Exhibit 10.20 of the September
          30, 1997 10-Q/A)............................................
10.19*    Employment Agreement dated as of September 9, 1997 between
          Benjamin L. Scott and IXC Communications, Inc. (incorporated by reference to Exhibit 10.21 of IXC Communication Inc.'s
          Amendment No. 1 to Registration Statement on S-4 filed with the Commission on December 15, 1997 (File No. 333-37157)
          ("Amendment No. 1 to the EPS S-4")).........................
10.20*    IXC Communications, Inc. 1997 Special Executive Stock Plan
          (incorporated by reference to Exhibit 10.22 of Amendment No.
          1 to the EPS S-4)...........................................
10.21+    First Amendment to Loan and Security Agreement dated as of
          December 23, 1997 among IXC Communications, Inc., IXC
          Carrier, Inc., NTFC and Export Development Corporation
          ("EDC").....................................................

                                                                        SEQUENTIALLY
EXHIBIT                                                                   NUMBERED
NUMBER                            DESCRIPTION                               PAGE
-------                           -----------                           ------------
10.22+    Second Amendment to Loan and Security Agreement dated as of
          January 21, 1998 among IXC Communications, Inc., IXC
          Carrier, Inc., NTFC and EDC.................................
21.1+     Subsidiaries of IXC Communications, Inc.....................
23.1+     Consent of Ernst & Young LLP................................
23.2+     Consent of Arthur Andersen LLP..............................
24.1      Powers of Attorney (included as the signature page of this
          Form 10-K)..................................................
27.1+     Financial Data Schedule.....................................
99.1+     Marca-Tel Combining Financial Statements as of December 31,
          1997 and 1996 together with Auditors' Report.

---------------

* Management contract or executive compensation plan or arrangement required to be indicated as such and filed as an exhibit pursuant to applicable rules of the Commission.

+ Filed herewith.