Form 10-Q
period 1998-03-31
IXC COMMUNICATIONS INC
filed 1998-05-15
CIK 1009532

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

                 FOR THE QUARTERLY PERIOD ENDED MARCH 31, 1998

                                       OR

     [ ]   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
        SECURITIES EXCHANGE ACT OF 1934

           FOR THE TRANSITION PERIOD FROM ___________ TO ___________.

                         COMMISSION FILE NUMBER 0-20803

                            ------------------------

                            IXC COMMUNICATIONS, INC.
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

                            ------------------------

                        DELAWARE                                                  75-2644120
             (STATE OR OTHER JURISDICTION OF                                   (I.R.S. EMPLOYER
             INCORPORATION OR ORGANIZATION)                                   IDENTIFICATION NO.)
          1122 CAPITAL OF TEXAS HIGHWAY SOUTH,                                    78746-6426
                      AUSTIN, TEXAS                                               (ZIP CODE)
        (ADDRESS OF PRINCIPAL EXECUTIVE OFFICES)

      (REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE) (512) 328-1112

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

     The number of shares of Common Stock, $.01 par value, outstanding (the only class of common stock of the Company outstanding) was 31,798,006 on May 8, 1998.

================================================================================

                   IXC COMMUNICATIONS, INC. AND SUBSIDIARIES

                          QUARTER ENDED MARCH 31, 1998

                               TABLE OF CONTENTS

                                                                       PAGE
                                                                       ----
PART I. FINANCIAL INFORMATION

Item 1.  Condensed Consolidated Financial Statements (Unaudited)
         Condensed Consolidated Balance Sheets as of March 31, 1998
         and December 31, 1997.......................................    3
         Condensed Consolidated Statements of Operations for the
         Three Months Ended March 31, 1998 and 1997..................    4
         Condensed Consolidated Statements of Cash Flows for the
         Three Months Ended March 31, 1998 and 1997..................    5
         Notes to Condensed Consolidated Financial Statements........    6
Item 2.  Management's Discussion and Analysis of Financial Condition
         and Results of Operations...................................   10
Item 3.  Quantitative and Qualitative Disclosures About Market
         Risk........................................................   12

PART II. OTHER INFORMATION

Item 1.  Legal Proceedings...........................................   13
Item 2.  Changes in Securities.......................................   13
Item 3.  Defaults Upon Senior Securities.............................   14
Item 4.  Submission of Matters to a Vote of Security Holders.........   14
Item 5.  Other Information...........................................   14
Item 6.  Exhibits and Reports on Form 8-K............................   14

SIGNATURE............................................................   19

                            IXC COMMUNICATIONS, INC.

                     CONDENSED CONSOLIDATED BALANCE SHEETS
           (DOLLARS IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)

                                                               MARCH 31,    DECEMBER 31,
                                                                 1998           1997
                                                              -----------   ------------
                                                              (UNAUDITED)
ASSETS
Cash and cash equivalents...................................  $  199,647      $152,720
Accounts and other receivables, net of allowance for
  doubtful accounts of $13,905 at March 31, 1998 and $14,403
  at December 31, 1997......................................      92,179        93,286
Other current assets........................................       4,811         3,500
                                                              ----------      --------
          Total current assets..............................     296,637       249,506
Property and equipment......................................     781,450       724,588
Less: accumulated depreciation..............................    (131,307)     (115,651)
                                                              ----------      --------
                                                                 650,143       608,937
Investment in unconsolidated subsidiaries...................     128,010        17,497
Deferred charges and other non-current assets...............      38,305        41,155
                                                              ----------      --------
          Total assets......................................  $1,113,095      $917,095
                                                              ==========      ========
LIABILITIES, REDEEMABLE PREFERRED STOCK AND STOCKHOLDERS' EQUITY (DEFICIT)
Accounts payable-trade......................................  $   43,177      $ 81,679
Accrued service cost........................................      40,391        44,705
Accrued liabilities.........................................      62,091        43,122
Current portion of long-term debt and capital lease
  obligations...............................................      11,958        12,171
                                                              ----------      --------
          Total current liabilities.........................     157,617       181,677
Long-term debt and capital lease obligations, less current
  portion...................................................     315,766       308,124
Unearned fiber usage revenue -- noncurrent..................     167,436        60,957
Other noncurrent liabilities................................       5,387        10,924
7 1/4% Junior Convertible Preferred Stock; $.01 par value;
  authorized -- 3,000,000 shares of all classes of Preferred
  Stock; 1,074,500 shares issued and outstanding (aggregate
  liquidation preference of $107,450 at March 31, 1998 and
  $105,537 and December 31, 1997)...........................     103,232       101,239
12 1/2% Junior Exchangeable Preferred Stock; $.01 par value;
  authorized -- 3,000,000 shares of all classes of Preferred
  Stock authorized; 318,614 shares issued and outstanding
  (aggregate liquidation preference of $323,592 at March 31,
  1998 and $313,786 at December 31, 1997, including accrued
  dividends of $4,978 at March 31, 1998 and $4,828 at
  December 31, 1997)........................................     312,187       302,129
Stockholders' equity (deficit):
  10% Junior Series 3 Cumulative Preferred Stock, $.01 par
     value; authorized -- 3,000,000 shares of all classes of
     Preferred Stock; no shares issued and outstanding at
     March 31, 1998 and 414 shares issued and outstanding at
     December 31, 1997 (aggregate liquidation preference of
     $692 at December 31, 1997).............................          --             1
  6 3/4% Cumulative Convertible Preferred Stock, $.01 par
     value; authorized -- 3,000,000 shares of all classes of
     Preferred Stock authorized; 135,000 shares issued and
     outstanding at March 31, 1998 (aggregate liquidation
     preference of $135,000 at March 31, 1998)..............           2            --
  Common Stock, $.01 par value; 100,000,000 shares
     authorized:
     shares issued and outstanding 31,735,926 at March 31,
      1998 and 31,559,691
     at December 31, 1997...................................         317           316
  Additional paid-in capital................................     225,379       106,559
  Accumulated deficit.......................................    (174,228)     (154,831)
                                                              ----------      --------
          Total stockholders' equity (deficit)..............      51,470       (47,955)
                                                              ----------      --------
          Total liabilities, redeemable preferred stock and
            stockholders' equity (deficit)..................  $1,113,095      $917,095
                                                              ==========      ========

                            See accompanying notes.

                            IXC COMMUNICATIONS, INC.

                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                 (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)
                                  (UNAUDITED)

                                                                  THREE MONTHS
                                                                ENDED MARCH 31,
                                                              --------------------
                                                                1998        1997
                                                              --------    --------
Net operating revenue:
  Private line..............................................  $ 43,815    $ 30,869
  Long distance switched services...........................    85,369      53,041
                                                              --------    --------
                                                               129,184      83,910
Operating expenses:
  Cost of services..........................................    87,298      68,982
  Operations and administration.............................    23,584      16,567
  Depreciation and amortization.............................    19,070      10,002
                                                              --------    --------
          Operating loss....................................      (768)    (11,641)
Interest income.............................................     1,585       1,076
Interest income on escrow under Senior Notes................        --         203
Interest expense............................................    (6,271)     (7,746)
Equity in net loss of unconsolidated subsidiaries...........   (11,265)     (1,819)
Other, net..................................................       140          --
                                                              --------    --------
Loss before (provision) benefit for income taxes and
  minority interest.........................................   (16,579)    (19,927)
(Provision) benefit for income taxes........................    (2,645)        252
Minority interest...........................................      (173)       (203)
                                                              --------    --------
Net loss....................................................   (19,397)    (19,878)
Dividends applicable to preferred stock.....................   (11,736)       (470)
                                                              --------    --------
Net loss applicable to common stockholders..................  $(31,133)   $(20,348)
                                                              --------    --------
Basic and diluted loss per share............................  $  (0.98)   $  (0.66)
                                                              ========    ========
Weighted average basic and diluted shares...................    31,626      30,799
                                                              ========    ========

                            See accompanying notes.

                            IXC COMMUNICATIONS, INC.

                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (DOLLARS IN THOUSANDS)
                                  (UNAUDITED)

                                                              FOR THE THREE MONTHS
                                                                ENDED MARCH 31,
                                                              --------------------
                                                                1998        1997
                                                              --------    --------
Net cash used in operating activities.......................  $(16,405)   $(11,077)
Investing activities
  Release of funds from escrow under Senior Notes...........        --      51,588
  Deposit into escrow under Senior Notes....................        --     (18,152)
  Purchase of property and equipment........................   (64,383)    (68,743)
  Investment in unconsolidated subsidiaries.................    (7,880)     (7,233)
                                                              --------    --------
Net cash used in investing activities.......................   (72,263)    (42,540)
Financing activities
  Net proceeds from sale of convertible preferred stock.....   128,000          --
  Principal payments on long-term debt and capital lease
     obligations............................................    (2,043)     (3,257)
  Proceeds from new debt....................................     9,016          --
  Exercise of stock options.................................     1,370          14
  Other financing activities................................      (748)        (86)
                                                              --------    --------
Net cash provided by (used in) financing activities.........   135,595      (3,329)
                                                              --------    --------
Net increase (decrease) in cash and cash equivalents........    46,927     (56,946)
Cash and cash equivalents at beginning of period............   152,720      61,340
                                                              --------    --------
Cash and cash equivalents at end of period..................  $199,647    $  4,394
                                                              ========    ========
Supplemental disclosure of cash flow information:
  Cash paid for:
     Interest...............................................  $    922    $    291
                                                              ========    ========
     Taxes..................................................  $    280    $     70
                                                              ========    ========

                            See accompanying notes.

                   IXC COMMUNICATIONS, INC. AND SUBSIDIARIES

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  (UNAUDITED)

 1. BASIS OF PRESENTATION AND SIGNIFICANT ACCOUNTING POLICIES

     The accompanying unaudited Condensed Consolidated Financial Statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and notes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation for the periods indicated have been included. Operating results for the three month period ended March 31, 1998 are not necessarily indicative of the results that may be expected for the year ended December 31, 1998. The Balance Sheet at December 31, 1997 has been derived from the audited financial statements at that date, but does not include all of the information and notes required by generally accepted accounting principles for complete financial statements. The accompanying financial statements should be read in conjunction with the audited consolidated financial statements (including the notes thereto) for the year ended December 31, 1997. Certain amounts shown in the 1997 financial statements have been reclassified to conform to the 1998 presentation.

 2. BASIC AND DILUTED LOSS PER SHARE

     In 1997, the Financial Accounting Standards Board ("FASB") issued Statement No. 128, "Earnings per Share" ("SFAS No. 128"). Statement No. 128 replaced the calculation of primary and fully diluted earnings per share with basic and diluted earnings per share. Unlike primary earnings per share, basic earnings per share exclude any dilutive effects of options, warrants and convertible securities. Diluted earnings per share are very similar to the previously reported fully diluted earnings per share. All earnings per share amounts for all periods have been presented, and where appropriate, restated to conform to the Statement No. 128 requirements.

 3. INCOME TAXES

     Income tax expense during interim periods is calculated by using an annual effective tax rate. For 1998, the effective tax rate includes the impact of gains from the transactions with PSINet Inc. ("PSINet") (see Note 10) and other indefeasible rights to use ("IRU") transactions that will occur later in the year. The Company has determined that a valuation allowance should be applied against the deferred tax assets arising during the first quarter of 1998 due to the uncertainty of realizability.

 4. COMMITMENTS AND CONTINGENCIES

     During 1998, the Company has made and will continue to make material commitments related to the expansion of its network.

     During 1997 and 1998, the Company entered into several agreements with major long distance carriers for the sale of dark fiber and capacity usage. Although these agreements provide for certain penalties if the Company does not complete construction of the defined routes within the time frame specified in the agreements, management does not anticipate that the Company will incur any substantial penalties under these provisions.

     From time to time the Company is involved in various legal proceedings arising in the ordinary course of business, some of which are covered by insurance. In the opinion of the Company's management, none of the claims relating to such proceedings will have a material effect on the financial condition or results of operations of the Company.

                   IXC COMMUNICATIONS, INC. AND SUBSIDIARIES

                                  (UNAUDITED)

 5. STOCK OPTIONS

     During the quarter ended March 31, 1998, the Company granted 597,000 stock options under the 1996 Stock Plan. At March 31, 1998 stock options covering 3,289,317 shares of common stock were outstanding.

 6. FINANCIAL ACCOUNTING STANDARDS

     In June 1997, the FASB issued SFAS No. 130, "Reporting Comprehensive Income" ("SFAS No. 130"). SFAS No. 130 establishes standards for reporting and display of comprehensive income and its components in a full set of general-purpose financial statements. SFAS No. 130 is effective for fiscal years beginning after December 15, 1997. Due to the Company having no items of other comprehensive income in any of the periods presented, the adoption of SFAS No. 130 had no impact on the Company's reporting or display of financial information at March 31, 1998.

     Also in June 1997, the FASB issued SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information" ("SFAS No. 131"). SFAS No. 131 establishes standards for the way that public business enterprises report information about operating segments in annual financial statements and requires that those enterprises report selected information about operating segments in interim financial reports issued to shareholders. SFAS No. 131 is effective for financial statements for fiscal years beginning after December 15, 1997. Interim period reporting of segment information is not required in the first year of adoption. The adoption of SFAS No. 131 will have no impact on the Company's consolidated results of operations, financial position or cash flows but will affect the disclosure of segment information.

 7. 1998 CONVERTIBLE PREFERRED STOCK

     On March 30, 1998, the Company sold $135.0 million of 6 3/4% Cumulative Convertible Preferred Stock ("1998 Convertible Preferred Stock") issued in the form of depositary shares (2,700,000 depositary shares at $50 per share; each depositary share representing 1/20 of a share of 1998 Convertible Preferred Stock at $1,000 per share ) to qualified institutional buyers under Rule 144A of the Securities Act. The net proceeds of approximately $128.0 million from the offering are being used to fund capital expenditures, including a portion of the network expansion, and for general corporate purposes, including acquisitions of related businesses or interests therein and joint ventures. The 1998 Convertible Preferred Stock can be converted at the option of the holder thereof into shares of Common Stock, par value $.01 per share, of the Company at any time unless previously redeemed or repurchased, at a conversion rate of 0.6874 shares of common stock per depositary share (13.748 shares of Common Stock per share of the 1998 Convertible Preferred Stock). Dividends on the 1998 Convertible Preferred Stock are payable quarterly in arrears in cash or Common Stock, under certain circumstances, on January 1, April 1, July 1 and October 1 of each year, commencing on July 1, 1998. (See Footnote 12.)

 8. SERIES 3 REDEMPTION

     On March 31, 1998, the Company redeemed the remaining 414 shares of its 10% Junior Series 3 Cumulative Redeemable Preferred Stock (the "Series 3 Preferred Stock") outstanding for approximately $0.7 million in cash ($1,000 per share, plus $0.3 million of accrued and unpaid dividends). Proceeds from the exercise of employee stock options were used to redeem such shares.

                   IXC COMMUNICATIONS, INC. AND SUBSIDIARIES

                                  (UNAUDITED)

 9. LOSS PER SHARE

     Loss per share data for the quarters ended March 31, 1998 and 1997 are as follows:

                                                   INCOME          SHARES        PER-SHARE
                                                 (NUMERATOR)    (DENOMINATOR)     AMOUNT
                                                 -----------    -------------    ---------
                                                   (IN THOUSANDS, EXCEPT PER-SHARE DATA)
For the quarter ended March 31, 1998:
  Net loss.....................................   $(19,397)
  Less: Preferred stock dividends..............    (11,736)
                                                  --------
  Basic and diluted loss per share.............   $(31,133)        31,626         $(0.98)
                                                  ========         ======         ======

     Options to purchase 3,289,317 shares of common stock, 1,074,500 shares of 7 1/4% Convertible Preferred Stock (each share convertible into 4.263 shares of common stock) and 135,000 shares of the 1998 Convertible Preferred Stock (each share convertible into 13.748 shares of common stock) were outstanding at March 31, 1998, but were not included in the computation of diluted loss per share because they would have been anti-dilutive due to the Company's net loss.

                                                   INCOME          SHARES        PER-SHARE
                                                 (NUMERATOR)    (DENOMINATOR)     AMOUNT
                                                 -----------    -------------    ---------
                                                   (IN THOUSANDS, EXCEPT PER-SHARE DATA)
For the quarter ended March 31, 1997:
  Net loss.....................................   $(19,878)
  Less: Preferred stock dividends..............       (470)
                                                  --------
  Basic and diluted loss per share.............   $(20,348)        30,799         $(0.66)
                                                  ========         ======         ======

     Options to purchase 1,696,026 shares of common stock were outstanding at March 31, 1997, but were not included in the computation of diluted loss per share because they would have been anti-dilutive due to the Company's net loss.

10. ACQUISITIONS

     On February 25, 1998, the Company consummated the agreements with PSINet which allow each party to market and sell the products and services of the other party. Under the terms of the agreements, the Company will provide PSINet with an IRU 10,000 miles of OC-48 transmission capacity on its network over a 20-year period in exchange for approximately 10.2 million shares representing just under 20% (post-issuance) of PSINet common stock. If the value of the PSINet common stock received by the Company is less than $240.0 million at the earlier of one year after the final delivery of the transmission capacity (scheduled for late-1999) or four years after the transaction's closing, PSINet will pay the Company, at its option, cash and/or deliver additional PSINet common stock to increase the value of the cash and common stock paid by PSINet to $240.0 million. At March 31, 1998 the Company's investment in PSINet was approximately $110.5 million. Upon delivery of the transmission capacity to PSINet, the Company will begin to receive a maintenance fee which, as the full capacity has been delivered, should increase to approximately $11.5 million per year. Revenue from the IRU will be recognized over its term of 20 years as the capacity is utilized.

     On March 20, 1998, the Company acquired Network Evolutions, Inc. ("NEI") for approximately $2.25 million by issuing 42,056 shares of the Company's Common Stock to the former stockholder of NEI. NEI, a technology consulting and services company that specializes in enterprise-wide IP internetworking and network management, will provide the Company with strategic technical support for its nationwide IP and Internet business strategy. The NEI acquisition is being accounted for as a purchase.

                   IXC COMMUNICATIONS, INC. AND SUBSIDIARIES

                                  (UNAUDITED)

11. INVESTMENT IN UNCONSOLIDATED SUBSIDIARY

     As of March 31, 1998, the Company indirectly owned 24.5% of Marca-Tel S.A. de C.V. ("Marca-Tel") through its ownership of 50% of Progress International LLC ("Progress International"), which owned 49% of Marca-Tel. The remaining 51% of Marca-Tel is owned by a Mexican individual and Formento Radio Beep, S.A. de C.V. The other 50% of Progress International is owned by Westel International, Inc.

     The following is summarized financial information for Marca-Tel for the quarters ending March 31, 1998 and 1997:

                                                            1998       1997
                                                           -------    -------
                                                             (IN THOUSANDS)
Income Statement Data:
Net Revenue..............................................  $ 3,271    $    78
Gross loss...............................................     (692)      (323)
Net loss from continuing operations......................   (4,516)    (2,400)
Net loss.................................................  $(7,116)    (3,352)

     Marca-Tel is included in the financial statements of the Company as of and for the quarters ended March 31, 1998 and 1997 as follows:

                                                              1998     1997
                                                              -----    -----
                                                              (IN MILLIONS)
Investment in unconsolidated subsidiaries...................  $10.4    $10.9
Equity in net income (loss) of unconsolidated
  subsidiaries..............................................  $(6.5)   $(1.7)

12. SUBSEQUENT EVENTS

     On April 14, 1998, the Company issued and sold an additional 20,250 shares ($20.25 million) of its 1998 Convertible Preferred Stock (405,000 depositary shares at $50 per share) in connection with an overallotment option granted to the initial purchasers of the 1998 Convertible Preferred Stock. The net proceeds of $19.25 million will be used to fund capital expenditures and for general corporate purposes.

     On April 21, 1998, the Company issued $450.0 million of 9% Senior Subordinated Notes due 2008 (the "New Notes"). In connection with the sale of the New Notes, the Company completed its tender offer to purchase for cash all of its outstanding 12 1/2% Senior Notes Due 2005 (the "Senior Notes"). Pursuant to the terms of the tender offer, $284.2 million (out of $285.0 million) in aggregate principal amount of the Senior Notes were tendered and accepted for payment by the Company. The Company used approximately $342.7 million of the estimated $435.6 million net proceeds of the New Notes offering to pay the tender offer price for the Senior Notes. With the early extinguishment of the Senior Notes, a charge of approximately $73.2 million will be recorded as an extraordinary item in the second quarter. The remaining proceeds of the offering will be used to fund capital expenditures and for general corporate purposes. The New Notes are general unsecured obligations of the Company and will be subordinate in right of payment to all existing and future senior indebtedness of the Company and other liabilities of the Company's subsidiaries. In connection with the consummation of the tender offer, the Senior Notes were amended to eliminate substantially all of the restrictive covenants therein and all guarantees given thereunder.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     Except for the historical information contained below, the matters discussed in this item are forward-looking statements that involve a number of risks and uncertainties. The Company's actual liquidity needs, capital resources and results may differ materially from the discussion set forth in the forward-looking statements. For a discussion of important factors that may cause the actual results, performance or achievements of the Company to be materially different from those expressed or implied by the forward-looking statements, see "Business -- Risk Factors" in the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1997. In light of such risks and uncertainties, there can be no assurance that the forward-looking information contained in this item will in fact transpire.

THREE MONTHS ENDED MARCH 31, 1998 COMPARED WITH THE THREE MONTHS ENDED MARCH 31, 1997

     Net operating revenue for the first quarter of 1998 increased by 54.0% over the comparable 1997 period. The majority of the increase was due to the Company's switched long distance business which increased $32.3 million, or 60.9% over first quarter 1997. Billable minutes of use ("MOUs") for the quarter increased over 1997 by 70.4% to 1,031 million minutes. The remainder of the revenue growth during first quarter 1998 resulted from private line revenue increases of $12.9 million, or 41.9% over the comparable 1997 quarter, due to increased demand for capacity and the availability of additional capacity resulting from the Company's network expansion.

     Cost of services consists primarily of access charges paid to Local Exchange Carriers ("LECs") and transmission lease payments to, and exchanges with, other carriers. These costs increased 26.6% for the quarter over 1997 due to additional leases supporting the Company's private line and switched long distance businesses, MOUs obtained from other carriers and access charges paid to LECs in connection with the switched services business. In July 1997, the FCC mandated rate reductions for the connection charges paid by the long distance carriers to LECs. The favorable impact of these rate reductions for first quarter 1998 are reflected in the financial statements. These rate reductions and a favorable dispute settlement contributed to the Company's year over year gross margin percentage improvement.

     Operations and administration expenses for the first quarter 1998 increased 42.4% over 1997 primarily as the result of employee costs and other operating expenses associated with the growth in the Company's network. The Company anticipates that as it expands, its long distance switched services business and its fiber network, operations and administration expenses will increase, but will decline as a percentage of revenue.

     Depreciation and amortization for the 1998 quarter increased 90.7% over the comparable 1997 period due to the increase in depreciable assets as a result of the Company's network expansion. Depreciation and amortization will continue to increase in conjunction with spending on capital assets to increase network capacity.

     Interest income for the 1998 quarter increased over 1997 by $.3 million primarily due to the remaining proceeds from the Company's sale in August 1997 of $300.0 million of the Company's 12 1/2% Junior Exchangeable Preferred Stock Due 2009 (the "1997 Exchangeable Preferred Stock").

     Interest expense for the 1998 quarter decreased over the comparable quarter in 1997 by $1.5 million. The decrease is primarily the result of additional capitalization of interest related to the fiber network construction.

     Equity in net loss of unconsolidated subsidiaries increased by $9.4 million for first quarter 1998 over first quarter 1997. These losses primarily relate to the Company's share of losses in the Mexican joint venture, which is constructing a fiber network in Mexico and began operations during the first quarter of 1997. Additionally, losses were recorded from recent acquisitions and joint ventures entered into at the end of 1997 or during first quarter 1998.

     At March 31, 1998, the Company's net carrying value in its investment in the Mexican joint venture was $10.4 million. In February 1998, Marca-Tel announced that it was putting further investment in new fiber routes on hold, awaiting more suitable regulatory and market conditions. At the present time, the Company does not anticipate significant additional funding to Progress International for investment in Marca-Tel until the regulatory and market conditions in Mexico improve. The Company is not obligated to continue to fund Progress International, however failure to provide significant funding to Progress International is likely to result in a default under Marca-Tel's financing arrangements and could result in the foreclosure of a third party's security interest in Progress International's interest in Marca-Tel. The Company's interest in Progress International, and thus its indirect interest in Marca-Tel, therefore could be diluted or lost entirely. The Company is currently in discussions with vendors, investors and investment bankers to refinance Marca-Tel.

     The income tax provision for first quarter 1998 was $2.6 million compared to an income tax benefit of $0.3 million for the comparable quarter in 1997. The 1998 provision relates to gains recognized for income tax purposes relating to the PSINet transactions and other IRU transactions which are expected to occur later in the year. The deferred tax assets relating to these transactions has been fully reserved due to the uncertainty of their realizability.

     The Company experienced a net loss applicable to common stockholders of $31.1 million for the quarter ended March 31, 1998 as compared to a net loss of $20.3 million for the quarter ended March 31, 1997 as a result of the factors discussed above and the increase in preferred stock dividends. The issuance of the Company's 7 1/4% Junior Convertible Preferred Stock Due 2007 (the "1997 Convertible Preferred Stock") in April 1997, the 1997 Exchangeable Preferred Stock in August 1997 and the payments of in-kind dividends thereon, resulted in an increase of preferred stock dividends of $11.3 million.

LIQUIDITY AND CAPITAL RESOURCES

     The Company's private line operations have historically provided positive cash flow from operations, which have provided adequate liquidity to meet the Company's operational needs. However, the Company's capital expenditures and, since the issuance of the Company's 12 1/2% Senior Notes due 2005 (the "Senior Notes") in the fourth quarter of 1995, its interest expense have been financed with the proceeds of debt and equity securities.

     Cash used in operating activities was $16.4 million for the quarter ended March 31, 1998 compared to $11.1 million in the comparable period of 1997, primarily as a result of operational expenses associated with the continued development of the Company's switched long distance services business. The Company's switched services business is expected to require cash to meet operating expenses until sufficient traffic can be routed over the Company's owned network.

     Cash used in investing activities for the quarter ended March 31, 1998 was $72.3 million compared to $42.5 million for the comparable period of 1997. The increase is primarily due to escrow funding activity from the Company's senior debt which offset cash used in investing activities by $33.4 million during the first quarter of 1997.

     Cash provided by financing activities increased to $135.6 million for the first quarter of 1998 versus a use of cash of $3.3 million for the comparable period in 1997. Increased funding during the first quarter of 1998 was primarily the result of the Company issuing its 6 3/4% Cumulative Convertible Preferred Stock ("1998 Convertible Preferred Stock") with net proceeds of $128.0 million and the Company borrowing $9.0 million under the Company's secured equipment facility of $28.0 million with NTFC Capital Corporation and Export Development Corporation.

     As of March 31, 1998, the Company had $199.6 million in cash. The Company expects that its primary sources for cash over the next twelve months will be cash on hand, cash generated by operations, proceeds of fiber use sales and the proceeds from any additional debt, vendor and working capital financing the Company may seek.

     The Company has been significantly recapitalized since the beginning of 1998. As of May 1, 1998, the Company has incurred additional equity and debt financing through the issuance of its 1998 Convertible Preferred Stock for net proceeds of $147.25 million (including proceeds from exercise of the overallotment option in April 1998) and issuance of its 9% Senior Subordinated Notes Due 2008 ("9% Senior Subordinated Notes") for net proceeds, after tendering for the Senior Notes, of $93.4 million. The Company is in discussions with various investment bankers, vendors and lending institutions regarding substantial additional debt financing for 1998 and beyond. The Company seeks to obtain sufficient funding from these sources plus cash receipts from fiber use sales and operations for the following major uses of cash: (i) the network expansion and other capital expenditures; (ii) debt service; (iii) lease payments; (iv) funding joint ventures; and (v) working capital. Capital spending in 1998 is projected to be over $525.0 million, of which $64.4 million has been spent through March 31, 1998. After 1998, capital expenditures are expected to be reduced, but continue to be substantial. There can be no assurance that the Company will be successful in obtaining the necessary financing to meet its needs. A failure to raise cash would delay or prevent such capital expenditures and the construction of the network expansion. Also, the foregoing capital expenditure and cash requirements for 1998 do not take into account any acquisitions.

     The Company is required to make annual interest payments in the amount of $40.6 million on the 9% Senior Subordinated Notes and the remaining Senior Notes each year. The Company is also required to make principal payments of approximately $4.0 million on other debt in 1998 including quarterly principal payments of $560,000 from March 31, 1998 through December 31, 1999. The Company is also required (except in certain circumstances when the dividend payment can be a payment in kind) to pay quarterly cash dividends on the 1997 Convertible Preferred Stock at an annual rate of 7 1/4%, on the 1998 Convertible Preferred Stock at an annual rate of 6 3/4% and on the 1997 Exchangeable Preferred Stock at an annual rate of 12 1/2%. The Company anticipates that such debt and equity service payments during 1998 will be made from cash on hand.

     The Company is required to make minimum annual lease payments for facilities, equipment and transmission capacity used in its operations. In 1998, 1999, and 2000 the Company is currently required to make payments of approximately $10.7 million, $10.7 million and $9.3 million, respectively, on capital leases and $32.6 million, $8.7 million and $6.3 million, respectively, on operating leases. The Company expects to incur additional operating and capital lease costs in connection with the network expansion.

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

YEAR 2000 RISKS

     The Company has reviewed its software for Year 2000 compliance. In conjunction with that review, the Company has determined that its current software is either Year 2000 compliant, or there are projects planned to either upgrade or replace the existing software prior to 2000. In accordance with the Emerging Issues Task Force of the Financial Accounting Standards Board, the projected costs associated with upgrading or revising the Company's software to be Year 2000 compliant will be recorded as an expense of the period rather than capitalized. The Company currently estimates that the costs associated with such upgrades projects will not be material to its operating results.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     Not Applicable.

                           PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

     None.

ITEM 2. CHANGES IN SECURITIES

     On March 30, 1998, the Company issued and sold 135,000 shares of its 1998 Convertible Preferred Stock in the form of Depositary Shares (each representing 1/20 of a share of 1998 Convertible Preferred Stock) for an aggregate offering price of $135.0 million, in a private placement pursuant to Section 4(2) of the Securities Act of 1933, as amended (the "Securities Act") to Credit Suisse First Boston Corporation, Merrill Lynch, Pierce, Fenner & Smith Incorporated, Morgan Stanley & Co. Incorporated and NationsBanc Montgomery Securities LLC (the "Initial Purchasers"), who subsequently sold the shares to "qualified institutional buyers" (as defined in the Securities Act) pursuant to Section 144A of the Securities Act. The Initial Purchasers received aggregate commissions of $1.75 per Depositary Share ($4.725 million for 2,700,000 Depositary Shares). The 1998 Convertible Preferred Stock is convertible at the option of the holders, unless previously redeemed or repurchased, at any time into shares of the Company's common stock (the "Common Stock") at a rate (subject to adjustment in certain events) of 13.748 shares of Common Stock for each share of 1998 Convertible Preferred Stock. Dividends on the 1998 Convertible Preferred Stock are payable quarterly and accrue at a rate per annum of 6 3/4% per share on the liquidation preference thereof of $1,000 per share ($67.50 per annum per share). Dividends may, at the option of the Company, be paid in Common Stock if, and only if, the documents governing the Company's indebtedness that existed as of the date of issuance of the 1998 Convertible Preferred Stock then prohibit the payment of such dividends in cash. The 1998 Convertible Preferred Stock is redeemable after April 5, 2000 subject to certain conditions with respect to the closing price of the Common Stock in the case of redemptions prior to April 1, 2002. The registration rights agreement entered into by the Company with the initial purchasers of the 1998 Convertible Preferred Stock requires that the Company file a shelf registration statement, with the Securities Exchange Commission ("Commission") for the benefit of the holders of the 1998 Convertible Preferred Stock, with respect to the Depositary Shares, the 1998 Convertible Preferred Stock and the shares of Common Stock that may be issued upon conversion thereof. The 1998 Convertible Preferred Stock ranks pari passu with the Company's 1997 Convertible Preferred Stock and the Company's 1997 Exchangeable Preferred Stock and senior to the Common Stock with respect to payment of dividends and amounts upon liquidation, dissolution and winding up.

     On April 14, 1998, the Company issued and sold an additional $20.25 million of its 1998 Convertible Preferred Stock (405,000 Depositary Shares at $50 per share) in connection with an overallotment option granted to the Initial Purchasers of the 1998 Convertible Preferred Stock pursuant to the same exemptions from registration as the initial issuance. The Initial Purchasers received aggregate commissions of $1.75 per Depositary Share ($.709 million for 405,000 Depositary Shares).

     On March 20, 1998, the Company issued and sold 42,056 shares of its Common Stock to the former stockholder of Network Evolutions, Incorporated pursuant to
Section 4(2) of the Securities Act. No underwriter or placement agent was employed in connection with such issuance of Common Stock.

     The sales and issuances of the 1998 Convertible Preferred Stock and the Common Stock described above were deemed to be exempt from registration under the Securities Act in reliance upon Section 4(2) thereof, as transactions not involving a public offering. The purchasers in such private offerings of stock represented their intention to acquire the securities for investment only and not with a view to the distribution thereof. Appropriate legends were affixed to the certificates representing the securities issued in such transactions. All purchasers had adequate access, through their relationship with the Company or otherwise, to sufficient information about the Company to make an informed investment decision.

     On March 31, 1998, the Company redeemed its 414 outstanding shares of its 10% Junior Series 3 Cumulative Redeemable Preferred Stock, par value $.01 per share, at a per share redemption price of $1,711.71.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

     Not applicable.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     None.

ITEM 5. OTHER INFORMATION

     On April 21, 1998, the Company sold $450.0 million in aggregate principal amount of its 9% Senior Subordinated Notes. Concurrently with the sale of such notes, the Company consummated its tender offer for cash for all its Senior Notes. Pursuant to the terms of the tender offer, approximately $284.2 million (out of $285.0 million) in aggregate principal amount of the Senior Notes were tendered and accepted for payment by the Company. The Company used approximately $342.7 million of the estimated $435.6 million net proceeds from the 9% Senior Subordinated Notes to pay the tender offer price for the Senior Notes. In connection with the consummation of the tender offer, the Senior Notes were amended to eliminate substantially all of the restrictive covenants therein and all guarantees given thereunder.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

     (a) Exhibits

    EXHIBIT
    NUMBER                            DESCRIPTION
    -------                           -----------
    3.1       Restated Certificate of Incorporation of IXC Communications,
              Inc., as amended (incorporated by reference to Exhibit 3.1 of IXC Communications, Inc.'s Amendment No. 1 to
              Registration Statement on Form S-4 (File No. 333-48079)
              filed with the Commission on April 15, 1998).
    3.2       Bylaws of IXC Communications, Inc., as amended (incorporated by reference to Exhibit 3.2 of IXC Communications, Inc.'s
              Quarterly Report on Form 10-Q for the quarter ended
              September 30, 1997, filed with the Commission on November
              14, 1998).
    4.1       Indenture dated as of October 5, 1995, by and among IXC
              Communications, Inc., on its behalf and as
              successor-in-interest to I-Link Holdings, Inc. and IXC
              Carrier Group, Inc., each of IXC Carrier, Inc., on its
              behalf and as successor-in-interest to I-Link, Inc., CTI
              Investments, Inc., Texas Microwave Inc. and WTM Microwave
              Inc., Atlantic States Microwave Transmission Company,
              Central States Microwave Transmission Company, Telcom
              Engineering, Inc., on its behalf and as
              successor-in-interest to SWTT Company and Microwave Network,
              Inc., Tower Communication Systems Corp., West Texas
              Microwave Company, Western States Microwave Transmission
              Company, Rio Grande Transmission, Inc., IXC Long Distance,
              Inc., Link Net International, Inc. (collectively, the
              "Guarantors"), and IBJ Schroder Bank & Trust Company, as
              Trustee (the "Trustee), with respect to the 12 1/2% Series A and Series B Senior Notes due 2005 (incorporated by
              reference to Exhibit 4.1 of IXC Communications, Inc.'s and each of the Guarantor's Registration Statement on Form S-4 filed with the Commission on April 1, 1996 (File No.
              333-2936) (the "S-4")).
    4.2       Form of 12 1/2% Series A Senior Notes due 2005 (incorporated by reference to Exhibit 4.6 of the S-4).
    4.3       Form of 12 1/2% Series B Senior Notes due 2005 and
              Subsidiary Guarantee (incorporated by reference to Exhibit
              4.8 of IXC Communications, Inc.'s Amendment No. 1 to
              Registration Statement on Form S-1 filed with the Commission on June 13, 1996 (File No. 333-4061) (the "S-1 Amendment")).

    EXHIBIT
    NUMBER                            DESCRIPTION
    -------                           -----------
    4.4       Amendment No. 1 to Indenture and Subsidiary Guarantee dated as of June 4, 1996, by and among IXC Communications, Inc., the Guarantors and the Trustee (incorporated by reference to
              Exhibit 4.11 of the S-1 Amendment).
    4.5       Purchase Agreement dated as of March 25, 1997, by and among
              IXC Communications, Inc., Credit Suisse First Boston
              Corporation ("CS First Boston") and Dillon Read & Co. Inc.
              ("Dillon Read") (incorporated by reference to Exhibit 4.12 of IXC Communications, Inc.'s Quarterly Report on Form 10-Q
              for the quarter ended March 31, 1997, filed with the
              Commission on May 15, 1997 (the "March 31, 1997 10-Q"))
    4.6       Registration Rights Agreement dated as of March 25, 1997, by and among IXC Communications, Inc., CS First Boston and
              Dillon Read (incorporated by reference to Exhibit 4.13 of
              the March 31, 1997 10-Q).
    4.7       Amendment to Registration Rights Agreement dated as of March
              25, 1997, by and between IXC Communications, Inc. and
              Trustees of General Election Pension Trust (incorporated by reference to Exhibit 4.14 of March 31, 1997 10-Q).
    4.8       Registration Rights Agreement dated as of July 8, 1997,
              among IXC Communications, Inc. and each of William G. Rodi,
              Gordon Hutchins, Jr. and William F. Linsmeier (incorporated by reference to Exhibit 4.15 of IXC Communications, Inc.'s
              Quarterly Report on Form 10-Q for the quarter ended June 30,
              1997, as filed with the Commission on August 6, 1997 (the
              "June 30, 1997 10-Q")).
    4.9       Registration Rights Agreement dated as of July 8, 1997,
              among IXC Communications, Inc. and each of William G. Rodi,
              Gordon Hutchins, Jr. and William F. Linsmeier (incorporated by reference to Exhibit 4.16 of the June 30, 1997 10-Q).
    4.10      Indenture dated as of August 15, 1997, between IXC
              Communications, Inc. and The Bank of New York (incorporated by reference to Exhibit 4.2 of IXC Communications, Inc.'s
              Current Report on Form 8-K dated August 20, 1997, and filed with the Commission on August 28, 1997 (the "8-K")).
    4.11      First Supplemental Indenture dated as of October 23, 1997, among IXC Communications, Inc., the Guarantors, IXC
              International, Inc. and IBJ Schroder Bank & Trust Company
              (incorporated by reference to Exhibit 4.13 of IXC
              Communications, Inc.'s Annual Report on Form 10-K for the
              year ended December 31, 1997, and filed with the Commission on March 16, 1998 (the "1997 10-K")).
    4.12      Second Supplemental Indenture dated as of December 22, 1997, among IXC Communications, Inc., the Guarantors, IXC Internet
              Services, Inc., IXC International, Inc. and IBJ Schroder
              Bank & Trust Company (incorporated by reference to Exhibit
              4.14 of the 1997 10-K).
    4.13      Third Supplemental Indenture dated as of January 6, 1998,
              among IXC Communications, Inc., the Guarantors, IXC Internet
              Services, Inc., IXC International, Inc. and IBJ Schroder
              Bank & Trust Company (incorporated by reference to Exhibit
              4.15 of the 1997 10-K).
    4.14      Fourth Supplemental Indenture dated as of April 3, 1998,
              among IXC Communications, Inc., the Guarantors, IXC Internet
              Services, Inc., IXC International, Inc., and IBJ Schroder
              Bank & Trust Company (incorporated by reference to Exhibit
              4.15 of IXC Communications, Inc.'s Registration Statement on
              Form S-3 filed with the Commission on May 12, 1998 (File No.
              333-52433)).

    EXHIBIT
    NUMBER                            DESCRIPTION
    -------                           -----------
    4.15      Purchase Agreement dated as of March 25, 1998, among IXC
              Communications, Inc., Goldman Sachs & Co. ("Goldman"), CS
              First Boston, Merrill Lynch, Pierce, Fenner & Smith
              Incorporated ("Merrill") and Morgan Stanley & Co.
              Incorporated ("Morgan Stanley") (incorporated by reference to Exhibit 4.1 IXC Communications, Inc.'s Current Report on
              Form 8-K dated March 30, 1998, and filed with the Commission on April 7, 1998 (the "April 7, 1998 8-K")).
    4.16      Registration Rights Agreement dated as of March 30, 1998,
              among IXC Communications, Inc., Goldman, CS First Boston,
              Merrill and Morgan Stanley (incorporated by reference to
              Exhibit 4.2 of the April 7, 1998 8-K).
    4.17      Deposit Agreement dated as of March 30, 1998, between IXC
              Communications, Inc. and BankBoston N.A. (incorporated by
              reference from Exhibit 4.3 of the April 7, 1998 8-K).
    4.18      Certificate of Designation of Powers, Preferences and
              Relative, Participating, Optional and Other Special Rights
              of 6 3/4% Cumulative Convertible Preferred Stock and
              Qualifications, Limitations and Restrictions Thereof
              (incorporated by reference to Exhibit 4.4 of the April 7,
              1998 8-K).
    4.19      Purchase Agreement dated as of April 16, 1998, by and among
              IXC Communications, Inc., CS First Boston, Merrill, Morgan
              and Nationsbanc Montgomery Securities LLC (incorporated by reference to Exhibit 4.1 of IXC Communications, Inc.'s
              Current Report on Form 8-K dated April 21, 1998, and filed with the Commission on April 22, 1998 (the "April 22, 1998
              8-K").
    4.20      Registration Rights Agreement dated April 16, 1998, by and among IXC Communications, Inc., Credit Suisse First Boston
              Corporation, Merrill, Morgan and Nationsbanc Montgomery
              Securities LLC (incorporated by reference to Exhibit 4.2 of the April 22, 1998 8-K).
    4.21      Indenture dated as of April 21, 1998, between IXC
              Communications, Inc. and IBJ Schroder Bank & Trust Company,
              as Trustee (incorporated by reference to Exhibit 4.3 of the
              April 22, 1998 8-K).
    10.1      Office Lease dated June 21, 1989 with USAA Real Estate
              Company, as amended (incorporated by reference to Exhibit
              10.1 of the S-4).
    10.2      Equipment Lease dated as of December 1, 1994, by and between
              DSC Finance Corporation and Switched Services
              Communications, L.L.C.; Assignment Agreement dated as of
              December 1, 1994, by and between Switched Services
              Communications, L.L.C. and DSC Finance Corporation; and
              Guaranty dated December 1, 1994, made in favor of DSC
              Finance Corporation by IXC Communications, Inc.
              (incorporated by reference to Exhibit 10.2 of the S-4).
    10.3      Amended and Restated 1994 Stock Plan of IXC Communications,
              Inc., as amended (incorporated by reference to Exhibit 10.3 of the June 30, 1997 10-Q).
    10.4      Form of Non-Qualified Stock Option Agreement under the 1994
              Stock Plan of IXC Communications, Inc. (incorporated by
              reference to Exhibit 10.4 of the S-4).
    10.5      Amended and Restated Development Agreement by and between
              Intertech Management Group, Inc. and IXC Long Distance, Inc.
              (incorporated by reference to Exhibit 10.7 of IXC
              Communications, Inc.'s and the Guarantors' Amendment No. 1
              to Registration Statement on Form S-4 filed with the
              Commission on May 20, 1996 (File No. 333-2936) ("Amendment
              No. 1 to S-4")).
    10.6+*    Third Amended and Restated Service Agreement dated as of
              April 16, 1998, among IXC Long Distance, Inc., IXC Carrier,
              Inc., IXC Broadband, Inc. and Excel Telecommunications, Inc.

    EXHIBIT
    NUMBER                            DESCRIPTION
    -------                           -----------
    10.7      Equipment Purchase Agreement dated as of January 16, 1996, by and between Siecor Corporation and IXC Carrier, Inc.
              (incorporated by reference to Exhibit 10.9 of the S-4).
    10.8      1996 Stock Plan of IXC Communications, Inc., as amended
              (incorporated by reference to Exhibit 10.10 of the IXC
              Communications, Inc. Annual Report on Form 10-K for the year ended December 31, 1996 and filed with the Commission on
              March 28, 1997 (the "1996 10-K").
    10.9      IRU Agreement dated as of November 1995 between WorldCom,
              Inc. and IXC Carrier, Inc. (incorporated by reference to
              Exhibit 10.11 of Amendment No. 1 to the S-4).
    10.10     Outside Directors' Phantom Stock Plan of IXC Communications,
              Inc., as amended (incorporated by reference to Exhibit 10.12 of the 1996 10-K).
    10.11+    Business Consultant and Management Agreement dated as of
              March 1, 1998, by and between IXC Communications, Inc. and
              Culp Communications Associates.
    10.12     Employment Agreement dated December 28, 1995, by and between
              IXC Communications, Inc. and James F. Guthrie (incorporated by reference to Exhibit 10.14 of the S-1 Amendment).
    10.13     Employment Agreement dated August 28, 1995, by and between
              IXC Communications, Inc. and David J. Thomas (incorporated by reference to Exhibit 10.15 of the S-1 Amendment).
    10.14     Special Stock Plan of IXC Communications, Inc. (incorporated by reference to Exhibit 10.16 of the 1996 10-K).
    10.15     Lease dated as of June 4, 1997, between IXC Communications,
              Inc. and Carramerca Realty, L.P. (incorporated by reference to Exhibit 10.17 of the June 30, 1997 10-Q).
    10.16     Loan and Security Agreement dated as of July 18, 1997, among
              IXC Communications, Inc., IXC Carrier, Inc. and NTFC Capital
              Corporation ("NTFC") (incorporated by reference to Exhibit
              10.18 of the June 30, 1997 10-Q).
    10.17     IRU and Stock Purchase Agreement dated as of July 22, 1997, between IXC Internet Services, Inc. and PSINet Inc.
              (incorporated by reference to Exhibit 10.19 of IXC
              Communications, Inc.'s Amendment No. 1 to Form 10-Q/A for
              the quarter ended September 30, 1997 filed with the
              Commission on December 12, 1997 (the "September 30, 1997
              10-Q/A")).
    10.18     Joint Marketing and Services Agreement dated July 22, 1997, between IXC Internet Services, Inc. and PSINet Inc.
              (incorporated by reference to Exhibit 10.20 of the September
              30, 1997 10-Q/A).
    10.19     Employment Agreement dated as of September 9, 1997, between
              Benjamin L. Scott and IXC Communications, Inc. (incorporated by reference to Exhibit 10.21 of IXC Communication Inc.'s
              Amendment No. 1 to Registration Statement on S-4 filed with the Commission on December 15, 1997 (File No. 333-37157)
              ("Amendment No. 1 to the EPS S-4")).
    10.20     IXC Communications, Inc. 1997 Special Executive Stock Plan
              (incorporated by reference to Exhibit 10.22 of Amendment No.
              1 to the EPS S-4).
    10.21     First Amendment to Loan and Security Agreement dated as of
              December 23, 1997, among IXC Communications, Inc., IXC
              Carrier, Inc., NTFC and Export Development Corporation
              ("EDC") (incorporated by reference to Exhibit 10.21 of the
              1997 10-K).

    EXHIBIT
    NUMBER                            DESCRIPTION
    -------                           -----------
    10.22     Second Amendment to Loan and Security Agreement dated as of
              January 21, 1998, among IXC Communications, Inc., IXC
              Carrier, Inc., NTFC and EDC (incorporated by reference to
              Exhibit 10.22 of the 1997 10-K).
    11.1+     Statement of computation of earnings per share.
    27.1+     Financial Data Schedule.

---------------

 +  Filed herewith.
 * Certain portions of this exhibit have been omitted from this Form 10-Q and have been filed separately, together with an application to obtain confidential treatment with respect thereto.

(b) Reports on Form 8-K.

(1) Form 8-K dated January 8, 1998, and filed with the Commission on January 9, 1998, with respect to a press release reporting a fiber exchange agreement between the Company and GST Telecommunications, Inc.

(2) Form 8-K dated January 30, 1998, and filed with the Commission on February 2, 1998, with respect to a press release announcing the consummation of the Company's registered exchange offer to exchange shares of its 12 1/2% Series B Junior Exchangeable Preferred Stock Due 2009 for all outstanding shares of its 12 1/2% Junior Exchangeable Preferred Stock Due 2009.

(3) Form 8-K dated February 12, 1998, and filed with the Commission on February 13, 1998, with respect to a press release reporting the Company's results of operations for the fourth quarter of 1997.

(4) Form 8-K dated March 2, 1998, and filed with the Commission on March 4, 1998, with respect to a press release announcing the closing of a transaction with PSINet Inc.

(5) Form 8-K dated March 18, 1998, and filed with the Commission on March 18, 1998, with respect to a press release announcing the commencement of the Company's tender offer to purchase for cash all of its outstanding 12 1/2% Senior Notes due 2005.

                                   SIGNATURE

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                          IXC COMMUNICATIONS, INC.,
                                          a Delaware corporation


May 13, 1998                              By:      /s/ JAMES F. GUTHRIE
                                             ----------------------------------
                                                      James F. Guthrie
                                             Executive Vice President and Chief
                                                     Financial Officer
                                                (Duly Authorized Officer and
                                                Principal Financial Officer)