Form 10-Q
period 1998-06-30
IXC COMMUNICATIONS INC
filed 1998-08-12
CIK 1009532

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                            ------------------------

                                   FORM 10-Q
                            ------------------------

      [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  FOR THE QUARTERLY PERIOD ENDED JUNE 30, 1998

                                       OR

     [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

         FOR THE TRANSITION PERIOD FROM ____________ TO ____________ .

                         COMMISSION FILE NUMBER 0-20803

                            IXC COMMUNICATIONS, INC.
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

                        DELAWARE                                                75-2644120
            (STATE OR OTHER JURISDICTION OF                                  (I.R.S. EMPLOYER
             INCORPORATION OR ORGANIZATION)                                IDENTIFICATION NO.)
          1122 CAPITAL OF TEXAS HIGHWAY SOUTH,
                     AUSTIN, TEXAS                                              78746-6426
        (ADDRESS OF PRINCIPAL EXECUTIVE OFFICES)                                (ZIP CODE)

      (REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE) (512) 328-1112

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

     The number of shares of Common Stock, $.01 par value, outstanding (the only class of common stock of the Company outstanding) was 36,123,145 on August 11, 1998.

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                   IXC COMMUNICATIONS, INC. AND SUBSIDIARIES

                          QUARTER ENDED JUNE 30, 1998

                               TABLE OF CONTENTS

                                                                       PAGE
                                                                       ----
                         PART I. FINANCIAL INFORMATION

Item 1.  Condensed Consolidated Financial Statements (Unaudited)
         Condensed Consolidated Balance Sheets as of June 30, 1998
         and December 31, 1997.......................................    3
         Condensed Consolidated Statements of Operations for the
         Three and Six Months Ended June 30, 1998 and 1997...........    4
         Condensed Consolidated Statements of Cash Flows for the Six
         Months Ended June 30, 1998 and 1997.........................    5
         Notes to Condensed Consolidated Financial Statements........    6
         Management's Discussion and Analysis of Financial Condition
Item 2.  and Results of Operations...................................   12
         Quantitative and Qualitative Disclosures About Market
Item 3.  Risk........................................................   15

                           PART II. OTHER INFORMATION

Item 1.  Legal Proceedings...........................................   16
Item 2.  Changes in Securities.......................................   16
Item 3.  Defaults Upon Senior Securities.............................   17
Item 4.  Submission of Matters to a Vote of Security Holders.........   17
Item 5.  Other Information...........................................   17
Item 6.  Exhibits and Reports on Form 8-K............................   17
SIGNATURE............................................................   23

                            IXC COMMUNICATIONS, INC.

                     CONDENSED CONSOLIDATED BALANCE SHEETS
           (DOLLARS IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)

                                     ASSETS

                                                               JUNE 30,      DECEMBER 31,
                                                                 1998            1997
                                                              -----------    ------------
                                                              (UNAUDITED)
Cash and cash equivalents...................................  $  174,730      $ 155,855
Accounts and other receivables, net of allowance for
  doubtful Accounts of $14,146 at June 30, 1998 and $13,119
  at December 31, 1997......................................     110,772        113,096
Notes receivable............................................      73,562             --
Other current assets........................................       7,032          4,108
                                                              ----------      ---------
         Total current assets...............................     366,096        273,059
Property and equipment......................................     983,672        734,282
Less: accumulated depreciation..............................    (153,966)      (120,408)
                                                              ----------      ---------
Property and equipment, net.................................     829,706        613,874
Investment in unconsolidated subsidiaries...................     124,961         17,497
Deferred charges and other non-current assets...............     116,554         64,442
                                                              ----------      ---------
         Total assets.......................................  $1,437,317      $ 968,872
                                                              ==========      =========
            LIABILITIES, REDEEMABLE PREFERRED STOCK AND STOCKHOLDERS' DEFICIT
Accounts payable -- trade...................................  $   58,001      $  86,651
Accrued service cost........................................      46,218         56,994
Accrued liabilities.........................................      64,595         43,427
Unearned revenue............................................      33,653          6,310
Current portion of long-term debt and capital lease
  obligations...............................................      13,558         12,294
                                                              ----------      ---------
         Total current liabilities..........................     216,025        205,676
Long-term debt and capital lease obligations, less current
  portion...................................................     487,109        308,453
Unearned revenue -- noncurrent..............................     307,195         59,627
Other noncurrent liabilities................................       4,921         10,419
7 1/4% Junior Convertible Preferred Stock; $.01 par value;
  3,000,000 shares of all classes of Preferred Stock
  authorized; 1,074,500 shares issued and outstanding
  (aggregate liquidation preference of $107,450 at June 30,
  1998 and $105,537 at December 31, 1997)...................     103,371        101,239
12 1/2% Junior Exchangeable Preferred Stock; $.01 par value;
  authorized --
  3,000,000 shares of all classes of Preferred Stock
  authorized; 328,574 shares issued and outstanding
  (aggregate liquidation preference of $333,704 at June 30,
  1998 and $313,786 at December 31, 1997, including accrued
  dividends of $5,134 at June 30, 1998 and $4,828 at
  December 31, 1997)........................................     322,551        302,129
Stockholders' deficit:
  10% Junior Series 3 Cumulative Preferred Stock, $.01 par
    value; authorized -- 3,000,000 shares of all classes of
    Preferred Stock; no shares issued and outstanding at
    June 30, 1998 and 414 shares issued and outstanding at
    December 31, 1997 (aggregate liquidation preference of
    $692 at December 31, 1997)..............................          --              1
  6 3/4% Cumulative Convertible Preferred Stock, $.01 par
    value; authorized --
    3,000,000 shares of all classes of Preferred Stock
    authorized; 155,250 shares issued and outstanding at
    June 30, 1998 (aggregate liquidation preference of
    $157,899 at June 30, 1998, including accrued dividends
    of $2,649 at June 30, 1998).............................           2             --
  Common Stock, $.01 par value; 100,000,000 shares
    authorized:
    36,081,332 shares issued and outstanding at June 30,
     1998 and 31,559,691 shares issued and outstanding at
     December 31, 1997......................................         361            316
  Additional paid-in capital................................     280,069        143,395
  Accumulated deficit.......................................    (284,287)      (162,383)
                                                              ----------      ---------
         Total stockholders' deficit........................      (3,855)       (18,671)
                                                              ----------      ---------
         Total liabilities, redeemable preferred stock and
           stockholders' deficit............................  $1,437,317      $ 968,872
                                                              ==========      =========

                            See accompanying notes.

                            IXC COMMUNICATIONS, INC.

                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                 (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)
                                  (UNAUDITED)

                                                          THREE MONTHS            SIX MONTHS
                                                         ENDED JUNE 30,         ENDED JUNE 30,
                                                      --------------------   --------------------
                                                        1998        1997       1998        1997
                                                      ---------   --------   ---------   --------
Net operating revenue:
  Private line......................................  $  50,433   $ 38,494   $  94,249   $ 69,363
  Long distance switched services...................    105,502     75,318     219,269    151,331
                                                      ---------   --------   ---------   --------
                                                        155,935    113,812     313,518    220,694
Operating expenses:
  Cost of services..................................    107,593     90,979     215,542    175,873
  Operations and administration.....................     29,992     24,380      59,328     46,363
  Depreciation and amortization.....................     22,636     14,559      42,788     25,473
  Merger related costs..............................      7,681         --       7,645      3,325
                                                      ---------   --------   ---------   --------
          Operating loss............................    (11,967)   (16,106)    (11,785)   (30,340)
Interest income.....................................      3,324      1,172       4,921      2,467
Interest expense....................................     (8,530)    (8,096)    (14,841)   (16,087)
Equity in net loss of unconsolidated subsidiaries...    (10,754)    (4,532)    (22,019)    (6,351)
Other, net..........................................         33         12         176         26
                                                      ---------   --------   ---------   --------
Loss before (provision) benefit for income taxes,
  minority interest and extraordinary loss..........    (27,894)   (27,550)    (43,548)   (50,285)
(Provision) benefit for income taxes................     (4,551)      (250)     (6,619)       190
Minority interest...................................       (252)      (114)       (425)      (317)
                                                      ---------   --------   ---------   --------
Loss before extraordinary loss......................    (32,697)   (27,914)    (50,592)   (50,412)
Extraordinary loss on early extinguishment of debt,
  net of an income tax benefit of $3,407............    (69,810)        --     (69,810)        --
                                                      ---------   --------   ---------   --------
Net loss............................................   (102,507)   (27,914)   (120,402)   (50,412)
Dividends applicable to preferred stock.............    (15,471)    (2,288)    (27,207)    (2,758)
                                                      ---------   --------   ---------   --------
Net loss applicable to common stockholders..........  $(117,978)  $(30,202)  $(147,609)  $(53,170)
                                                      ---------   --------   ---------   --------
Basic and diluted loss per share:
  Before extraordinary loss.........................  $   (1.35)  $  (0.87)  $   (2.18)  $  (1.54)
  Extraordinary loss................................      (1.95)        --       (1.96)        --
                                                      ---------   --------   ---------   --------
  Net loss..........................................  $   (3.30)  $  (0.87)  $   (4.14)  $  (1.54)
                                                      =========   ========   =========   ========

                            See accompanying notes.

                            IXC COMMUNICATIONS, INC.

                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (DOLLARS IN THOUSANDS)
                                  (UNAUDITED)

                                                                FOR THE SIX MONTHS
                                                                  ENDED JUNE 30,
                                                              ----------------------
                                                                1998         1997
                                                              ---------    ---------
Net cash provided by (used in) operating activities.........  $  41,311    $  (1,625)
                                                              ---------    ---------
Investing activities
  Release of funds from escrow under Senior Notes...........         --       69,428
  Deposit into escrow under Senior Notes....................         --      (18,152)
  Purchase of property and equipment........................   (239,627)    (141,529)
  Sale of short-term investments, net.......................         --          670
  Acquisitions, net of cash acquired and common stock
     issued.................................................    (22,699)      (2,060)
  Investment in unconsolidated subsidiaries.................    (12,431)     (11,650)
                                                              ---------    ---------
Net cash used in investing activities.......................   (274,757)    (103,293)
Financing activities
  Proceeds from sale of 9% Senior Subordinated Notes........    450,000           --
  Net proceeds from sale of 6 3/4% Cumulative Convertible
     Preferred Stock........................................    147,213           --
  Net proceeds from sale of 7 1/4% Junior Convertible
     Preferred Stock........................................         --       96,197
  Proceeds from issuance of other debt and capital lease
     obligations............................................     12,704           --
  Principal payments on long-term debt and capital lease
     obligations............................................   (353,094)     (11,898)
  Redemption of 10% Junior Series 3 Cumulative Preferred
     Stock..................................................       (708)          --
  Stock option exercises....................................      2,842          298
  Dividends paid............................................     (1,948)          --
  Debt issuance costs.......................................     (3,186)          --
                                                              ---------    ---------
Net cash provided by financing activities...................    253,823       84,597
                                                              ---------    ---------
Effect of differing year-ends from merged entities..........     (1,502)          --
                                                              ---------    ---------
Net increase (decrease) in cash and cash equivalents........     18,875      (20,321)
Cash and cash equivalents at beginning of period............    155,855       63,302
                                                              ---------    ---------
Cash and cash equivalents at end of period..................  $ 174,730    $  42,981
                                                              =========    =========
Supplemental disclosure of cash flow information:
  Cash paid for:
     Interest...............................................  $  20,764    $  18,846
                                                              =========    =========
     Taxes..................................................  $   2,860    $     151
                                                              =========    =========

                            See accompanying notes.

                   IXC COMMUNICATIONS, INC. AND SUBSIDIARIES

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  (UNAUDITED)

 1. BASIS OF PRESENTATION AND SIGNIFICANT ACCOUNTING POLICIES

     The accompanying unaudited Condensed Consolidated Financial Statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and notes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation for the periods indicated have been included. Operating results for the three and six month periods ended June 30, 1998 are not necessarily indicative of the results that may be expected for the year ended December 31, 1998. The accompanying unaudited Condensed Consolidated Financial Statements have been restated for all periods presented to include the operations of Eclipse Telecommunications, Inc., formerly Network Long Distance, Inc. ("Eclipse"), which was acquired on June 3, 1998, in a transaction accounted for as a pooling of interests (See Note 2). The Condensed Consolidated Balance Sheet at December 31, 1997 has been derived from the audited financial statements for the Company and the audited financial statements of Eclipse as of March 31, 1998, but does not include all of the information and notes required by generally accepted accounting principles for complete financial statements. The accompanying financial statements should be read in conjunction with the audited consolidated financial statements of the Company and Eclipse (including the notes thereto) for the years ended December 31, 1997 and March 31, 1998, respectively. Certain amounts shown in the Company's 1997 financial statements have been reclassified to conform to the 1998 presentation.

 2. MERGER WITH ECLIPSE

     On June 3, 1998, the Company completed the acquisition of Eclipse through a merger of a Company subsidiary with Eclipse by exchanging approximately 4,051,970 shares of its common stock for all of the outstanding common stock of Eclipse. Each share of Eclipse common stock was exchanged for .2998 shares of the Company's common stock. In addition, outstanding Eclipse stock options were converted at the same exchange factor into options to purchase shares of the Company's common stock.

     The merger constituted a tax-free reorganization and has been accounted for as a pooling of interests. Accordingly, all prior period consolidated financial statements have been restated to include the combined results of operations, financial position and cash flows of Eclipse as though it had always been a part of the Company. Prior to the merger, Eclipse utilized a March 31 fiscal year end. For purposes of the combined results of operations for the three and six month periods ended June 30, 1997, the amounts include Eclipse's historical results of operations for the three and six month periods ended September 30, 1997. Therefore, the reported 1997 year end balance sheet depicted for Eclipse used its March 31, 1998 financial statements. In order to report the cash flow for the first six months of 1998, a $1.5 million adjustment was reported in the condensed consolidated statement of cash flows, representing Eclipse's first quarter 1998 net income, which was in both the beginning retained earnings balance and the current period's net income amount.

     There were no transactions between Eclipse and the Company prior to the merger; however, certain reclassifications, primarily related to the presentation of certain excise taxes and bad debt provisions, were made to conform Eclipse's accounting policies to those of the Company. The results of operations for the

                   IXC COMMUNICATIONS, INC. AND SUBSIDIARIES

                                  (UNAUDITED)

separate companies and the combined amounts presented in the consolidated financial statements follow (in thousands):

                                             ECLIPSE     IXC      ADJUSTMENTS   COMBINED
                                             -------   --------   -----------   --------
QUARTER ENDED MARCH 31, 1998
  Net operating revenue....................  $27,359   $129,184     $ 1,040     $157,583
  Operating expenses.......................   26,413    129,952       1,036      157,401
  Net income (loss)........................    1,502    (19,397)         --      (17,895)
QUARTER ENDED JUNE 30, 1997
  Net operating revenue....................  $27,391   $ 88,865     $(2,444)    $113,812
  Operating expenses.......................   26,241    106,177      (2,500)     129,918
  Net income (loss)........................      896    (28,810)         --      (27,914)
SIX MONTHS ENDED JUNE 30, 1997
  Net operating revenue....................  $52,378   $172,775     $(4,459)    $220,694
  Operating expenses.......................   53,844    201,728      (4,538)     251,034
  Net loss.................................   (1,724)   (48,688)         --      (50,412)

     A reconciliation of the restated basic and diluted loss per share due to the Eclipse merger for the three months ended March 31, 1998 and the three and six months ended June 30, 1997 is as follows:

                                              QUARTER ENDED   QUARTER ENDED    SIX MONTHS ENDED
                                                MARCH 31,        JUNE 30,          JUNE 30,
                                                  1998             1997              1997
                                              -------------   --------------   ----------------
Company's reported loss per share...........      $(.98)          $(1.01)           $(1.67)
Effect of change in weighted average
  shares....................................        .11              .11               .18
Effect of Eclipse's income (loss)...........        .04              .03              (.05)
                                                  -----           ------            ------
Company's restated loss per share...........      $(.83)          $ (.87)           $(1.54)
                                                  =====           ======            ======

     The effect of a change in the weighted average shares represents the addition of shares issued to Eclipse's former shareholders in order to complete the merger, to the Company's historical weighted average shares outstanding. The effect of Eclipse's income (loss) represents the impact of adding Eclipse's net income or loss to the Company's historical results.

     In connection with the merger, the Company recorded in the second quarter a charge of $7.7 million for merger related costs, including professional services associated with the merger, termination costs associated with duplicate functions, costs of exiting excess office space, the write-off of duplicate equipment and software and costs incurred to integrate business processes.

 3. INVESTMENTS IN UNCONSOLIDATED SUBSIDIARIES

  PSINet

     On February 25, 1998, the Company consummated agreements with PSINet, Inc. ("PSINet") which allow each party to market and sell the products and services of the other party. Under the terms of the agreements, the Company will ultimately provide PSINet with an indefeasible right to use ("IRU") 10,000 miles of OC-48 transmission capacity on its network over a 20-year period in exchange for approximately 10.2 million shares representing under 20% (post-issuance) of PSINet common stock. If the value of the PSINet common stock received by the Company is less than $240.0 million at or before the

                   IXC COMMUNICATIONS, INC. AND SUBSIDIARIES

                                  (UNAUDITED)

earlier of one year after the final delivery of the transmission capacity (scheduled for late-1999) or February 26, 2002, PSINet will deliver to IXC either cash or additional PSINet common stock such that the value of the total consideration paid by PSINet is $240.0 million. Upon delivery of the transmission capacity to PSINet, the Company will begin to receive a maintenance fee which, as the full capacity is delivered, should increase to approximately $11.5 million per year. Revenue from the IRU will be recognized over its term of 20 years as the capacity is delivered.

     From the transaction date through May 1998, the Company accounted for its investment in PSINet under the equity method since the Company was deemed to have significant influence over PSINet based upon its level of ownership. In June 1998, the Company changed from the equity method to the cost method due to a change in its level of ownership. At June 30, 1998, the Company's recorded investment in PSINet was approximately $123.5 million.

  Marca-Tel

     As of June 30, 1998, the Company indirectly owned 24.5% of Marca-Tel S.A. de C.V. ("Marca-Tel") through its ownership of 50% of Progress International LLC ("Progress International"), which owns 49% of Marca-Tel. The remaining 51% of Marca-Tel is owned by a Mexican individual and Formento Radio Beep, S.A. de C.V. The other 50% of Progress International is owned by Westel International, Inc ("Westel"). The Company's investment in Progress International is negative $6.9 million as of June 30, 1998 due to the recognized equity losses being greater than the Company's funding of the investments. Summary financial information and the equity losses recorded by the Company for its indirect investment in Marca-Tel are as follows (in thousands):

                                               THREE MONTHS            SIX MONTHS
                                              ENDED JUNE 30,         ENDED JUNE 30,
                                            ------------------    --------------------
                                             1998       1997        1998        1997
                                            -------    -------    --------    --------
Net revenue...............................  $ 5,519    $   394    $  8,790    $    473
Gross margin (loss).......................    2,010       (919)      1,318      (1,242)
Net loss from continuing operations.......     (554)    (8,327)     (5,069)    (10,711)
Net income (loss).........................   (4,896)    (8,908)    (12,012)    (12,261)
                                            -------    -------    --------    --------
Equity in net loss of Marca-Tel...........  $(3,309)   $(4,538)   $ (9,841)   $ (6,214)
                                            =======    =======    ========    ========

     In June 1998 the Company obtained a note receivable from Westel for $14.9 million of advances that the Company had made to Progress International on Westel's behalf. The note receivable from Westel is secured by a portion of Westel's investment in Progress.

 4. NOTES RECEIVABLE

     During the current quarter the Company activated a previously signed IRU with a customer in exchange for an $88.0 million note that is payable over an 18-month period bearing interest at 12%.

 5. 9% SENIOR SUBORDINATED NOTES DUE 2008

     On April 21, 1998, the Company issued $450.0 million of 9% Senior Subordinated Notes due 2008 (the "Senior Subordinated Notes"). In connection with the sale of the Senior Subordinated Notes, the Company completed its tender offer to purchase for cash all of its outstanding 12 1/2% Senior Notes Due 2005 (the "Old Notes"). Pursuant to the terms of the tender offer, $284.2 million (out of $285.0 million) in aggregate principal amount of the Old Notes were tendered and accepted for payment by the Company. The Company used approximately $342.7 million of the estimated $435.6 million net proceeds of the Senior Subordinated Notes offering to pay the tender offer price for the Old Notes. With the early extinguishment of the Old

                   IXC COMMUNICATIONS, INC. AND SUBSIDIARIES

                                  (UNAUDITED)

Notes, a charge of approximately $69.8 million was recorded as an extraordinary item net of the related tax benefit in the second quarter.

     The Senior Subordinated Notes are general unsecured obligations of the Company and will be subordinate in right of payment to all existing and future senior indebtedness of the Company and other liabilities of the Company's subsidiaries. In connection with the consummation of the tender offer, the Old Notes were amended to eliminate substantially all of the restrictive covenants therein and all guarantees given thereunder. In conjunction with issuing the Senior Subordinated Notes, the Company has filed an exchange offer registration statement with the Securities and Exchange Commission ("SEC").

 6. 6 3/4% CUMULATIVE CONVERTIBLE PREFERRED STOCK

     In March and April 1998, the Company sold $155.3 million of 6 3/4% Cumulative Convertible Preferred Stock ("6 3/4% Convertible Preferred Stock") issued in the form of depositary shares (3,105,000 depositary shares at $50 per share; each depositary share represents 1/20 of a share of 6 3/4% Convertible Preferred Stock at $1,000 per share) to qualified institutional buyers under Rule 144A of the Securities Act of 1933, as amended ("The Act"). The net proceeds of approximately $147.2 million from the offering are being used to fund capital expenditures, including a portion of the network expansion, and for general corporate purposes, including acquisitions of related businesses or interests therein and joint ventures. The 6 3/4% Convertible Preferred Stock can be converted at the option of the holder thereof into shares of Common Stock, par value $.01 per share, of the Company at any time unless previously redeemed or repurchased, at a conversion rate of 0.6874 shares of common stock per depositary share (13.748 shares of Common Stock per share of the 6 3/4% Convertible Preferred Stock). Dividends on the 6 3/4% Convertible Preferred Stock are payable quarterly in arrears in cash or Common Stock, under certain circumstances, on January 1, April 1, July 1 and October 1 of each year, commencing on July 1, 1998. In conjunction with issuing the 6 3/4% Convertible Preferred Stock, the Company has filed a shelf registration statement with the SEC with respect to an offer to exchange the 6 3/4% Convertible Preferred Stock registered under The Act.

 7. SERIES 3 REDEMPTION

     On March 31, 1998, the Company redeemed the remaining 414 shares of its 10% Junior Series 3 Cumulative Redeemable Preferred Stock outstanding for approximately $0.7 million in cash ($1,000 per share, plus $0.3 million of accrued and unpaid dividends).

 8. INCOME TAXES

     Income tax provisions recorded during interim periods are calculated based on an estimated annual effective tax rate. For 1998, the effective tax rate is negative and includes the impact of gains from the transactions with PSINet (see
Note 3) and other IRU transactions that have already occurred and others that will be completed later in the year. The Company has determined that a valuation allowance should be applied against the deferred tax assets arising during 1998 due to the uncertainty of their realization.

 9. COMMITMENTS AND CONTINGENCIES

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

                   IXC COMMUNICATIONS, INC. AND SUBSIDIARIES

                                  (UNAUDITED)

     From time to time the Company is involved in various legal proceedings arising in the ordinary course of business, some of which are covered by insurance. In the opinion of the Company's management, none of the claims relating to such proceedings will have a material effect on the financial condition or results of operations of the Company.

10. LOSS PER SHARE

     Loss per share data are as follows (in thousands, except per share data):

                                            THREE MONTHS              SIX MONTHS
                                           ENDED JUNE 30,           ENDED JUNE 30,
                                        ---------------------    ---------------------
                                          1998         1997        1998         1997
                                        ---------    --------    ---------    --------
INCOME (NUMERATOR)
Loss before extraordinary loss........  $ (32,697)   $(27,914)   $ (50,592)   $(50,412)
Extraordinary loss from Debt
  extinguishment (net of tax).........    (69,810)         --      (69,810)         --
                                        ---------    --------    ---------    --------
Net loss..............................   (102,507)    (27,914)    (120,402)    (50,412)
Less: Dividends applicable to
  preferred stock.....................    (15,471)     (2,288)     (27,207)     (2,758)
                                        ---------    --------    ---------    --------
Net loss applicable to common
  stockholders........................  $(117,978)   $(30,202)   $(147,609)   $(53,170)
                                        =========    ========    =========    ========
SHARES (DENOMINATOR)
Weighted average common shares........     35,785      34,696       35,653      34,539
                                        =========    ========    =========    ========
BASIC AND DILUTED LOSS PER SHARE
Before extraordinary loss.............  $   (1.35)   $  (0.87)   $   (2.18)   $  (1.54)
Extraordinary loss (net of tax).......      (1.95)         --        (1.96)         --
                                        ---------    --------    ---------    --------
Net loss..............................  $   (3.30)   $  (0.87)   $   (4.14)   $  (1.54)
                                        =========    ========    =========    ========

     The following table summarizes securities outstanding as of the end of each period presented which could potentially dilute basic earnings per share in the future. Such securities were excluded from the computation above since they would have been anti-dilutive due to the Company's net loss. The figures presented for the Company's 7-1/4% Junior Convertible Preferred Stock due 2007 (the "7-1/4% Convertible Preferred Stock") assume that each preferred share was converted into 4.263 common shares. The figures presented for the 6-3/4% Convertible Preferred Stock assume that each preferred share was converted into
13.748 common shares.

                                                                     JUNE 30,
                                                              ----------------------
                                                                1998         1997
                                                              ---------    ---------
7-1/4% Junior Convertible Preferred Stock...................  4,580,593    4,340,258
6-3/4% Convertible Preferred Stock..........................  2,134,377           --
Stock options...............................................  3,885,029    2,367,471
Stock in escrow from acquisitions...........................     26,008       26,008

11. NEW ACCOUNTING PRONOUNCEMENTS

     In June 1997, the FASB issued SFAS No. 130, "Reporting Comprehensive Income" ("SFAS No. 130"). SFAS No. 130 establishes standards for reporting and display of comprehensive income and its components in a full set of general-purpose financial statements. SFAS No. 130 is effective for fiscal years beginning after December 15, 1997. Due to the Company having no items of other comprehensive income in any of the periods presented, the adoption of SFAS No. 130 had no impact on the Company's reporting or display of financial information at June 30, 1998.

                   IXC COMMUNICATIONS, INC. AND SUBSIDIARIES

                                  (UNAUDITED)

     Also in June 1997, the FASB issued SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information" ("SFAS No. 131"). SFAS No. 131 establishes standards for the way that public business enterprises report information about operating segments in annual financial statements and requires that those enterprises report selected information about operating segments in interim financial reports issued to shareholders. SFAS No. 131 is effective for fiscal years beginning after December 15, 1997. Interim period reporting of segment information is not required in the first year of adoption. The adoption of SFAS No. 131 will have no impact on the Company's consolidated results of operations, financial position or cash flows but may affect the disclosure of segment information.

     In June 1998, the FASB issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities" ("SFAS No. 133"). SFAS No. 133 establishes accounting and reporting standards requiring that every derivative instrument (including certain derivative instruments embedded in other contracts) be recorded in the balance sheet as either an asset or liability measured at its fair value. SFAS No. 133 requires that changes in the derivative's fair value be recognized currently in earnings unless specific hedge accounting criteria are met. Special accounting for qualifying hedges allows a derivative's gains and losses to offset related results on the hedged item in the income statement, and requires that a company must formally document, designate, and assess the effectiveness of transactions that receive hedge accounting. Because the Company has not entered into derivative financial instruments, the implementation of SFAS No. 133 will not have an impact on the Company's consolidated results of operations, financial position or cash flows.

     In April 1998, the Accounting Standards Executive Committee issued Statement of Position ("SOP") 98-5, "Reporting on the costs of Start-Up Activities." The SOP requires costs of start-up activities and organization costs to be expensed as incurred, and is effective for fiscal years beginning after December 15, 1998. The effects of adoption must be reported as a cumulative change in accounting principle. The Company is reviewing the pronouncement to determine its impact. If unamortized start-up activities or organization costs, described in the pronouncement, are identified, they will be written off in its first quarter ended March 31, 1999.

12. SUBSEQUENT EVENTS

     On July 29, 1998, the Company announced that its directors and a majority of its common stockholders approved a two-for-one split of the Company's common stock. The effective date for the stock split is anticipated to occur in September 1998 after compliance with applicable law. The stockholders and directors also approved an increase in the authorized number of shares of common stock to 300 million shares and the creation of a new class of preferred stock for future use by the Company. The number of authorized shares of the new Class B Preferred stock will be 17 million.

ITEM 2.MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     Except for the historical information contained below, the matters discussed in this item are forward-looking statements that involve a number of risks and uncertainties. The Company's actual liquidity needs capital resources and results may differ materially from the discussion set forth in the forward-looking statements. For a discussion of important factors that may cause the actual results, performance or achievements of the Company to be materially different from those expressed or implied by the forward-looking statements, see "Business -- Risk Factors" in the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1997. In light of such risks and uncertainties, there can be no assurance that the forward-looking information contained in this item will in fact transpire.

THREE AND SIX MONTHS ENDED JUNE 30, 1998 COMPARED WITH THE THREE AND SIX MONTHS ENDED JUNE 30, 1997

     On June 3, 1998, the Company completed a merger of a Company subsidiary with Eclipse Telecommunications, Inc., formerly Network Long Distance, Inc. ("Eclipse"), by exchanging approximately 4,051,970 shares of its common stock for all of the outstanding common stock of Eclipse. Each share of Eclipse was exchanged for .2998 shares of common stock of the Company. In addition, outstanding Eclipse stock options were converted at the same exchange factor into options to purchase shares of the Company's common stock. The merger constituted a tax-free reorganization and has been accounted for as a pooling of interests. Accordingly, all prior period consolidated financial statements have been restated to include the combined results of operations, financial position, and cash flows of Eclipse as though it had always been a part of the Company. Prior to the merger, Eclipse's fiscal year ended on March 31. Therefore the reported 1997 year end balance sheet depicted for Eclipse used its March 31, 1998 financial statements. In order to report the movement in cash for the first six months of 1998, a $1.5 million adjustment was reported in the condensed consolidated statement of cash flows, representing Eclipse's first quarter 1998 net income, which was in both the beginning retained earnings balance and the current period's net income.

     Net operating revenue for the second quarter of 1998 increased by 37.0% over the second quarter of 1997 mainly due to the $30.2 million (40.1%) increase in switched long distance revenue. Billable minutes of use ("MOU") for the second quarter increased by 53.3%, while the number of retail customers increased by 24.9% over last year's second quarter to approximately 73,300 customers. The remainder of the revenue improvement relates to the private line sector, which increased $11.9 million or 31.0%. The private line increase reflected the impact of the Company's larger network and associated capacity available for lease in 1998. Operating revenue for the first half of 1998 increased 42.1% over the first half of 1997. That increase of $92.8 million was mainly due to an increase in switched long distance revenue of $67.9 million. This improvement was due to a 61.5% increase in MOU as well as the increase in the number of retail customers. The private line revenue increase was due to increased demand for capacity and the availability of additional capacity on the Company's network in 1998.

     Cost of services primarily reflects access charges paid to Local Exchange Carriers ("LEC's") and transmission lease payments (monetary and nonmonetary) to other carriers. These costs for the quarter and year to date increased 18.3% and 22.6% respectively over 1997's comparable periods due to additional MOU's overflowed to other carriers, access charges paid to LEC's associated with additional revenue, and additional transmission lease expense paid to support the Company's private line and switched long distance businesses in advance of expanding the network's capacity. In July 1997, the FCC mandated rate reductions for the connection charges paid by the long distance carriers to LEC's. The favorable impact of these rate reductions for the first two quarters of 1998 is reflected in the financial statements. These rate reductions contributed to the period over period gross margin percentage improvement from 20.1% and 20.3% for the three and six months ending June 30, 1997 to 31.0% and 31.3% for the comparable periods in 1998.

     Operations and administration expenses for the second quarter and first half of 1998 increased 23.0% and 28.0% respectively versus the comparable periods in 1997, primarily from additional headcount to support the Company's growing business. Headcount increased from 971 at June 1997 to 1209 at June 1998. For the second quarter and year to date, operations and administration expense as a percentage of revenue decreased to 19.2% and 18.9% from 21.4% and 21.0% in the prior year's second quarter and first half. The Company anticipates that as it expands its higher-margin retail switched long distance service business, operations and administration expenses for that business may increase in total and as a percentage of revenue.

     Depreciation and amortization increased 55.5% from last year's second quarter and 68.0% for the six month period, due to an increase in depreciable assets relating to completed segments of the Company's expanding network. Depreciation and amortization will continue to rise with spending on capital assets to increase network capacity.

     In conjunction with the Eclipse merger, the Company recorded pooling costs of $7.7 million in the second quarter related to the execution of the transaction, the write-off of duplicate assets, and the integration of the functions of the two companies. These costs consist of (i) professional services including legal, investment banking and accounting associated with the transaction of $3.5 million; (ii) severance costs of $0.6 million related to the termination of approximately 125 duplicate administrative and sales positions;
(iii) costs of $1.7 million to terminate leases for duplicate office space; (iv) the write off of $1.8 million in duplicate equipment and software, net of accumulated depreciation; and (v) costs of $.1 million incurred during the second quarter to integrate the business processes. The Company expects to incur $2.0 to $4.0 million in additional integration costs during the remainder of 1998.

     Interest income increased 183.6% for the current quarter and 99.5% for the first half over the prior year's periods due to the additional funds available in 1998 from the issuance of the 6 3/4% Convertible Preferred Stock ("1998 Convertible Preferred Stock") and the $450 million of 9% Senior Subordinated Notes due 2008 (the "9% Senior Subordinated Notes") in March and April 1998.

     Interest expense increased by 5.4% from last year's second quarter to $8.5 million this quarter. For the first half of 1998, interest expense decreased 7.7% to $14.8 million from the comparable period in 1997. Interest expense increased in the second quarter versus 1997 mainly due to the issuance of the 9% Senior Subordinated Notes in April 1998 and to additional equipment acquired under capital leases. Year to date, interest expense decreased due to higher capitalized interest in 1998 relating to the increased level of capital expenditures than in 1997's comparable period.

     Equity in net losses of unconsolidated subsidiaries increased $6.2 million from 1997 to $10.8 million for the second quarter 1998. For the six-month period, equity losses increased $15.7 million to $22.0 million in 1998. The losses primarily relate to the Company's indirect interest in Marca-Tel S.A. de
C. V. ("Marca-Tel"), a Mexican joint venture which is constructing a fiber network in Mexico and began operations during the first quarter of 1997, and in PSINet, Inc. ("PSINet"), an internet service provider. The year over year increase in equity losses is mainly due to losses from unconsolidated subsidiaries, including PSINet, which were acquired subsequent to June 1997. Currently, the Company's investment balance in the Mexican joint venture is negative and the joint venture required minimal funding by IXC in the current quarter. At the present time, the Company does not anticipate significant additional funding to Progress International LLC ("Progress International"), for investment in the Mexican joint venture until the regulatory and market conditions in Mexico improve. The Company is not obliged to continue to fund Progress International; however, if the Joint Venture fails to obtain significant funding, a default is likely to result under Marca-Tel's current financing arrangements and could result in the foreclosure of a third party's security interest in Progress International's interest in Marca-Tel. If that were to occur, the Company's indirect interest in Marca-Tel could be diluted or lost entirely. The Company and the other direct and indirect owners of Marca-tel are currently in discussions with investment bankers to obtain additional financing for Marca-Tel.

     Income tax expense increased to $4.6 million in the current period from $.3 million in the prior year's quarter. For the first half of 1998 income tax expense increased to $6.6 million from an income tax benefit of $.2 million in 1997. These increases are due to income taxes related to the sale of indefeasible rights to use capacity or fibers on the Company's network. The deferred tax assets relating to these transactions has been fully reserved due to the uncertainty of their realization.

     During the second quarter of 1998, the Company recorded an after tax extraordinary loss of $69.8 million relating to the redemption of $284.2 million of the 12 1/2% Senior Notes due 2005 ("12 1/2% Senior Notes") in April 1998.

LIQUIDITY AND CAPITAL RESOURCES

     Historically, private line operations provided adequate cash flow to meet the Company's operational needs. The Company financed the expansion of its network through debt and equity securities.

     Cash provided by operating activities was $41.3 million for the six months ended June 30, 1998 compared to cash used by operating activities of $1.6 million in the comparable period of 1997. This change occurred primarily because gross profit increased due to higher revenue in the Company's private line and switched services businesses, while operating and administrative costs decreased as a percentage of revenue.

     Cash used in investing activities for six months ended June 30, 1998 was $274.8 million compared to $103.3 million for the comparable period of 1997. The increase is primarily due to a $98.1 million increase in capital expenditures compared to the 1997 period. Escrow funding activity from the Company's 12 1/2% Senior Notes offset cash used in other investing activities by $51.3 million during the first half of 1997. There was no such activity during 1998. The Company expects that its capital expenditures will continue to require a significant amount of cash through the end of fiscal year 1999 and thereafter.

     Cash provided by financing activities increased to $253.8 million for the first half of 1998 versus $84.6 million for the comparable period in 1997. Increased inflows of cash occurred during 1998 as a result of the Company issuing its $450 million of 9% Senior Subordinated Notes and its $147.2 million of 1998 Convertible Preferred Stock. Of the $450 million proceeds from the 9% Senior Subordinated Notes, $342.7 million was used to retire the Company's
12 1/2% Senior Notes. Additionally, the Company borrowed $28.0 million under a secured equipment facility with NTFC Capital Corporation and Export Development Corporation and other amounts under various other capital lease arrangements.

     As of June 30, 1998, the Company had $174.7 million in cash. The Company expects that its primary sources for cash over the next twelve months will be cash on hand, cash generated by operations, proceeds of fiber use sales and the proceeds from any additional debt, vendor and working capital financing the Company may seek. The Company is in discussions with various investment bankers, vendors and lending institutions regarding substantial additional debt financing for 1998 and beyond. The Company seeks to obtain sufficient funding from these sources plus cash receipts from fiber use sales for the following major uses of cash: (i) the network expansion and other capital expenditures; (ii) debt service; (iii) lease payments; (iv) increasing the retail and internet sales forces; (v) funding joint ventures; and (vi) working capital. Capital spending in 1998 is projected to be over $525.0 million, of which $239.6 million has been spent through June 30, 1998. After 1998, capital expenditures are expected to be reduced, but continue to be substantial. There can be no assurance that the Company will be successful in obtaining the necessary financing to meet its needs. A failure to raise cash would delay or prevent capital expenditures including the construction of the network expansion. The foregoing capital expenditure and cash requirements for 1998 do not take into account any acquisitions that may subsequently occur.

     The Company is required to make semi-annual interest payments on its 9% Senior Subordinated Notes and the remaining 12 1/2% Senior Notes. The Company is also required to make principal payments of approximately $6.9 million on other debt in 1998. The Company is required (except in certain circumstances when the dividend payment can be a payment in kind) to pay quarterly cash dividends on the 7 1/4% Convertible Preferred Stock at an annual rate of 7 1/4%, on the 1998 Convertible Preferred Stock at an annual rate of 6 3/4% and on the Junior Exchangeable Preferred Stock due 2009 (the "1997 Exchangeable Preferred Stock") at an annual rate of 12 1/2%. The Company anticipates that such debt and equity service payments during 1998 will be made from cash on hand, except for the dividends on the 1997 Exchangeable Preferred Stock which are anticipated to be paid in kind.

     The Company is required to make minimum annual lease payments for facilities, equipment and transmission capacity used in its operations. In 1998, 1999, and 2000 the Company is currently required to make payments of approximately $6.8 million, $7.0 million and $6.0 million, respectively, on capital leases and $29.0 million, $13.5 million and $7.4 million, respectively, on operating leases. The Company expects to incur additional operating and capital lease costs in connection with the expansion of its network and its retail and Internet operations. Additionally, in connection with its network expansion, the Company from time to time enters into various construction and installation agreements with contractors.

     The forward-looking statements set forth above with respect to the estimated cash requirements relating to capital expenditures, the Company's ability to meet such cash requirements and the Company's ability to service its debt are based on certain assumptions as to future events. Important assumptions, which if not met, could adversely affect the Company's ability to achieve satisfactory results include that: (i) there will be no significant delays or cost overruns with respect to the network expansion; (ii) the Company's contractors and partners in cost-saving arrangements will perform their obligations; (iii) rights-of-way can be obtained in a timely, cost-effective basis; (iv) the routes of the network expansion are substantially completed on schedule; (v) the Company will continue to increase traffic on its network; and (vi) the Company can obtain vendor or bank financing.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     Not Applicable.

                           PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

     None.

ITEM 2. CHANGES IN SECURITIES

     On April 14, 1998, the Company issued and sold an additional $20.25 million of its 6 3/4% Cumulative Convertible Preferred Stock (the "1998 Convertible Preferred Stock") in the form of depositary shares each representing 1/20 of a share of 1998 Convertible Preferred Stock (405,000 depositary shares at $50 per share) in connection with an overallotment option granted to the initial purchasers of the 1998 Convertible Preferred Stock (the "Initial Purchasers"). The depositary shares were sold to the Initial Purchasers, who subsequently sold the depositary shares to "qualified institutional buyers" (as defined in the Securities Act of 1933 (the "Securities Act")) pursuant to 144A of the Securities Act. The Initial Purchasers received aggregate commissions of $1.75 per depositary share ($.709 million for 405,000 depositary shares) in connection with the over-allotment option. The 1998 Convertible Preferred Stock is convertible at the option of the holders, unless previously redeemed or repurchased, at any time into shares of the Company's common stock (the "Common Stock") at a rate (subject to adjustment in certain events) of 13.748 shares of Common Stock for each share of 1998 Convertible Preferred Stock. Dividends on the 1998 Convertible Preferred Stock are payable quarterly and accrue at a rate per annum of 6 3/4% per share on the liquidation preference thereof of $1,000 per share ($67.50 per annum per share). Dividends may, at the option of the Company, be paid in Common Stock if, and only if, the documents governing the Company's indebtedness that existed as of the date of issuance of the 1998 Convertible Preferred Stock then prohibit the payment of such dividends in cash. The 1998 Convertible Preferred Stock is redeemable after April 5, 2000 subject to certain conditions with respect to the closing price of the Common Stock in the case of redemptions prior to April 1, 2002. The 1998 Convertible Preferred Stock ranks pari passu with the Company's 7 1/4% Junior Convertible Preferred Stock Due 2007 and the Company's 12 1/2% Series B Junior Exchangeable Preferred Stock Due 2009 and senior to the Common Stock with respect to payment of dividends and amounts upon liquidation, dissolution and winding up.

     On April 17, 1998, the Company issued and sold an aggregate of 26,413 shares of Common Stock to two former stockholders and the estate of a former stockholder of Telcom One, Inc. ("Telecom One"), as the final payment of Common Stock in connection with the acquisition of Telecom One which occurred in July 1997. No underwriter or placement agent was employed in connection with such issuance of Common Stock.

     On April 21, 1998, the Company issued and sold $450 million in aggregate principal amount of its 9% Senior Subordinated Notes Due 2008 (the "Senior Subordinated Notes"), in a private placement to Credit Suisse First Boston Corporation, Merrill Lynch, Pierce, Fenner & Smith Incorporated, Morgan Stanley & Co. Incorporated and NationsBanc Montgomery Securities LLC who subsequently sold the Senior Subordinated Notes to qualified institutional buyers pursuant to
Section 144A of the Securities Act. The Senior Subordinated Notes are not redeemable at the option of the Company prior to April 15, 2003, except that until August 15, 2001, the Company, at its option, may redeem an aggregate of up to $157.5 million principal amount of the Senior Subordinated Notes subject to certain conditions.

     On May 20, 1998, the Company issued and sold an aggregate of 205,088 shares of Common Stock to four former stockholders of The Data Place, Inc ("Data Place") in connection with the acquisition (the "Data Place Acquisition") of all the outstanding capital stock of Data Place. No underwriter or placement agent was employed in connection with such issuance of Common Stock. Following the Data Place Acquisition, Data Place became a wholly owned indirect subsidiary of the Company.

     The sales and issuances of the Notes, the 1998 Convertible Preferred Stock and Common Stock described above were deemed to be exempt from registration under the Securities Act in reliance upon Section 4(2) thereof, as transactions not involving a public offering. The purchasers in such private offerings of stock represented their intention to acquire the securities for investment only and not with a view to the distribution thereof. Appropriate legends were affixed to the certificates representing the securities issued in such transactions. All purchasers had adequate access, through their relationship with the Company or otherwise, to sufficient information about the Company to make an informed investment decision.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

     Not applicable.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     The Company's 1998 Annual Meeting of Stockholders was held on April 30, 1998 (for the purpose of electing directors (the Company's only proposal at the meeting). Proposal 1, submitted to a vote of security holders at the meeting, was the election of Directors. The following directors, being all the directors of the Company, were elected at the meeting, with the number of votes cast for or against each director or withheld from each director, abstentions and broker non-votes being set forth after his respective name:

                                                    VOTES AGAINST                    BROKER
                NAME                  VOTES FOR      OR WITHHELD     ABSTENTIONS    NON-VOTES
                ----                  ----------    -------------    -----------    ---------
Wolfe H. Bragin.....................  26,493,961          0               0             0
Joe C. Culp.........................  26,493,961          0               0             0
Richard D. Irwin....................  26,493,961          0               0             0
Carl W. McKinzie....................  26,493,961          0               0             0
Benjamin L. Scott...................  26,493,961          0               0             0
Ralph J. Swett......................  26,493,961          0               0             0
Phillip L. Williams.................  26,493,961          0               0             0

ITEM 5. OTHER INFORMATION

     The Commission has recently amended its Rule 14a-4(c)(1), which governs the Company's use of discretionary voting authority with respect to certain stockholder proposals. Commission Rule 14a-4(c)(1) provides that, if the proponent of a stockholder proposal fails to notify the Company at least 45 days before the date of mailing the prior year's proxy statement, the proxies of the Company's management would be permitted to use their discretionary authority at the Company's next annual meeting of stockholders if the proposal were raised at the meeting without any discussion of the matter in the proxy statement. To provide stockholders with notice of the deadline for the submission of such proposals for the Company's 1999 Annual Meeting of Stockholders, the Company hereby notifies all stockholders of the Company that after March 4, 1999 any stockholder proposal submitted outside the process of Commission Rule 14a-8 will be considered untimely for purposes of Commission Rules 14a-4 and 14a-5(e).

     On June 23, 1998, the Securities and Exchange Commission (the "Commission") declared effective the Company's shelf registration statement relating to the resale of its depositary shares representing 1/20 of a share of 1998 Convertible Preferred Stock by holders thereof.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

  (a) Exhibits

    EXHIBIT
    NUMBER                            DESCRIPTION
    -------                           -----------
       3.1    Restated Certificate of Incorporation of IXC Communications,
              Inc., as amended (incorporated by reference to Exhibit 3.1 of IXC Communications, Inc.'s Amendment No. 1 to
              Registration Statement on Form S-4 (File No. 333-48079)
              filed with the Commission on April 15, 1998).

    EXHIBIT
    NUMBER                            DESCRIPTION
    -------                           -----------
       3.2    Bylaws of IXC Communications, Inc., as amended (incorporated by reference to Exhibit 3.2 of the IXC Communications,
              Inc.'s Quarterly Report on Form 10-Q for the quarter ended
              September 30, 1997 filed with the Commission on November 14,
              1997).
       4.1    Indenture dated as of October 5, 1995, by and among IXC
              Communications, Inc., on its behalf and as
              successor-in-interest to I-Link Holdings, Inc. and IXC
              Carrier Group, Inc., each of IXC Carrier, Inc., on its
              behalf and as successor-in-interest to I-Link, Inc., CTI
              Investments, Inc., Texas Microwave Inc. and WTM Microwave
              Inc., Atlantic States Microwave Transmission Company,
              Central States Microwave Transmission Company, Telcom
              Engineering, Inc., on its behalf and as
              successor-in-interest to SWTT Company and Microwave Network,
              Inc., Tower Communication Systems Corp., West Texas
              Microwave Company, Western States Microwave Transmission
              Company, Rio Grande Transmission, Inc., IXC Long Distance,
              Inc., Link Net International, Inc. (collectively, the
              "Guarantors"), and IBJ Schroder Bank & Trust Company, as
              Trustee (the "Trustee), with respect to the 12 1/2% Series A and Series B Senior Notes due 2005 (incorporated by
              reference to Exhibit 4.1 of IXC Communications, Inc.'s and each of the Guarantor's Registration Statement on Form S-4 filed with the Commission on April 1, 1996 (File No.
              333-2936) (the "S-4")).
       4.2    Form of 12 1/2% Series A Senior Notes due 2005 (incorporated by reference to Exhibit 4.6 of the S-4).
       4.3    Form of 12 1/2% Series B Senior Notes due 2005 and
              Subsidiary Guarantee (incorporated by reference to Exhibit
              4.8 of IXC Communications, Inc.'s Amendment No. 1 to
              Registration Statement on Form S-1 filed with the Commission on June 13, 1996 (File No. 333-4061) (the "S-1 Amendment")).
       4.4    Amendment No. 1 to Indenture and Subsidiary Guarantee dated as of June 4, 1996, by and among IXC Communications, Inc., the Guarantors and the Trustee (incorporated by reference to
              Exhibit 4.11 of the S-1 Amendment).
       4.5    Purchase Agreement dated as of March 25, 1997, by and among
              IXC Communications, Inc., Credit Suisse First Boston
              Corporation ("CS First Boston") and Dillon Read & Co. Inc.
              ("Dillon Read") (incorporated by reference to Exhibit 4.12 of IXC Communications, Inc.'s Quarterly Report on Form 10-Q
              for the quarter ended March 31, 1997, filed with the
              Commission on May 15, 1997 (the "March 31, 1997 10-Q"))
       4.6    Registration Rights Agreement dated as of March 25, 1997, by and among IXC Communications, Inc., CS First Boston and
              Dillon Read (incorporated by reference to Exhibit 4.13 of
              the March 31, 1997 10-Q).
       4.7    Amendment to Registration Rights Agreement dated as of March
              25, 1997, by and between IXC Communications, Inc. and
              Trustees of General Election Pension Trust (incorporated by reference to Exhibit 4.14 of March 31, 1997 10-Q).
       4.8    Registration Rights Agreement dated as of July 8, 1997,
              among IXC Communications, Inc. and each of William G. Rodi,
              Gordon Hutchins, Jr. and William F. Linsmeier (incorporated by reference to Exhibit 4.15 of IXC Communications, Inc.'s
              Quarterly Report on Form 10-Q for the quarter ended June 30,
              1997, as filed with the Commission on August 6, 1997 (the
              "June 30, 1997 10-Q")).
       4.9    Registration Rights Agreement dated as of July 8, 1997,
              among IXC Communications, Inc. and each of William G. Rodi,
              Gordon Hutchins, Jr. and William F. Linsmeier (incorporated by reference to Exhibit 4.16 of the June 30, 1997 10-Q).

    EXHIBIT
    NUMBER                            DESCRIPTION
    -------                           -----------
       4.10   Indenture dated as of August 15, 1997, between IXC
              Communications, Inc. and The Bank of New York (incorporated by reference to Exhibit 4.2 of IXC Communications, Inc.'s
              Current Report on Form 8-K dated August 20, 1997, and filed with the Commission on August 28, 1997 (the "8-K")).
       4.11   First Supplemental Indenture dated as of October 23, 1997, among IXC Communications, Inc., the Guarantors, IXC
              International, Inc. and IBJ Schroder Bank & Trust Company
              (incorporated by reference to Exhibit 4.13 of IXC
              Communications, Inc.'s Annual Report on Form 10-K for the
              year ended December 31, 1997, and filed with the Commission on March 16, 1998 (the "1997 10-K")).
       4.12   Second Supplemental Indenture dated as of December 22, 1997, among IXC Communications, Inc., the Guarantors, IXC Internet
              Services, Inc., IXC International, Inc. and IBJ Schroder
              Bank & Trust Company (incorporated by reference to Exhibit
              4.14 of the 1997 10-K).
       4.13   Third Supplemental Indenture dated as of January 6, 1998,
              among IXC Communications, Inc., the Guarantors, IXC Internet
              Services, Inc., IXC International, Inc. and IBJ Schroder
              Bank & Trust Company (incorporated by reference to Exhibit
              4.15 of the 1997 10-K).
       4.14   Fourth Supplemental Indenture dated as of April 3, 1998,
              among IXC Communications, Inc., the Guarantors, IXC Internet
              Services, Inc., IXC International, Inc., and IBJ Schroder
              Bank & Trust Company (incorporated by reference to Exhibit
              4.15 of IXC Communications, Inc.'s Registration Statement on
              Form S-3 filed with the Commission on May 12, 1998 (File No.
              333-52433)).
       4.15   Purchase Agreement dated as of March 25, 1998, among IXC
              Communications, Inc., Goldman Sachs & Co. ("Goldman"), CS
              First Boston, Merrill Lynch, Pierce, Fenner & Smith
              Incorporated ("Merrill") and Morgan Stanley & Co.
              Incorporated ("Morgan Stanley") (incorporated by reference to Exhibit 4.1 IXC Communications, Inc.'s Current Report on
              Form 8-K dated March 30, 1998, and filed with the Commission on April 7, 1998 (the "April 7, 1998 8-K")).
       4.16   Registration Rights Agreement dated as of March 30, 1998,
              among IXC Communications, Inc., Goldman, CS First Boston,
              Merrill and Morgan Stanley (incorporated by reference to
              Exhibit 4.2 of the April 7, 1998 8-K).
       4.17   Deposit Agreement dated as of March 30, 1998, between IXC
              Communications, Inc. and BankBoston N.A. (incorporated by
              reference from Exhibit 4.3 of the April 7, 1998 8-K).
       4.18   Purchase Agreement dated as of April 16, 1998, by and among
              IXC Communications, Inc., CS First Boston, Merrill, Morgan
              and Nationsbanc Montgomery Securities LLC (incorporated by reference to Exhibit 4.1 of IXC Communications, Inc.'s
              Current Report on Form 8-K dated April 21, 1998, and filed with the Commission on April 22, 1998 (the "April 22, 1998
              8-K").
       4.19   Registration Rights Agreement dated April 16, 1998, by and among IXC Communications, Inc., Credit Suisse First Boston
              Corporation, Merrill, Morgan and Nationsbanc Montgomery
              Securities LLC (incorporated by reference to Exhibit 4.2 of the April 22, 1998 8-K).
       4.20   Indenture dated as of April 21, 1998, between IXC
              Communications, Inc. and IBJ Schroder Bank & Trust Company,
              as Trustee (incorporated by reference to Exhibit 4.3 of the
              April 22, 1998 8-K).
      10.1    Office Lease dated June 21, 1989 with USAA Real Estate
              Company, as amended (incorporated by reference to Exhibit
              10.1 of the S-4).

    EXHIBIT
    NUMBER                            DESCRIPTION
    -------                           -----------
      10.2    Equipment Lease dated as of December 1, 1994, by and between
              DSC Finance Corporation and Switched Services
              Communications, L.L.C.; Assignment Agreement dated as of
              December 1, 1994, by and between Switched Services
              Communications, L.L.C. and DSC Finance Corporation; and
              Guaranty dated December 1, 1994, made in favor of DSC
              Finance Corporation by IXC Communications, Inc.
              (incorporated by reference to Exhibit 10.2 of the S-4).
      10.3    Amended and Restated 1994 Stock Plan of IXC Communications,
              Inc., as amended (incorporated by reference to Exhibit 10.3 of the June 30, 1997 10-Q).
      10.4    Form of Non-Qualified Stock Option Agreement under the 1994
              Stock Plan of IXC Communications, Inc. (incorporated by
              reference to Exhibit 10.4 of the S-4).
      10.5    Amended and Restated Development Agreement by and between
              Intertech Management Group, Inc. and IXC Long Distance, Inc.
              (incorporated by reference to Exhibit 10.7 of IXC
              Communications, Inc.'s and the Guarantors' Amendment No. 1
              to Registration Statement on Form S-4 filed with the
              Commission on May 20, 1996 (File No. 333-2936) ("Amendment
              No. 1 to S-4")).
      10.6    Third Amended and Restated Service Agreement dated as of
              April 16, 1998, among IXC Long Distance, Inc., IXC Carrier,
              Inc., IXC Broadband, Inc. and Excel Telecommunications, Inc.
              (incorporated by reference to Exhibit 10.6 of IXC
              Communications, Inc.'s Quarterly Report on Form 10-Q for the
              quarter ended March 31, 1998, filed with the Commission on
              May 15, 1998 (the "March 31, 1998 10-Q")).
      10.7    Equipment Purchase Agreement dated as of January 16, 1996, by and between Siecor Corporation and IXC Carrier, Inc.
              (incorporated by reference to Exhibit 10.9 of the S-4).
      10.8    1996 Stock Plan of IXC Communications, Inc., as amended
              (incorporated by reference to Exhibit 10.10 of the IXC
              Communications, Inc. Annual Report on Form 10-K for the year ended December 31, 1996 and filed with the Commission on
              March 28, 1997 (the "1996 10-K").
      10.9    IRU Agreement dated as of November 1995 between WorldCom,
              Inc. and IXC Carrier, Inc. (incorporated by reference to
              Exhibit 10.11 of Amendment No. 1 to the S-4).
      10.10   Outside Directors' Phantom Stock Plan of IXC Communications,
              Inc., as amended (incorporated by reference to Exhibit 10.12 of the 1996 10-K).
      10.11   Business Consultant and Management Agreement dated as of
              March 1, 1998, by and between IXC Communications, Inc. and
              Culp Communications Associates (incorporated by reference to
              Exhibit 10.11 of the March 31, 1998 10-Q).
      10.12   Employment Agreement dated December 28, 1995, by and between
              IXC Communications, Inc. and James F. Guthrie (incorporated by reference to Exhibit 10.14 of the S-1 Amendment).
      10.13   Employment Agreement dated August 28, 1995, by and between
              IXC Communications, Inc. and David J. Thomas (incorporated by reference to Exhibit 10.15 of the S-1 Amendment).
      10.14   Special Stock Plan of IXC Communications, Inc. (incorporated by reference to Exhibit 10.16 of the 1996 10-K).
      10.15   Lease dated as of June 4, 1997, between IXC Communications,
              Inc. and Carramerca Realty, L.P. (incorporated by reference to Exhibit 10.17 of the June 30, 1997 10-Q).
      10.16   Loan and Security Agreement dated as of July 18, 1997, among
              IXC Communications, Inc., IXC Carrier, Inc. and NTFC Capital
              Corporation ("NTFC") (incorporated by reference to Exhibit
              10.18 of the June 30, 1997 10-Q).

    EXHIBIT
    NUMBER                            DESCRIPTION
    -------                           -----------
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

---------------
 +  Filed herewith.

(b) Reports on Form 8-K.

      (1) Form 8-K dated March 30, 1998 and filed with the Commission on April 7, 1998, describing the terms and conditions of the Company's 1998 Convertible Preferred Stock issued on March 30, 1998 in the form of 2,700,000 depositary shares.

      (2) Form 8-K dated April 2, 1998, and filed with the Commission on April 7, 1998, with respect to a press release reporting receipt of the requisite consents to amend the Company's indenture relating to its 12 1/2% Senior Notes due 2005 ("Senior Notes").

      (3) Form 8-K dated April 15, 1998, and filed with the Commission on April 24, 1998, attaching a copy of the prospectus to Registration Statement on Form S-4 (File No. 333-48079) declared effective by the Commission on April 15, 1998.

      (4) Form 8-K dated April 17, 1998, and filed with the Commission on April 21, 1998, with respect to three press releases reporting (a) the expiration of the Company's tender offer to purchase all of its outstanding Senior Notes and the pricing of its Senior Subordinated Notes (b) a five year, $265 million order to provide capacity to a major Internet service provider, and (c) the amendment of the Company's existing contract with Excel Communications, Inc. to provide for a four year, $156 million agreement to provide private line and switched network services.

      (5) Form 8-K dated April 21, 1998, and filed with the Commission on April 22, 1998, describing the terms and conditions of the Senior Subordinated Notes of which $450 million aggregate principal amount was issued and sold on April 21, 1998.

      (6) Form 8-K dated April 23, 1998, and filed with the Commission on April 24, 1998, with respect to two press releases reporting a fiber exchange agreement between the Company and a leading interexchange carrier, and the naming of Leo Welsh as President of the Company's Wholesale Business Division.

      (7) Form 8-K dated April 29, 1998, and filed with the Commission on April 30, 1998, with respect to a press release announcing results of operations for the first quarter of 1998.

      (8) Form 8-K dated May 27, 1998, and filed with the Commission on May 29, 1998, with respect to a press release announcing the Company's investment in AppliedTheory Communications, Inc.

      (9) Form 8-K dated June 3, 1998, and filed with the Commission on June 4, 1998, with respect to a press release announcing the completion of the Company's merger with Eclipse Telecommunications, Inc. (formerly, Network Long Distance, Inc.).

     (10) Form 8-K dated June 23, 1998, and filed with the Commission on June 23, 1998, with respect to a press release announcing the acquisition of SMARTNAP, Data Place and NTR.NET Corporation.

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

August 11, 1998

                                 EXHIBIT INDEX

    EXHIBIT
    NUMBER                            DESCRIPTION
    -------                           -----------
       3.1    Restated Certificate of Incorporation of IXC Communications,
              Inc., as amended (incorporated by reference to Exhibit 3.1 of IXC Communications, Inc.'s Amendment No. 1 to
              Registration Statement on Form S-4 (File No. 333-48079)
              filed with the Commission on April 15, 1998).
       3.2    Bylaws of IXC Communications, Inc., as amended (incorporated by reference to Exhibit 3.2 of the IXC Communications,
              Inc.'s Quarterly Report on Form 10-Q for the quarter ended
              September 30, 1997 filed with the Commission on November 14,
              1997).
       4.1    Indenture dated as of October 5, 1995, by and among IXC
              Communications, Inc., on its behalf and as
              successor-in-interest to I-Link Holdings, Inc. and IXC
              Carrier Group, Inc., each of IXC Carrier, Inc., on its
              behalf and as successor-in-interest to I-Link, Inc., CTI
              Investments, Inc., Texas Microwave Inc. and WTM Microwave
              Inc., Atlantic States Microwave Transmission Company,
              Central States Microwave Transmission Company, Telcom
              Engineering, Inc., on its behalf and as
              successor-in-interest to SWTT Company and Microwave Network,
              Inc., Tower Communication Systems Corp., West Texas
              Microwave Company, Western States Microwave Transmission
              Company, Rio Grande Transmission, Inc., IXC Long Distance,
              Inc., Link Net International, Inc. (collectively, the
              "Guarantors"), and IBJ Schroder Bank & Trust Company, as
              Trustee (the "Trustee), with respect to the 12 1/2% Series A and Series B Senior Notes due 2005 (incorporated by
              reference to Exhibit 4.1 of IXC Communications, Inc.'s and each of the Guarantor's Registration Statement on Form S-4 filed with the Commission on April 1, 1996 (File No.
              333-2936) (the "S-4")).
       4.2    Form of 12 1/2% Series A Senior Notes due 2005 (incorporated by reference to Exhibit 4.6 of the S-4).
       4.3    Form of 12 1/2% Series B Senior Notes due 2005 and
              Subsidiary Guarantee (incorporated by reference to Exhibit
              4.8 of IXC Communications, Inc.'s Amendment No. 1 to
              Registration Statement on Form S-1 filed with the Commission on June 13, 1996 (File No. 333-4061) (the "S-1 Amendment")).
       4.4    Amendment No. 1 to Indenture and Subsidiary Guarantee dated as of June 4, 1996, by and among IXC Communications, Inc., the Guarantors and the Trustee (incorporated by reference to
              Exhibit 4.11 of the S-1 Amendment).
       4.5    Purchase Agreement dated as of March 25, 1997, by and among
              IXC Communications, Inc., Credit Suisse First Boston
              Corporation ("CS First Boston") and Dillon Read & Co. Inc.
              ("Dillon Read") (incorporated by reference to Exhibit 4.12 of IXC Communications, Inc.'s Quarterly Report on Form 10-Q
              for the quarter ended March 31, 1997, filed with the
              Commission on May 15, 1997 (the "March 31, 1997 10-Q"))
       4.6    Registration Rights Agreement dated as of March 25, 1997, by and among IXC Communications, Inc., CS First Boston and
              Dillon Read (incorporated by reference to Exhibit 4.13 of
              the March 31, 1997 10-Q).
       4.7    Amendment to Registration Rights Agreement dated as of March
              25, 1997, by and between IXC Communications, Inc. and
              Trustees of General Election Pension Trust (incorporated by reference to Exhibit 4.14 of March 31, 1997 10-Q).
       4.8    Registration Rights Agreement dated as of July 8, 1997,
              among IXC Communications, Inc. and each of William G. Rodi,
              Gordon Hutchins, Jr. and William F. Linsmeier (incorporated by reference to Exhibit 4.15 of IXC Communications, Inc.'s
              Quarterly Report on Form 10-Q for the quarter ended June 30,
              1997, as filed with the Commission on August 6, 1997 (the
              "June 30, 1997 10-Q")).

    EXHIBIT
    NUMBER                            DESCRIPTION
    -------                           -----------
       4.9    Registration Rights Agreement dated as of July 8, 1997,
              among IXC Communications, Inc. and each of William G. Rodi,
              Gordon Hutchins, Jr. and William F. Linsmeier (incorporated by reference to Exhibit 4.16 of the June 30, 1997 10-Q).
       4.10   Indenture dated as of August 15, 1997, between IXC
              Communications, Inc. and The Bank of New York (incorporated by reference to Exhibit 4.2 of IXC Communications, Inc.'s
              Current Report on Form 8-K dated August 20, 1997, and filed with the Commission on August 28, 1997 (the "8-K")).
       4.11   First Supplemental Indenture dated as of October 23, 1997, among IXC Communications, Inc., the Guarantors, IXC
              International, Inc. and IBJ Schroder Bank & Trust Company
              (incorporated by reference to Exhibit 4.13 of IXC
              Communications, Inc.'s Annual Report on Form 10-K for the
              year ended December 31, 1997, and filed with the Commission on March 16, 1998 (the "1997 10-K")).
       4.12   Second Supplemental Indenture dated as of December 22, 1997, among IXC Communications, Inc., the Guarantors, IXC Internet
              Services, Inc., IXC International, Inc. and IBJ Schroder
              Bank & Trust Company (incorporated by reference to Exhibit
              4.14 of the 1997 10-K).
       4.13   Third Supplemental Indenture dated as of January 6, 1998,
              among IXC Communications, Inc., the Guarantors, IXC Internet
              Services, Inc., IXC International, Inc. and IBJ Schroder
              Bank & Trust Company (incorporated by reference to Exhibit
              4.15 of the 1997 10-K).
       4.14   Fourth Supplemental Indenture dated as of April 3, 1998,
              among IXC Communications, Inc., the Guarantors, IXC Internet
              Services, Inc., IXC International, Inc., and IBJ Schroder
              Bank & Trust Company (incorporated by reference to Exhibit
              4.15 of IXC Communications, Inc.'s Registration Statement on
              Form S-3 filed with the Commission on May 12, 1998 (File No.
              333-52433)).
       4.15   Purchase Agreement dated as of March 25, 1998, among IXC
              Communications, Inc., Goldman Sachs & Co. ("Goldman"), CS
              First Boston, Merrill Lynch, Pierce, Fenner & Smith
              Incorporated ("Merrill") and Morgan Stanley & Co.
              Incorporated ("Morgan Stanley") (incorporated by reference to Exhibit 4.1 IXC Communications, Inc.'s Current Report on
              Form 8-K dated March 30, 1998, and filed with the Commission on April 7, 1998 (the "April 7, 1998 8-K")).
       4.16   Registration Rights Agreement dated as of March 30, 1998,
              among IXC Communications, Inc., Goldman, CS First Boston,
              Merrill and Morgan Stanley (incorporated by reference to
              Exhibit 4.2 of the April 7, 1998 8-K).
       4.17   Deposit Agreement dated as of March 30, 1998, between IXC
              Communications, Inc. and BankBoston N.A. (incorporated by
              reference from Exhibit 4.3 of the April 7, 1998 8-K).
       4.18   Purchase Agreement dated as of April 16, 1998, by and among
              IXC Communications, Inc., CS First Boston, Merrill, Morgan
              and Nationsbanc Montgomery Securities LLC (incorporated by reference to Exhibit 4.1 of IXC Communications, Inc.'s
              Current Report on Form 8-K dated April 21, 1998, and filed with the Commission on April 22, 1998 (the "April 22, 1998
              8-K").
       4.19   Registration Rights Agreement dated April 16, 1998, by and among IXC Communications, Inc., Credit Suisse First Boston
              Corporation, Merrill, Morgan and Nationsbanc Montgomery
              Securities LLC (incorporated by reference to Exhibit 4.2 of the April 22, 1998 8-K).
       4.20   Indenture dated as of April 21, 1998, between IXC
              Communications, Inc. and IBJ Schroder Bank & Trust Company,
              as Trustee (incorporated by reference to Exhibit 4.3 of the
              April 22, 1998 8-K).
      10.1    Office Lease dated June 21, 1989 with USAA Real Estate
              Company, as amended (incorporated by reference to Exhibit
              10.1 of the S-4).

    EXHIBIT
    NUMBER                            DESCRIPTION
    -------                           -----------
      10.2    Equipment Lease dated as of December 1, 1994, by and between
              DSC Finance Corporation and Switched Services
              Communications, L.L.C.; Assignment Agreement dated as of
              December 1, 1994, by and between Switched Services
              Communications, L.L.C. and DSC Finance Corporation; and
              Guaranty dated December 1, 1994, made in favor of DSC
              Finance Corporation by IXC Communications, Inc.
              (incorporated by reference to Exhibit 10.2 of the S-4).
      10.3    Amended and Restated 1994 Stock Plan of IXC Communications,
              Inc., as amended (incorporated by reference to Exhibit 10.3 of the June 30, 1997 10-Q).
      10.4    Form of Non-Qualified Stock Option Agreement under the 1994
              Stock Plan of IXC Communications, Inc. (incorporated by
              reference to Exhibit 10.4 of the S-4).
      10.5    Amended and Restated Development Agreement by and between
              Intertech Management Group, Inc. and IXC Long Distance, Inc.
              (incorporated by reference to Exhibit 10.7 of IXC
              Communications, Inc.'s and the Guarantors' Amendment No. 1
              to Registration Statement on Form S-4 filed with the
              Commission on May 20, 1996 (File No. 333-2936) ("Amendment
              No. 1 to S-4")).
      10.6    Third Amended and Restated Service Agreement dated as of
              April 16, 1998, among IXC Long Distance, Inc., IXC Carrier,
              Inc., IXC Broadband, Inc. and Excel Telecommunications, Inc.
              (incorporated by reference to Exhibit 10.6 of IXC
              Communications, Inc.'s Quarterly Report on Form 10-Q for the
              quarter ended March 31, 1998, filed with the Commission on
              May 15, 1998 (the "March 31, 1998 10-Q")).
      10.7    Equipment Purchase Agreement dated as of January 16, 1996, by and between Siecor Corporation and IXC Carrier, Inc.
              (incorporated by reference to Exhibit 10.9 of the S-4).
      10.8    1996 Stock Plan of IXC Communications, Inc., as amended
              (incorporated by reference to Exhibit 10.10 of the IXC
              Communications, Inc. Annual Report on Form 10-K for the year ended December 31, 1996 and filed with the Commission on
              March 28, 1997 (the "1996 10-K").
      10.9    IRU Agreement dated as of November 1995 between WorldCom,
              Inc. and IXC Carrier, Inc. (incorporated by reference to
              Exhibit 10.11 of Amendment No. 1 to the S-4).
      10.10   Outside Directors' Phantom Stock Plan of IXC Communications,
              Inc., as amended (incorporated by reference to Exhibit 10.12 of the 1996 10-K).
      10.11   Business Consultant and Management Agreement dated as of
              March 1, 1998, by and between IXC Communications, Inc. and
              Culp Communications Associates (incorporated by reference to
              Exhibit 10.11 of the March 31, 1998 10-Q).
      10.12   Employment Agreement dated December 28, 1995, by and between
              IXC Communications, Inc. and James F. Guthrie (incorporated by reference to Exhibit 10.14 of the S-1 Amendment).
      10.13   Employment Agreement dated August 28, 1995, by and between
              IXC Communications, Inc. and David J. Thomas (incorporated by reference to Exhibit 10.15 of the S-1 Amendment).
      10.14   Special Stock Plan of IXC Communications, Inc. (incorporated by reference to Exhibit 10.16 of the 1996 10-K).
      10.15   Lease dated as of June 4, 1997, between IXC Communications,
              Inc. and Carramerca Realty, L.P. (incorporated by reference to Exhibit 10.17 of the June 30, 1997 10-Q).
      10.16   Loan and Security Agreement dated as of July 18, 1997, among
              IXC Communications, Inc., IXC Carrier, Inc. and NTFC Capital
              Corporation ("NTFC") (incorporated by reference to Exhibit
              10.18 of the June 30, 1997 10-Q).

    EXHIBIT
    NUMBER                            DESCRIPTION
    -------                           -----------
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