Form 10-Q
period 1998-09-30
IXC COMMUNICATIONS INC
filed 1998-11-16
CIK 1009532

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

               FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 1998

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

      (REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE): (512) 328-1112

                            ------------------------

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

     The number of shares of Common Stock, $.01 par value, outstanding (the only class of common stock of the Company outstanding) was 36,177,969 on November 12, 1998.


================================================================================

                   IXC COMMUNICATIONS, INC. AND SUBSIDIARIES

                              REPORT ON FORM 10-Q
                    FOR THE QUARTER ENDED SEPTEMBER 30, 1998

                               TABLE OF CONTENTS

                                                                       PAGE
                                                                       ----
PART I. FINANCIAL INFORMATION

Item 1.  Condensed Consolidated Financial Statements (Unaudited)
         Condensed Consolidated Balance Sheets
         September 30, 1998 and December 31, 1997....................    3
         Condensed Consolidated Statements of Operations
         Three and Nine Months Ended September 30, 1998 and 1997.....    4
         Condensed Consolidated Statements of Cash Flows
         Nine Months Ended September 30, 1998 and 1997...............    5
         Notes to Condensed Consolidated Financial Statements........    6
Item 2.  Management's Discussion and Analysis of Financial Condition
         and Results of Operations...................................   12
Item 3.  Quantitative and Qualitative Disclosures About Market
         Risk........................................................   16

PART II. OTHER INFORMATION

Item 1.  Legal Proceedings...........................................   17
Item 2.  Changes in Securities.......................................   17
Item 3.  Defaults Upon Senior Securities.............................   17
Item 4.  Submission of Matters to a Vote of Security Holders.........   17
Item 5.  Other Information...........................................   17
Item 6.  Exhibits and Reports on Form 8-K............................   18
SIGNATURE............................................................   22

                            IXC COMMUNICATIONS, INC.

                     CONDENSED CONSOLIDATED BALANCE SHEETS
           (DOLLARS IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)

                                                              SEPTEMBER 30,   DECEMBER 31,
                                                                  1998            1997
                                                              -------------   ------------
                                                               (UNAUDITED)
                                          ASSETS
Cash and cash equivalents...................................   $  141,690      $ 155,855
Accounts and other receivables, net of allowance for
  doubtful accounts of $17,763 at September 30, 1998 and
  $13,119 at December 31, 1997..............................      141,376        113,096
Current portion of notes receivable.........................       53,529             --
Other current assets........................................        7,404          4,108
                                                               ----------      ---------
         Total current assets...............................      343,999        273,059
Property and equipment......................................    1,090,455        734,282
Less: accumulated depreciation..............................     (180,952)      (120,408)
                                                               ----------      ---------
Property and equipment, net.................................      909,503        613,874
Investments in unconsolidated subsidiaries..................      141,757         17,497
Other non-current assets....................................      110,559         64,442
                                                               ----------      ---------
         Total assets.......................................   $1,505,818      $ 968,872
                                                               ==========      =========
                         LIABILITIES, REDEEMABLE PREFERRED STOCK
                                AND STOCKHOLDERS' DEFICIT
Accounts payable-trade......................................   $   91,426      $  86,651
Accrued service cost........................................       49,278         56,994
Accrued liabilities.........................................       83,481         43,427
Current portion of unearned revenue.........................       25,569          6,310
Current portion of long-term debt and capital lease
  obligations...............................................       13,992         12,294
                                                               ----------      ---------
         Total current liabilities..........................      263,746        205,676
Long-term debt and capital lease obligations, less current
  portion...................................................      483,457        308,453
Unearned revenue -- noncurrent..............................      350,632         59,627
Other noncurrent liabilities................................        5,139         10,419
7 1/4% Junior Convertible Preferred Stock; $.01 par value;
  3,000,000 shares of all classes of Preferred Stock
  authorized; 1,074,500 shares issued and outstanding
  (aggregate liquidation preference of $107,450 at September
  30, 1998 and $105,537 and December 31, 1997)..............      103,507        101,239
12 1/2% Junior Exchangeable Preferred Stock; $.01 par value;
  authorized -- 3,000,000 shares of all classes of Preferred
  Stock authorized; 338,844 shares issued and outstanding
  (aggregate liquidation preference of $344,132 at September
  30, 1998 and $313,786 at December 31, 1997, including
  accrued dividends of $5,294 at September 30, 1998 and
  $4,828 at December 31, 1997)..............................      333,230        302,129
Stockholders' deficit:
10% Junior Series 3 Cumulative Preferred Stock, $.01 par
  value; authorized -- 3,000,000 shares of all classes of
  Preferred Stock; no shares issued and outstanding at
  September 30, 1998 and 414 shares issued and outstanding
  at December 31, 1997......................................           --              1
6 3/4% Cumulative Convertible Preferred Stock, $.01 par
  value; authorized -- 3,000,000 shares of all classes of
  Preferred Stock authorized; 155,250 shares issued and
  outstanding at September 30, 1998 (aggregate liquidation
  preference of $155,250 at September 30, 1998).............            2             --
Common Stock, $.01 par value; 100,000,000 shares authorized:
  36,155,732 shares issued and outstanding at September 30,
  1998 and 35,575,325 shares issued and outstanding at
  December 31, 1997.........................................          361            356
Additional paid-in capital..................................      265,331        143,355
Accumulated deficit.........................................     (299,587)      (162,383)
                                                               ----------      ---------
         Total stockholders' deficit........................      (33,893)       (18,671)
                                                               ----------      ---------
         Total liabilities, redeemable preferred stock and
            stockholders' deficit...........................   $1,505,818      $ 968,872
                                                               ==========      =========

                            See accompanying notes.

                            IXC COMMUNICATIONS, INC.

                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                 (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)
                                  (UNAUDITED)

                                                       THREE MONTHS           NINE MONTHS
                                                    ENDED SEPTEMBER 30,   ENDED SEPTEMBER 30,
                                                    -------------------   --------------------
                                                      1998       1997       1998        1997
                                                    --------   --------   ---------   --------
Net operating revenue:
  Private line...................................   $ 65,539   $ 41,948   $ 159,788   $111,311
  Long distance switched services................    110,741     94,881     330,010    246,212
  Other..........................................      8,989         --       8,989         --
                                                    --------   --------   ---------   --------
                                                     185,269    136,829     498,787    357,523
Operating expenses:
  Cost of services...............................    109,984    101,035     325,526    276,908
  Operations and administration..................     40,094     28,047      99,422     74,410
  Depreciation and amortization..................     34,801     22,866      77,589     48,339
  Merger related costs...........................        444        302       8,089      3,627
                                                    --------   --------   ---------   --------
          Operating loss.........................        (54)   (15,421)    (11,839)   (45,761)
Interest income..................................      2,159      2,232       7,080      4,699
Interest expense.................................     (7,580)    (8,027)    (22,421)   (24,114)
Equity in net loss of unconsolidated
  subsidiaries...................................     (8,307)    (7,317)    (30,326)   (13,668)
Other, net.......................................        181     (1,757)        357     (1,731)
                                                    --------   --------   ---------   --------
Loss before provision for income taxes, minority
  interest and extraordinary item................    (13,601)   (30,290)    (57,149)   (80,575)
Provision for income taxes.......................     (1,647)      (696)     (8,266)      (506)
Minority interest................................       (216)      (186)       (641)      (503)
                                                    --------   --------   ---------   --------
Loss before extraordinary item...................    (15,464)   (31,172)    (66,056)   (81,584)
Extraordinary gain (loss) on early extinguishment
  of debt, including income tax of $3,570........        163         --     (69,647)        --
                                                    --------   --------   ---------   --------
Net loss.........................................    (15,301)   (31,172)   (135,703)   (81,584)
Dividends applicable to preferred stock..........    (15,341)    (6,727)    (42,548)    (9,485)
                                                    --------   --------   ---------   --------
Net loss applicable to common stockholders.......   $(30,642)  $(37,899)  $(178,251)  $(91,069)
                                                    ========   ========   =========   ========
Basic and diluted loss per share:
Before extraordinary item........................   $   (.86)  $  (1.09)  $   (3.03)  $  (2.63)
Extraordinary item...............................        .01         --       (1.95)        --
                                                    --------   --------   ---------   --------
Net loss.........................................   $   (.85)  $  (1.09)  $   (4.98)  $  (2.63)
                                                    ========   ========   =========   ========

                            See accompanying notes.

                            IXC COMMUNICATIONS, INC.

                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (DOLLARS IN THOUSANDS)
                                  (UNAUDITED)

                                                               FOR THE NINE MONTHS
                                                               ENDED SEPTEMBER 30,
                                                              ----------------------
                                                                1998         1997
                                                              ---------    ---------
Net cash provided by operating activities...................  $ 127,876    $  21,720
                                                              ---------    ---------
Investing activities
  Release of funds from escrow under 12 1/2% Senior Notes...         --       69,564
  Deposit into escrow under 12 1/2% Senior Notes............         --      (18,152)
  Purchase of property and equipment........................   (336,609)    (203,599)
  Sale of short-term investments, net.......................         --          788
  Proceeds from payments of notes receivable................      2,025           --
  Acquisitions, net of cash acquired and common stock
     issued.................................................    (22,699)      (2,554)
  Investment in unconsolidated subsidiaries.................    (26,885)     (17,742)
                                                              ---------    ---------
Net cash used in investing activities.......................   (384,168)    (171,695)
                                                              ---------    ---------
Financing activities
  Proceeds from sale of 9% Senior Subordinated Notes........    450,000           --
  Net proceeds from sale of 6 3/4% Convertible Preferred
     Stock..................................................    147,213           --
  Net proceeds from sale of 7 1/4% Convertible Preferred
     Stock..................................................         --       95,696
  Net proceeds from sale of 12 1/2% Exchangeable Preferred
     Stock..................................................         --      288,287
  Proceeds from new debt and capital lease obligations......     14,022           --
  Principal payments on long-term debt and capital lease
     obligations............................................   (349,361)     (12,601)
  Redemption of 10% Junior Series 3 Preferred Stock.........       (708)          --
  Stock option exercises....................................      3,445          248
  Dividends paid............................................     (6,544)          --
  Other financing activities................................         --           92
  Debt issuance costs.......................................    (14,438)          --
                                                              ---------    ---------
Net cash provided by financing activities...................    243,629      371,722
                                                              ---------    ---------
Effect of change in year-end from merged entities...........     (1,502)          --
                                                              ---------    ---------
Net increase (decrease) in cash and cash equivalents........    (14,165)     221,747
Cash and cash equivalents at beginning of period............    155,855       63,302
                                                              ---------    ---------
Cash and cash equivalents at end of period..................  $ 141,690    $ 285,049
                                                              =========    =========
Supplemental disclosure of cash flow information:
  Cash paid for:
     Interest...............................................  $  23,117    $  19,862
                                                              =========    =========
     Taxes..................................................  $   3,092    $     182
                                                              =========    =========

                            See accompanying notes.

                   IXC COMMUNICATIONS, INC. AND SUBSIDIARIES

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  (UNAUDITED)

1. BASIS OF PRESENTATION AND SIGNIFICANT ACCOUNTING POLICIES

     The accompanying unaudited Condensed Consolidated Financial Statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and notes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation for the periods indicated have been included. Operating results for the three and nine month periods ended September 30, 1998 are not necessarily indicative of the results that may be expected for the year ended December 31, 1998. The accompanying unaudited Condensed Consolidated Financial Statements have been restated for all periods presented to include the operations of Eclipse Telecommunications, Inc., formerly Network Long Distance, Inc. ("Eclipse"),which was acquired on June 3, 1998, in a transaction accounted for as a pooling of interests (See Note 2). The Condensed Consolidated Balance Sheet at December 31, 1997 has been derived from the audited financial statements for the Company but does not include all of the information and notes required by generally accepted accounting principles for complete financial statements. The accompanying financial statements should be read in conjunction with the Company's audited consolidated financial statements and notes thereto for the year ended December 31, 1997. Certain amounts shown in the Company's 1997 financial statements have been reclassified to conform to the 1998 presentation.

2. MERGER WITH ECLIPSE

     On June 3, 1998, the Company completed the acquisition of Eclipse through a merger of a Company subsidiary with Eclipse by exchanging approximately 4.05 million shares of its common stock for all of the outstanding common stock of Eclipse. Each share of Eclipse common stock was exchanged for .2998 shares of the Company's common stock. In addition, outstanding Eclipse stock options were converted at the same exchange factor into options to purchase shares of the Company's common stock. Prior to the merger, Eclipse's fiscal year ended on March 31. Therefore the reported 1997 year-end balance sheet information for Eclipse represents its financial position as of March 31, 1998. In order to report the movement in cash for the first six months of 1998, a $1.5 million adjustment was reported in the condensed consolidated statement of cash flows, representing Eclipse's first quarter 1998 net income, which was in both the beginning retained earnings balance and the current period's net income.

     The merger constituted a tax-free reorganization and has been accounted for as a pooling of interests. Accordingly, all prior period consolidated financial statements have been restated to include the combined results of operations, financial position and cash flows of Eclipse as though it had always been a part of the Company.

     In connection with the merger, the Company recorded charges amounting to $8.1 million for merger related costs, including professional services associated with the merger, termination costs associated with duplicate functions, costs of exiting excess office space and the write-off of duplicate equipment and software.

3. INVESTMENTS IN UNCONSOLIDATED SUBSIDIARIES

  PSINet

     On February 25, 1998, the Company consummated agreements with PSINet, Inc. ("PSINet") which allow each party to market and sell the products and services of the other party. Under the terms of the agreements, the Company will provide PSINet with an indefeasible right to use ("IRU") 10,000 miles of OC-48 transmission capacity on its network over a 20-year period in exchange for approximately 10.2 million shares representing under 20% (post-issuance) of PSINet common stock. If the value of the PSINet common stock received by the Company is less than $240.0 million at the earlier of one year after the final delivery of the transmission capacity (scheduled for late-1999) or February 26, 2002, PSINet will deliver to IXC either

                   IXC COMMUNICATIONS, INC. AND SUBSIDIARIES cash or additional PSINet common stock such that the value of the total consideration paid by PSINet is $240.0 million. The Company receives a maintenance fee which, as the full capacity is delivered, is expected to increase to approximately $11.5 million per year. Revenue from the IRU will be recognized over its term of 20 years as the capacity is delivered.

     From the transaction date through May 1998, the Company accounted for its investment in PSINet under the equity method since the Company was deemed to have significant influence over PSINet based on its level of ownership. In June 1998, the Company changed from the equity method to the cost method due to a reduced level of ownership. At September 30, 1998 the Company's recorded investment in PSINet was approximately $133.1 million.

  Marca-Tel

     As of September 30, 1998, the Company indirectly owned 24.5% of Marca-Tel S.A. de C.V. ("Marca-Tel") through its ownership of 50% of Progress International LLC ("Progress International"), which owns a holding company that owns 49% of Marca-Tel. The remaining 51% of Marca-Tel is owned by a Mexican individual and a subsidiary of Formento Radio Beep, S.A. de C.V. The other 50% of Progress International is owned by Westel International, Inc ("Westel"). The Company's investment in Progress is negative $12.8 million as of September 30, 1998 due to the recognized equity losses being greater than the Company's funding of its investment. Summary financial information and the equity losses recorded by the Company for Marca-Tel are as follows (in thousands):

                                              THREE MONTHS            NINE MONTHS
                                           ENDED SEPTEMBER 30,    ENDED SEPTEMBER 30,
                                           -------------------    --------------------
                                             1998       1997        1998        1997
                                           --------    -------    --------    --------
Net revenue..............................  $  5,846    $ 1,250    $ 14,636    $  1,723
Gross margin (loss)......................       719     (1,650)      2,037      (2,892)
Net loss from continuing operations......    (1,982)    (6,720)     (7,051)    (17,431)
Net income (loss)........................   (12,063)    (7,000)    (24,075)    (19,261)
Equity in net loss of Marca-Tel..........  $ (4,621)   $(7,317)   $(15,873)   $(13,531)

     In June 1998 the Company obtained a note receivable from Westel for $14.9 million of advances that the Company had made to Progress International on Westel's behalf. The note receivable from Westel is secured by a portion of Westel's investment in Progress. As of September 30, 1998, the balance of the note receivable was $12.9 million. In October 1998, Marca-Tel received a notice of default from its primary external financing source. Representatives of the Marca-Tel partners and the financing source are attempting to resolve this issue. Based on these discussions, the Company's indirect interest in Marca-Tel could be diluted or lost entirely.

4. NOTE RECEIVABLE

     During the second quarter of 1998, the Company activated a previously signed IRU with a customer in exchange for a note that is payable over an 18-month period bearing interest at 12%. At September 30, 1998, $94.1 million was outstanding under the note receivable.

5. 9% SENIOR SUBORDINATED NOTES DUE 2008

     On April 21, 1998, the Company issued $450.0 million of 9% Senior Subordinated Notes Due 2008 (the "9% Senior Subordinated Notes"). In connection with the sale of the 9% Senior Subordinated Notes, the Company completed its tender offer to purchase for cash all of its outstanding 12 1/2% Senior Notes Due 2005 (the "Old Notes"). Pursuant to the terms of the tender offer, $284.2 million (out of $285.0 million) in aggregate principal amount of the Old Notes were tendered and accepted for payment by the Company. The Company used approximately $342.7 million of the estimated $435.6 million net proceeds of the 9% Senior Subordinated Notes offering to pay the tender offer price for the Old Notes. With the early extinguishment of

                   IXC COMMUNICATIONS, INC. AND SUBSIDIARIES the Old Notes, a charge of approximately $69.6 million was recorded as an extraordinary item net of related tax benefit in the second and third quarters of 1998.

     The 9% Senior Subordinated Notes are general unsecured obligations of the Company and will be subordinate in right of payment to all existing and future senior indebtedness of the Company and other liabilities of the Company's subsidiaries. In connection with the consummation of the tender offer, the Old Notes were amended to eliminate substantially all of the restrictive covenants therein and all guarantees given thereunder.

6. 6 3/4% CUMULATIVE CONVERTIBLE PREFERRED STOCK

     In March and April 1998, the Company sold $155.3 million of 6 3/4% Cumulative Convertible Preferred Stock ("6 3/4% Convertible Preferred Stock") issued in the form of depositary shares (3,105,000 depositary shares at $50 per share; each depositary share represents 1/20 of a share of 6 3/4% Convertible Preferred Stock at $1,000 per share). The net proceeds of approximately $147.2 million from the offering are being used to fund capital expenditures, including a portion of the network expansion, and for general corporate purposes, including acquisitions of related businesses or interests therein and joint ventures. The 6 3/4% Convertible Preferred Stock can be converted at the option of the holder thereof into shares of Common Stock, par value $.01 per share, of the Company at any time unless previously redeemed or repurchased, at a conversion rate of 0.6874 shares of common stock per depositary share (13.748 shares of Common Stock per share of the 6 3/4% Convertible Preferred Stock). Dividends on the 6 3/4% Convertible Preferred Stock are payable quarterly in arrears in cash or Common Stock, under certain circumstances, on January 1, April 1, July 1 and October 1 of each year, commencing on July 1, 1998.

7. SERIES 3 REDEMPTION

     On March 31, 1998, the Company redeemed the remaining 414 shares of its 10% Junior Series 3 Cumulative Redeemable Preferred Stock outstanding for approximately $0.7 million in cash ($1,000 per share, plus $0.3 million of accrued and unpaid dividends).

8. INCOME TAXES

     The provision for income taxes recorded during interim periods is calculated based on an estimated annual effective tax rate. For 1998, the effective tax rate is negative and includes the impact of gains from the transactions with PSINet (see Note 3) and other IRU transactions that have already occurred and others that are expected to occur later in the year. The Company has applied a valuation allowance against the deferred tax assets arising during 1998 due to the uncertainty of realization.

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

                   IXC COMMUNICATIONS, INC. AND SUBSIDIARIES

10. LOSS PER SHARE

     Loss per share data are as follows (in thousands, except per share data):

                                               THREE MONTHS           NINE MONTHS
                                            ENDED SEPTEMBER 30,   ENDED SEPTEMBER 30,
                                            -------------------   --------------------
                                              1998       1997       1998        1997
                                            --------   --------   ---------   --------
INCOME (NUMERATOR)
  Loss before extraordinary items.........  $(15,464)  $(31,172)  $ (66,056)  $(81,584)
  Extraordinary item......................       163         --     (69,647)        --
                                            --------   --------   ---------   --------
  Net loss................................   (15,301)   (31,172)   (135,703)   (81,584)
  Less: Dividends applicable to preferred
     stock................................   (15,341)    (6,727)    (42,548)    (9,485)
                                            --------   --------   ---------   --------
  Net loss available to common
     stockholders.........................  $(30,642)  $(37,899)  $(178,251)  $(91,069)
                                            ========   ========   =========   ========
SHARES (DENOMINATOR)
  Weighted average common shares
     outstanding..........................    36,014     34,791      35,774     34,623
                                            ========   ========   =========   ========
BASIC AND DILUTED LOSS PER SHARE
  Before extraordinary item...............  $  (0.86)  $  (1.09)  $   (3.03)  $  (2.63)
  Extraordinary item......................      0.01         --       (1.95)        --
                                            --------   --------   ---------   --------
  Net loss................................  $  (0.85)  $  (1.09)  $   (4.98)  $  (2.63)
                                            ========   ========   =========   ========

     The following table summarizes securities outstanding as of the end of each period presented which could potentially dilute basic earnings per share in the future. Such securities were excluded from the computation above since they would have been anti-dilutive due to the Company's net loss. The figures presented for the 6 3/4% Convertible Preferred Stock and the 7 1/4% Junior Convertible Preferred Stock assume that each preferred share was converted into
13.748 common shares and 4.263 common shares, respectively.

                                                                  SEPTEMBER 30,
                                                              ----------------------
                                                                1998         1997
                                                              ---------    ---------
7 1/4% Junior Convertible Preferred Stock...................  4,580,593    4,418,915
6 3/4% Convertible Preferred Stock..........................  2,134,377           --
Stock options...............................................  3,773,041    3,059,090
Stock in escrow from acquisitions...........................     26,008       26,008
Other stock in escrow.......................................     93,941       93,941

11. STOCKHOLDER RIGHTS PLAN

     In September 1998 the Company's Board of Directors declared a dividend of one Preferred Share Purchase Right on each outstanding share of its Common Stock. Each Right entitles the holder to buy one one-thousandth of a share of new Series A Junior Participating Preferred Stock of the Company at an exercise price of $210.00 per Right. The Rights will be exercisable if a person or group acquires 20% or more of the Common Stock of the Company (or if a stockholder of the Company currently holding more than 20% of the outstanding stock of the Company acquires any additional shares of Common Stock) or announces a tender offer for 20% or more of the Common Stock. The Company will be entitled to redeem the Rights at one cent per Right at any time before any such person acquires 20% or more of the outstanding Common Stock. Each Right will entitle its holder to purchase, at the Right's exercise price, a number of shares of Common Stock having a market value at that time of twice the Right's exercise price. Rights held by the 20% or more holder will become void and will not be exercisable to purchase shares at the bargain purchase price. If the Company is acquired in a merger or other business combination transaction after a person acquires 20% or more of the Company's Common Stock, each Right will entitle its holder to purchase, at the Right's then-current exercise price, a number of the acquiring company's common shares having a market value at that time of twice the

                   IXC COMMUNICATIONS, INC. AND SUBSIDIARIES

Right's exercise price. The dividend distribution was payable to stockholders of record on September 20, 1998. The Rights will expire on September 20, 2008.

12. STOCKHOLDERS' EQUITY

     On July 29, 1998, the Company's Board of Directors approved a two-for-one split of the Company's common stock. The directors also approved an increase in the authorized number of shares of common stock to 300 million shares and the creation of a new class of Series B preferred stock for future use by the Company. Authorized shares of the new Series B preferred stock will be 17 million. The effective date for the stock split and change in capital structure was originally anticipated to occur in September 1998; however, in September 1998 these actions were postponed.

     During the third quarter the Company's Board of Directors adopted and the Company's stockholders approved the Company's 1998 Stock Plan and reserved 3,150,000 shares for issuance thereunder. The 1998 Stock Plan provides for the grant of incentive stock options, non-qualified stock options, and restricted stock to employees, directors, and others, with grants generally having exercise prices equal to the fair market value of the Company's common stock at the date of grant. Options and restricted stock granted under the plan vest in four equal annual installments and expire after 10 years.

13. SUBSEQUENT EVENTS

     On October 28, 1998, the Company entered into a $600 million senior secured credit facility with a syndicate of commercial banks. The Company received funding under the credit facility of $200 million, less $4.2 million of transaction costs. The senior secured credit facility consists of a $150 million revolving facility, a $200 million term loan facility, and an uncommitted special purpose loan facility of $250 million. The Company must comply with various financial and other covenants on an ongoing basis in addition to meeting the covenants on a pro forma basis prior to drawing additional amounts under the credit facility. Loans outstanding under the credit facility bear interest at either LIBOR or the lead commercial bank's prime rate plus applicable margins.

14. NEW ACCOUNTING PRONOUNCEMENTS

     In September 1997, the FASB issued SFAS No. 130, "Reporting Comprehensive Income" ("SFAS No. 130"). SFAS No. 130 establishes standards for reporting and display of comprehensive income and its components in a full set of general-purpose financial statements. SFAS No. 130 is effective for fiscal years beginning after December 15, 1997. Due to the Company having no items of other comprehensive income in any of the periods presented, the adoption of SFAS No. 130 had no impact on the Company's reporting or display of financial information at September 30, 1998.

     Also in September 1997, the FASB issued SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information" ("SFAS No. 131"). SFAS No. 131 establishes standards for the way that public business enterprises report information about operating segments in annual financial statements and requires that those enterprises report selected information about operating segments in interim financial reports issued to stockholders. SFAS No. 131 is effective for financial statements for fiscal years beginning after December 15, 1997. Interim period reporting of segment information is not required in the first year of adoption. The adoption of SFAS No. 131 will have no impact on the Company's consolidated results of operations, financial position or cash flows but will affect the disclosure of segment information.

     In September 1998, the FASB issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities" ("SFAS No. 133"). SFAS No. 133 establishes accounting and reporting standards requiring that every derivative instrument (including certain derivative instruments embedded in other contracts) be recorded in the balance sheet as either an asset or liability measured at its fair value. SFAS No. 133 requires that changes in the derivative's fair value be recognized currently in earnings unless specific hedge accounting criteria are met. Special accounting for qualifying hedges allows a derivative's gains and

                   IXC COMMUNICATIONS, INC. AND SUBSIDIARIES losses to offset related results on the hedged item in the income statement, and requires that a company must formally document, designate, and assess the effectiveness of transactions that receive hedge accounting. Because the Company has not entered into derivative financial instruments, the implementation of SFAS No. 133 will not have a material impact on the Company's consolidated results of operations, financial position or cash flows.

     In April 1998, the Accounting Standards Executive Committee issued Statement of Position ("SOP") 98-5, "Reporting on the Costs of Start-Up Activities". The SOP requires costs of start-up activities and organization costs to be expensed as incurred, and is effective for fiscal years beginning after December 15, 1998. The effects of adoption must be reported as a cumulative change in accounting principle. The Company expects that it will record a cumulative effect of a change in accounting to write off all unamortized start-up costs on its balance sheet at January 1, 1999 in its first quarter ended March 31, 1999; however, the Company has not yet quantified the amount of this write-off.

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

THREE AND NINE MONTHS ENDED SEPTEMBER 30, 1998 COMPARED WITH THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 1997

     On June 3, 1998, the Company completed a merger of a Company subsidiary with Eclipse Telecommunications, Inc., formerly Network Long Distance, Inc. ("Eclipse"), by exchanging approximately 4.05 million shares of its common stock for all of the outstanding common stock of Eclipse. Each share of Eclipse was exchanged for .2998 shares of common stock of the Company. In addition, outstanding Eclipse stock options were converted at the same exchange factor into options to purchase shares of the Company's common stock. The merger constituted a tax-free reorganization and has been accounted for as a pooling of interests. Accordingly, all prior period consolidated financial statements have been restated to include the combined results of operations, financial position, and cash flows of Eclipse as though it had always been a part of the Company.

     Net operating revenue for the third quarter of 1998 increased by 35.4% over the third quarter of 1997 due in part to a $23.6 million increase in private line revenue. The private line increase reflected the impact of the Company's larger network and associated capacity available for lease in 1998. A significant portion of this improvement was from a large capacity contract with one Internet Service Provider ("ISP"). Net operating revenue in the third quarter of 1998 was also affected by a $15.9 million increase in switched long distance revenue due mainly to a 21.9% increase in wholesale billable minutes of use ("MOU"). A major portion of this increase was due to services provided to a debit card provider during the third quarter. The debit card provider has been a customer for switched long distance services for several years and became a significant customer in the third quarter due to the success of its sale of debit cards. In November 1998, the Company resolved certain billing and payment disputes with the customer and such resolution is expected to result in further significant increases in this customer's MOUs. In light of the dramatic increase in MOUs from this customer, the Company agreed (i) to credit certain of the customer's third quarter billings (which amount was adequately reserved at September 30, 1998) primarily to reflect reduced rates for increased volume;
(ii) to decrease its current billing rates to reflect the customer's continuing increase in MOUs and (iii) to accept a secured note for approximately $16 million payable at the rate of $250,000 per week for prior services. Net operating revenue in the third quarter of 1998 also included $9.0 million of other revenue relating to cash received from the sale of an option in certain rights in fibers jointly owned with another carrier. Operating revenue for the first nine months of 1998 increased 39.5% over the first nine months of 1997. That increase of $141.3 million was mainly due to an increase in switched long distance revenue of $83.8 million. The improvement in switched long distance revenue for the nine months came from a 33.9% increase in wholesale MOU as well as the increase in the number of retail customers. The private line revenue increase was due to increased demand for capacity, including the large capacity agreement with the ISP, and the availability of additional capacity on the Company's network in 1998.

     Cost of services primarily reflects access charges paid to Local Exchange Carriers ("LEC's") and transmission lease payments (monetary and nonmonetary) to other carriers. These costs for the quarter and year to date increased 8.9% and 17.6% respectively over the comparable 1997 periods. Transmission lease expense for the quarter increased 10.6% over the 1997 quarter related to additional transmission lease expense paid to support the Company's private line and switched long distance businesses in advance of expanding the network's capacity. The increase in the transmission lease expense was mitigated by the Company transferring off-net traffic to its expanding fiber network, and by a greater proportion of new revenue being carried on the Company's network. The increase in access costs was caused by additional wholesale MOU's overflowed to other carriers and access charges paid to LEC's associated with the additional revenue. The increase in access costs was mitigated by FCC-mandated reductions in unitary (per minute) access costs, net of increased costs related to new tandem trunking charges which were implemented July 1, 1998 and by improved management of costs related to traffic mix and overflow traffic.

     The improved revenue and smaller increases in cost of services resulted in gross margin in the third quarter of 1998 of 40.6% compared to 26.2% in the same period in 1997. On a year-to-date basis, the gross margin increased to 34.7% in 1998 compared to 22.5% during the 1997 period.

     Operating and administrative costs in the quarter increased $12.0 million to $40.1 million, representing 21.6% of revenue versus 20.5% in the prior year's third quarter. The increase was due primarily to additional headcount and other operating costs related to the expanded fiber network and higher sales and administration costs related to expanding the Company's retail sales force. The Company intends to continue to expand the retail sales force and the network; therefore, operating and administration expenses may continue to increase in total and as a percentage of revenue.

     Depreciation and amortization increased 52.2% from last year's third quarter and 60.5% for the nine month period, due to an increase in depreciable assets relating to completed segments of the Company's expanding network and capacity available on the network. Depreciation and amortization are expected to continue to rise because of increased spending on assets to add to the network's capacity.

     In connection with the Eclipse merger, the Company recorded merger-related costs of $8.1 million during 1998 related to the execution of the transaction, the write-off of duplicate assets, and the integration of the functions of the two companies. These costs consist of (i) professional services including legal, investment banking and accounting associated with the transaction of $3.5 million; (ii) severance costs of $0.6 million from the termination of approximately 125 duplicate administrative and sales positions; (iii) costs of $1.7 million to terminate leases for duplicate office space; (iv) the write off of $1.8 million in duplicate equipment and software; and (v) costs of $0.5 million incurred during the second and third quarters to integrate the business processes. The Company expects to incur $2.0 to $4.0 million in additional integration costs during the remainder of 1998. Merger-related costs incurred during 1997 relate to earlier acquisitions by Eclipse.

     Interest income increased 50.7% for the first three quarters over the prior year's period due to the additional funds available in 1998 from the issuance of the 6 3/4% Convertible Preferred Stock ("6 3/4% Convertible Preferred Stock") and the $450 million of 9% Senior Subordinated Notes Due 2008 (the "9% Senior Subordinated Notes") in March and April 1998. Interest income in the third quarter of 1998 was relatively unchanged from the third quarter of 1997 as a result of the use of cash for capital expenditures in 1998.

     Interest expense decreased by 5.6% from last year's third quarter to $7.6 million this quarter. For the first three quarters of 1998, interest expense decreased 7.0% to $22.4 million from the comparable period in 1997. Interest expense for both the quarter and nine months decreased due to additional capitalized interest relating to increased capital expenditures in 1998.

     Equity in net losses of unconsolidated subsidiaries for the third quarter increased $1.0 million from 1997 to $8.3 million in 1998. For the nine-month period, equity losses increased $16.7 million to $30.3 million in 1998. The increased losses for the quarter relate to the Company's 20% interest in Unidial Communications Services, LLC a retail long distance joint venture and the Company's 40% interest in Storm, a European joint venture. Neither of these investments were in place during the first nine months of 1997. Losses from the Company's indirect interest in Marca-Tel S.A. de C. V. ("Marca-Tel"), a Mexican joint venture which is constructing a fiber network in Mexico and has been operating since the first quarter of 1997, declined year-over-year for the third quarter due to the increased level of revenue generated by Marca-Tel. Beginning in June 1998 the Company's investment in PSINet, Inc. ("PSINet"), an internet service provider, was reported on a cost basis due to a reduced level of ownership; therefore, no equity results were recorded during the quarter for this investment. The year-over-year increase in equity losses is due to losses from all four unconsolidated subsidiaries. Currently, the Company's investment balance in Marca-Tel is negative and Marca-Tel required minimal funding by the Company in the current quarter. At the present time, the Company does not anticipate significant additional funding to Progress International LLC ("Progress

International") for investment in Marca-Tel until the regulatory and market conditions improve in Mexico. The Company is not obligated to continue to fund Progress International. The Company and the other direct and indirect owners of Marca-Tel are currently in discussions with investment bankers to obtain additional financing for Marca-Tel; however, with the current depressed financing market for companies in emerging markets, it is unlikely that public financing will be available in the near term. Marca-Tel received a notice of default from its major source of current financing in October 1998. Negotiations are in process and the outcome of those discussions is unclear at this time. The default could result in the foreclosure of a third party's security interest in Progress International's interest in Marca-Tel. If that were to occur, the Company's indirect interest in Marca-Tel could be diluted or lost entirely.

     Income tax expense increased to $1.6 million in the current period from $0.7 million in the prior year's third quarter. For the first nine months of 1998, income tax expense increased to $8.3 million from $.5 million in the first nine months of 1997. These increases are primarily due to state income taxes related to the sale of indefeasible rights to use capacity or fibers on the Company's network and the other operating revenue of $9.0 million in the third quarter 1998. The deferred tax assets relating to the Company's pretax operating losses have been fully reserved due to the uncertainty of their realization.

     In connection with the sale of $450 million of 9% Senior Subordinated Notes, the Company completed a tender offer to purchase for cash its outstanding 12 1/2% Senior Notes Due 2005. The Company recorded an after-tax extraordinary loss of $69.6 million relating to the redemption of $284.2 million of the 12 1/2% Senior Notes Due 2005.

LIQUIDITY AND CAPITAL RESOURCES

     Historically, private line operations provided adequate cash flow to meet the Company's operational needs. The Company is financing the expansion of its network through the issuance of debt and equity securities.

     Cash provided by operating activities was $127.9 million for the nine months ended September 30, 1998 compared to $21.7 million in the comparable period of 1997. This change occurred primarily because of payments received relating to indefeasible right to use ("IRU") agreements, other operating revenue, and improved operations in both the private line and switched long distance businesses.

     Cash used in investing activities for the nine months ended September 30, 1998 was $384.2 million compared to $171.7 million for the comparable period of 1997. The increase is primarily due to an increase in capital expenditures compared to the 1997 period related to building the Company's network. Funding from escrow accounts related to the 12 1/2% Senior Notes Due 2005 provided a net of $51.4 million during the first nine months of 1997. There was no such activity during 1998. The Company expects that its capital expenditures will continue to require a significant amount of cash through the end of fiscal year 1999 and thereafter. The remaining increase in cash used for investing activities was due to funding certain acquisitions and investments in unconsolidated subsidiaries.

     Cash provided by financing activities decreased $128.1 million as net proceeds from debt and equity financing increased by $212.8 million but were more than offset by an increase of $336.8 million in debt repayments principally related to the Company's 12 1/2% Senior Notes Due 2005.

     As of September 30, 1998, the Company had $141.7 million in cash. On October 28, 1998, the Company entered into a $600 million senior secured credit facility with a syndicate of commercial banks. The Company received funding of $200 million, net of $4.2 million of transaction costs. The facility consists of a $150 million revolving facility, a $200 million term loan facility, and an uncommitted special purpose loan facility of $250 million. The Company must comply with various financial and other covenants on an ongoing basis in addition to meeting the covenants on a pro forma basis prior to drawing additional amounts under the credit facility. Loans outstanding under the credit facility bear interest at either LIBOR or the lead commercial bank's prime rate plus applicable margins.

     The Company expects that its primary sources for cash over the next twelve months will be cash on hand, cash generated by operations, proceeds from the credit facility discussed above, proceeds of fiber use sales and the proceeds from any additional debt, vendor and working capital financing the Company may seek. The

Company is in discussions with various investment bankers, vendors and lending institutions regarding substantial additional debt financing for the remainder of 1998 and beyond. The Company seeks to obtain sufficient funding from these sources plus cash receipts from fiber use sales for the following major uses of cash: (i) the network expansion and other capital expenditures; (ii) debt service; (iii) lease payments; (iv) increasing the retail and internet sales forces; (v) funding joint ventures; (vi) working capital, and (vii) dividends on preferred stock. Capital spending in 1998 is projected to be over $525.0 million, of which $362.7 million has been spent through September 30, 1998. After 1998, capital expenditures are expected to continue to be substantial. There can be no assurance that the Company will be successful in obtaining the necessary financing to meet its needs. A failure to raise cash would delay or prevent capital expenditures including the construction of the network expansion. The foregoing capital expenditure and cash requirements for 1998 do not take into account any acquisitions that may subsequently occur.

     The Company is required to make semi-annual interest payments on its 9% Senior Subordinated Notes and the remaining 12 1/2% Senior Notes. The Company is also required to make principal payments of approximately $3.7 million on other debt in 1998. The Company is required (except in certain circumstances when the dividend payment can be a payment in kind) to pay quarterly cash dividends on the 7 1/4% Convertible Preferred Stock at an annual rate of 7 1/4%, on the 6 3/4% Convertible Preferred Stock at an annual rate of 6 3/4% and on the Junior Exchangeable Preferred Stock due 2009 (the "12 1/2% Exchangeable Preferred Stock") at an annual rate of 12 1/2%. The Company anticipates that such debt and equity service payments during 1998 will be made from cash on hand, except for the dividends on the 12 1/2% Exchangeable Preferred Stock which are anticipated to be paid in kind with stock dividends.

     The Company is required to make minimum annual lease payments for facilities, equipment and transmission capacity used in its operations. In the remainder of 1998, 1999, and 2000, the Company is currently required to make payments of approximately $1.8 million, $7.0 million and $5.9 million, respectively, on capital leases and $12.7 million, $19.8 million and $8.8 million, respectively, on operating leases. The Company expects to incur additional operating and capital lease costs in connection with the expansion of its network and its retail and Internet operations. Additionally, in connection with its network expansion, the Company from time to time enters into various construction and installation agreements with contractors.

     The forward-looking statements set forth above with respect to the estimated cash requirements relating to capital expenditures, the Company's ability to meet such cash requirements and the Company's ability to service its debt are based on certain assumptions as to future events. Important assumptions, which if not met, could adversely affect the Company's ability to achieve satisfactory results include that: (i) there will be no significant delays or cost overruns with respect to the network expansion; (ii) the Company's contractors and partners in cost-saving arrangements will perform their obligations; (iii) rights-of-way can be obtained in a timely, cost-effective basis; (iv) the routes of the network expansion are substantially completed on schedule; (v) the Company will continue to increase traffic on its network; and (vi) the Company can obtain vendor or additional debt financing.

YEAR 2000 RISKS

     The Year 2000 issue is the result of computer software programs being coded to use two digits rather than four to define the year. It is possible that some of the Company's existing computer programs that have date-sensitive coding may recognize a date using "00" as the year 1900 rather than the year 2000. This could result in system failures or miscalculations causing disruption of operations, which could have a material adverse effect on the Company's ability to conduct business after January 1, 2000, including the inability of the Company to provide telecommunications services to its customers or to accurately invoice customers or collect payments.

     Substantially all of the Company's network was built in the last three years. As a result, the Company believes that it does not have a significant investment in legacy systems having substantial Year 2000 exposure. However, the Company has established a project team to identify, evaluate and address any existing Year 2000 issues. This Year 2000 effort covers the Company's fiber optic network and supporting infrastructure related to providing switched, private line and data telecommunications services, and other operational and financial information technology ("IT") systems and applications. Also included in this effort are various other systems such as building operations and individual personal computers used by Company personnel. The project team is reviewing the status of the Year 2000 compliance effort of key suppliers and other business partners, and is developing business continuity plans related to Year 2000 issues. While the Year 2000 project team is evaluating all potentially non-compliant systems, the Year 2000 effort is structured to give priority to those systems identified as "mission critical".

     The project team has identified the following principal phases of the project: a) assessment and planning, b) remediation, c) testing, and d) contingency planning. The assessment phase is expected to be substantially complete by December 31, 1998. The Company has established a target date of March 31, 1999, for remediation of mission critical systems. Of the applications identified as critical, many have already been remediated and are being tested. Testing is expected to be completed by September 30, 1999 for all applications. In addition, all new components being purchased as part of the Company's ongoing network and IT infrastructure expansion are being evaluated to ensure compliance.

     There can be no assurances that third parties, including customers, suppliers, and other business partners, will convert their critical systems and processes in a timely manner. Such failure by any of these parties could disrupt the Company's business. Therefore, in addition to evaluating its own internal systems, the Company is in the process of evaluating and documenting the status of Year 2000 compliance efforts by its key suppliers.

     The Company currently projects that it will incur and expense approximately $2 million through the end of 2000 in connection with the Year 2000 remediation project, of which less than $0.5 million has been incurred and expensed as of September 30, 1998. Such amounts are exclusive of amounts which were already anticipated to be spent on new hardware and software purchases resulting from the expansion of the Company's network and other business operations. The Company believes that a significant portion of the Year 2000 expenses will not be incremental costs, but rather will represent the redeployment of existing IT resources. This redeployment may cause delays in making other IT or network upgrades or enhancements; however, the delays are not expected to have a material effect on the Company's operations.

     As part of its Year 2000 initiative, the Company is evaluating scenarios that may occur as a result of the century change and anticipates developing contingency and business continuity plans tailored for Year 2000-related problems by December 31, 1998. These plans are expected to provide for key operational back-up, recovery and restoration alternatives.

     The above information is based on estimates, which were derived using numerous assumptions of future events, including the availability and future costs of certain technological and other resources, third party modification actions and other factors. Given the complexity of these issues and other unidentified risks, actual results may vary materially from those anticipated and discussed above. Specific factors that might cause such differences include, among others, the availability and cost of personnel trained in this area, the ability to locate and correct all affected computer code, the timing and success of remedial efforts of our third party suppliers and similar uncertainties.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     Not Applicable.

                           PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

     None.

ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS

     None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

     Not applicable.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     In August 1998, the Corporation furnished an Information Statement to stockholders of the Corporation pursuant to Rule 14c-2 under the Securities Exchange Act of 1934 (the "Exchange Act"), in connection with an amendment (the "Amendment") to the Restated Certificate of Incorporation, as amended (the "Restated Certificate") of the Corporation to (i) provide for an increase in the authorized number of shares of the Corporation's common stock (the "Common Stock"); (ii) effect a two-for-one stock split of the Common Stock; (iii) create a new class of preferred stock; and (iv) eliminate from the Restated Certificate all matters therein with respect to the Corporation's 10% Senior Series 1 Cumulative Redeemable Preferred Stock and 10% Junior Series 3 Redeemable Preferred Stock. The Amendment was approved by the Board and a majority of the outstanding shares of Common Stock by written consent in lieu of a meeting pursuant to Section 228(a) of the Delaware General Corporation Law (the "DGCL"). The Information Statement also served as notice to stockholders of an action taken by less than unanimous written consent as required by Section 228(d) of the DGCL. The Information Statement was mailed on or about August 14, 1998 to persons who were stockholders of record on July 22, 1998.

     On September 2, 1998, the Corporation announced that it was postponing the filing of a Certificate of Amendment to the Restated Certificate which would effectuate the Amendment. The Corporation's Board of Directors determined that under current market conditions, it would not be in the best interests of the stockholders of the Corporation to file the Certificate of Amendment to effectuate the Amendment.

     In September 1998, the Corporation also furnished an Information Statement to stockholders of the Corporation pursuant to Rule 14c-2 of the Exchange Act in connection with the Corporation's 1998 Stock Plan (the "1998 Plan"). The 1998 Plan was approved by the Board and by a majority of the outstanding shares of Common Stock by written consent in lieu of a meeting pursuant to Section 228(a) of the DGCL. The adoption and approval of the 1998 Plan became effective on October 7, 1998 which, pursuant to Rule 14c-2 under the Exchange Act, was a date at least 20 days following the date on which the Information Statement was mailed to the stockholders of the Corporation. The Information Statement also served as notice to stockholders of an action taken by less than unanimous written consent as required by Section 228(d) of the DGCL. The Information Statement was mailed on or about September 14, 1998 to persons who were stockholders of record on August 5, 1998.

ITEM 5. OTHER INFORMATION

     On September 2, 1998, the Corporation announced that it was postponing its previously announced two-for-one stock split, the increase in its authorized shares of common stock and the creation of a new class of preferred stock.

     The two-for-one stock split and adjustments to the capital structure had a record date of (and were to be effected by the filing of the Certificate of Amendment as described above on) September 4, 1998. The Corporation's Board of Directors has determined that under current market conditions, it would not be in the best interests of stockholders to file the Certificate of Amendment which would effectuate the two-for-one stock split previously approved by its directors and its stockholders. As a result, the number of authorized, issued and outstanding shares of the Corporation, and the holdings of each individual stockholder, remain unchanged at the present time.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

     (a) Exhibits.

EXHIBIT
NUMBER                            DESCRIPTION
-------                           -----------
 3.1+     Restated Certificate of Incorporation of IXC Communications,
          Inc., as amended.
 3.2      Bylaws of IXC Communications, Inc., as amended (incorporated by reference to Exhibit 3.2 of the IXC Communications,
          Inc.'s Quarterly Report on Form 10-Q for the quarter ended
          September 30, 1997 filed with the Commission on November 14,
          1997).
 4.1      Indenture dated as of October 5, 1995, by and among IXC
          Communications, Inc., on its behalf and as
          successor-in-interest to I-Link Holdings, Inc. and IXC
          Carrier Group, Inc., each of IXC Carrier, Inc., on its
          behalf and as successor-in-interest to I-Link, Inc., CTI
          Investments, Inc., Texas Microwave Inc. and WTM Microwave
          Inc., Atlantic States Microwave Transmission Company,
          Central States Microwave Transmission Company, Telcom
          Engineering, Inc., on its behalf and as
          successor-in-interest to SWTT Company and Microwave Network,
          Inc., Tower Communication Systems Corp., West Texas
          Microwave Company, Western States Microwave Transmission
          Company, Rio Grande Transmission, Inc., IXC Long Distance,
          Inc., Link Net International, Inc. (collectively, the
          "Guarantors"), and IBJ Schroder Bank & Trust Company, as
          Trustee (the "Trustee"), with respect to the 12 1/2% Series
          A and Series B Senior Notes due 2005 (incorporated by
          reference to Exhibit 4.1 of IXC Communications, Inc.'s and each of the Guarantor's Registration Statement on Form S-4 filed with the Commission on April 1, 1996 (File No.
          333-2936) (the "S-4")).
 4.2      Form of 12 1/2% Series A Senior Notes due 2005 (incorporated by reference to Exhibit 4.6 of the S-4).
 4.3      Form of 12 1/2% Series B Senior Notes due 2005 and
          Subsidiary Guarantee (incorporated by reference to Exhibit
          4.8 of IXC Communications, Inc.'s Amendment No. 1 to
          Registration Statement on Form S-1 filed with the Commission on June 13, 1996 (File No. 333-4061) (the "S-1 Amendment")).
 4.4      Amendment No. 1 to Indenture and Subsidiary Guarantee dated as of June 4, 1996, by and among IXC Communications, Inc., the Guarantors and the Trustee (incorporated by reference to
          Exhibit 4.11 of the S-1 Amendment).
 4.5      Purchase Agreement dated as of March 25, 1997, by and among
          IXC Communications, Inc., Credit Suisse First Boston
          Corporation ("CS First Boston") and Dillon Read & Co. Inc.
          ("Dillon Read") (incorporated by reference to Exhibit 4.12 of IXC Communications, Inc.'s Quarterly Report on Form 10-Q
          for the quarter ended March 31, 1997, filed with the
          Commission on May 15, 1997 (the "March 31, 1997 10-Q")).
 4.6      Registration Rights Agreement dated as of March 25, 1997, by and among IXC Communications, Inc., CS First Boston and
          Dillon Read (incorporated by reference to Exhibit 4.13 of
          the March 31, 1997 10-Q).
 4.7      Amendment to Registration Rights Agreement dated as of March
          25, 1997, by and between IXC Communications, Inc. and
          Trustees of General Electric Pension Trust (incorporated by reference to Exhibit 4.14 of the March 31, 1997 10-Q).
 4.8      Registration Rights Agreement dated as of July 8, 1997,
          among IXC Communications, Inc. and each of William G. Rodi,
          Gordon Hutchins, Jr. and William F. Linsmeier (incorporated by reference to Exhibit 4.15 of IXC Communications, Inc.'s
          Quarterly Report on Form 10-Q for the quarter ended June 30,
          1997, as filed with the Commission on August 6, 1997 (the
          "June 30, 1997 10-Q")).
 4.9      Registration Rights Agreement dated as of July 8, 1997,
          among IXC Communications, Inc. and each of William G. Rodi,
          Gordon Hutchins, Jr. and William F. Linsmeier (incorporated by reference to Exhibit 4.16 of the June 30, 1997 10-Q).

EXHIBIT
NUMBER                            DESCRIPTION
-------                           -----------
 4.10     Indenture dated as of August 15, 1997, between IXC
          Communications, Inc. and The Bank of New York (incorporated by reference to Exhibit 4.2 of IXC Communications, Inc.'s
          Current Report on Form 8-K dated August 20, 1997, and filed with the Commission on August 28, 1997 (the "8-K")).
 4.11     First Supplemental Indenture dated as of October 23, 1997, among IXC Communications, Inc., the Guarantors, IXC
          International, Inc. and IBJ Schroder Bank & Trust Company
          (incorporated by reference to Exhibit 4.13 of IXC
          Communications, Inc.'s Annual Report on Form 10-K for the
          year ended December 31, 1997, and filed with the Commission on March 16, 1998 (the "1997 10-K")).
 4.12     Second Supplemental Indenture dated as of December 22, 1997, among IXC Communications, Inc., the Guarantors, IXC Internet
          Services, Inc., IXC International, Inc. and IBJ Schroder
          Bank & Trust Company (incorporated by reference to Exhibit
          4.14 of the 1997 10-K).
 4.13     Third Supplemental Indenture dated as of January 6, 1998,
          among IXC Communications, Inc., the Guarantors, IXC Internet
          Services, Inc., IXC International, Inc. and IBJ Schroder
          Bank & Trust Company (incorporated by reference to Exhibit
          4.15 of the 1997 10-K).
 4.14     Fourth Supplemental Indenture dated as of April 3, 1998,
          among IXC Communications, Inc., the Guarantors, IXC Internet
          Services, Inc., IXC International, Inc., and IBJ Schroder
          Bank & Trust Company (incorporated by reference to Exhibit
          4.15 of IXC Communications, Inc.'s Registration Statement on
          Form S-3 filed with the Commission on May 12, 1998 (File No.
          333-52433)).
 4.15     Purchase Agreement dated as of March 25, 1998, among IXC
          Communications, Inc., Goldman Sachs & Co. ("Goldman"), CS
          First Boston, Merrill Lynch, Pierce, Fenner & Smith
          Incorporated ("Merrill") and Morgan Stanley & Co.
          Incorporated ("Morgan Stanley") (incorporated by reference to Exhibit 4.1 IXC Communications, Inc.'s Current Report on
          Form 8-K dated March 30, 1998, and filed with the Commission on April 7, 1998 (the "April 7, 1998 8-K")).
 4.16     Registration Rights Agreement dated as of March 30, 1998,
          among IXC Communications, Inc., Goldman, CS First Boston,
          Merrill and Morgan Stanley (incorporated by reference to
          Exhibit 4.2 of the April 7, 1998 8-K).
 4.17     Deposit Agreement dated as of March 30, 1998, between IXC
          Communications, Inc. and BankBoston N.A. (incorporated by
          reference from Exhibit 4.3 of the April 7, 1998 8-K).
 4.18     Purchase Agreement dated as of April 16, 1998, by and among
          IXC Communications, Inc., CS First Boston, Merrill, Morgan
          and Nationsbanc Montgomery Securities LLC (incorporated by reference to Exhibit 4.1 of IXC Communications, Inc.'s
          Current Report on Form 8-K dated April 21, 1998, and filed with the Commission on April 22, 1998 (the "April 22, 1998
          8-K").
 4.19     Registration Rights Agreement dated as of April 16, 1998, by and among IXC Communications, Inc., Credit Suisse First
          Boston Corporation, Merrill, Morgan and Nationsbanc
          Montgomery Securities LLC (incorporated by reference to
          Exhibit 4.2 of the April 22, 1998 8-K).
 4.20     Indenture dated as of April 21, 1998, between IXC
          Communications, Inc. and IBJ Schroder Bank & Trust Company,
          as Trustee (incorporated by reference to Exhibit 4.3 of the
          April 22, 1998 8-K).
 4.21     Rights Agreement dated as of September 9, 1998, between IXC
          Communications, Inc. and U.S. Stock Transfer Corporation
          (incorporated by reference to Exhibit 4.1 of IXC
          Communications, Inc.'s Form 8-K dated September 8, 1998 and filed with Commission on September 11, 1998).
10.1      Office Lease dated as of June 21, 1989 with USAA Real Estate
          Company, as amended (incorporated by reference to Exhibit
          10.1 of the S-4).
10.2      Equipment Lease dated as of December 1, 1994, by and between
          DSC Finance Corporation and Switched Services
          Communications, L.L.C.; Assignment Agreement dated as of
          December 1, 1994, by and between Switched Services
          Communications, L.L.C. and DSC Finance Corporation; and
          Guaranty dated December 1, 1994, made in favor of DSC
          Finance Corporation by IXC Communications, Inc.
          (incorporated by reference to Exhibit 10.2 of the S-4).
10.3      Amended and Restated 1994 Stock Plan of IXC Communications,
          Inc., as amended (incorporated by reference to Exhibit 10.3 of the June 30, 1997 10-Q).

EXHIBIT
NUMBER                            DESCRIPTION
-------                           -----------
10.4      Form of Non-Qualified Stock Option Agreement under the 1994
          Stock Plan of IXC Communications, Inc. (incorporated by
          reference to Exhibit 10.4 of the S-4).
10.5      Amended and Restated Development Agreement by and between
          Intertech Management Group, Inc. and IXC Long Distance, Inc.
          (incorporated by reference to Exhibit 10.7 of IXC Communica-
          tions, Inc.'s and the Guarantors' Amendment No. 1 to
          Registration Statement on Form S-4 filed with the Commission on May 20, 1996 (File No. 333-2936) ("Amendment No. 1 to
          S-4")).
10.6      Third Amended and Restated Service Agreement dated as of
          April 16, 1998, among IXC Long Distance, Inc., IXC Carrier,
          Inc., IXC Broadband, Inc. and Excel Telecommunications, Inc.
          (incorporated by reference to Exhibit 10.6 of IXC
          Communications, Inc.'s Quarterly Report on Form 10-Q for the
          quarter ended March 31, 1998, filed with the Commission on
          May 15, 1998 (the "March 31, 1998 10-Q")).
10.7      Equipment Purchase Agreement dated as of January 16, 1996, by and between Siecor Corporation and IXC Carrier, Inc.
          (incorporated by reference to Exhibit 10.9 of the S-4).
10.8      1996 Stock Plan of IXC Communications, Inc., as amended
          (incorporated by reference to Exhibit 10.10 of the IXC
          Communications, Inc. Annual Report on Form 10-K for the year ended December 31, 1996 and filed with the Commission on
          March 28, 1997 (the "1996 10-K")).
10.9      IRU Agreement dated as of November 1995 between WorldCom,
          Inc. and IXC Carrier, Inc. (incorporated by reference to
          Exhibit 10.11 of Amendment No. 1 to the S-4).
10.10+    IXC Communications, Inc. Outside Directors' Phantom Stock
          Plan 1998 Restatement.
10.11     Business Consultant and Management Agreement dated as of
          March 1, 1998, by and between IXC Communications, Inc. and
          Culp Communications Associates (incorporated by reference to
          Exhibit 10.11 of the March 31, 1998 10-Q).
10.12     Employment Agreement dated as of December 28, 1995, by and between IXC Communications, Inc. and James F. Guthrie
          (incorporated by reference to Exhibit 10.14 of the S-1
          Amendment).
10.13     Special Stock Plan of IXC Communications, Inc. (incorporated by reference to Exhibit 10.16 of the 1996 10-K).
10.14     Lease dated as of June 4, 1997, between IXC Communications,
          Inc. and Carramerca Realty, L.P. (incorporated by reference to Exhibit 10.17 of the June 30, 1997 10-Q).
10.15     Loan and Security Agreement dated as of July 18, 1997, among
          IXC Communications, Inc., IXC Carrier, Inc. and NTFC Capital
          Corporation ("NTFC") (incorporated by reference to Exhibit
          10.18 of the June 30, 1997 10-Q).
10.16     IRU and Stock Purchase Agreement dated as of July 22, 1997, between IXC Internet Services, Inc. and PSINet Inc.
          (incorporated by reference to Exhibit 10.19 of IXC
          Communications, Inc.'s Amendment No. 1 to Form 10-Q/A for
          the quarter ended September 30, 1997 filed with the
          Commission on December 12, 1997 (the "September 30, 1997
          10-Q/A")).
10.17     Joint Marketing and Services Agreement dated as of July 22,
          1997, between IXC Internet Services, Inc. and PSINet Inc.
          (incorporated by reference to Exhibit 10.20 of the September
          30, 1997 10-Q/A).
10.18     Employment Agreement dated as of September 9, 1997, between
          Benjamin L. Scott and IXC Communications, Inc. (incorporated by reference to Exhibit 10.21 of IXC Communication Inc.'s
          Amendment No. 1 to Registration Statement on S-4 filed with the Commission on December 15, 1997 (File No. 333-37157)
          ("Amendment No. 1 to the EPS S-4")).
10.19     IXC Communications, Inc. 1997 Special Executive Stock Plan
          (incorporated by reference to Exhibit 10.22 of Amendment No.
          1 to the EPS S-4).
10.20     First Amendment to Loan and Security Agreement dated as of
          December 23, 1997, among IXC Communications, Inc., IXC
          Carrier, Inc., NTFC and Export Development Corporation
          ("EDC") (incorporated by reference to Exhibit 10.21 of the
          1997 10-K).

EXHIBIT
NUMBER                            DESCRIPTION
-------                           -----------
10.21     Second Amendment to Loan and Security Agreement dated as of
          January 21, 1998, among IXC Communications, Inc., IXC
          Carrier, Inc., NTFC and EDC (incorporated by reference to
          Exhibit 10.22 of the 1997 10-K).
10.22+    IXC Communications, Inc. 1998 Stock Plan.
10.23     Credit Agreement, dated as of October 27, 1998 among the
          Borrower, NationsBank, N.A., as a Lender and Administrative
          Agent, NationsBanc Montgomery Securities, LLC, as Lead
          Arranger, and Credit Suisse First Boston, Goldman Sachs
          Credit Partners, L.P., EDC and TD Securities (USA), Inc.,
          each as a Lender and Co-Syndication Agent (incorporated by reference to Exhibit 10.1 of IXC Communications, Inc.
          Current Report on Form 8-K dated October 27, 1998 and filed with the Commission on November 4, 1998).
27.1+     Financial Data Schedule.

---------------

 +  Filed herewith.

(b) Reports on Form 8-K.

     (1) Form 8-K dated July 29, 1998, and filed with the Commission on July 30, 1998, with respect to two press releases reporting (a) approval of a two-for-one stock split of the Common Stock, an increase in the authorized number of shares of Common Stock and the creation of a new class of preferred stock, and (b) results of operations for the second quarter of 1998.

     (2) Form 8-K dated July 30, 1998, and filed with the Commission on July 31, 1998, with respect to a press release announcing the extension of IXC Communications, Inc.'s offer to exchange its 9% Senior Subordinated Notes Due 2008 which have been registered under the Securities Act of 1933 for any and all of its outstanding 9% Senior Subordinated Notes Due 2008 (the "Exchange Offer").

     (3) Form 8-K dated July 31, 1998, and filed with the Commission on August 21, 1998, announcing the completion of the acquisition of Eclipse
Telecommunications, Inc. (formerly, Network Long Distance, Inc.) and reporting on quarterly results of operations for 1997 and 1998 and certain results of operations for July 1998.

     (4) Form 8-K dated August 21, 1998, and filed with the Commission on August 21, 1998, with respect to a press release announcing completion of the Exchange Offer.

     (5) Form 8-K dated September 2, 1998, and filed with the Commission on September 3, 1998, with respect to a press release announcing the postponement of the two-for-one stock split of the Common Stock, the increase in the authorized number of shares of Common Stock and the creation of a new class of preferred stock.

     (6) Form 8-K dated September 8, 1998, and filed with the Commission on September 11, 1998, announcing the adoption of a stockholder rights plan.

                                   SIGNATURE

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                          IXC COMMUNICATIONS, INC.
                                          a Delaware corporation

November 9, 1998                          By:     /s/ JAMES F. GUTHRIE
                                            ------------------------------------
                                                      James F. Guthrie
                                                Executive Vice President and
                                                  Chief Financial Officer
                                                (Duly Authorized Officer and
                                                Principal Financial Officer

                                 EXHIBIT INDEX

    EXHIBIT
    NUMBER                             DESCRIPTION
    -------                            -----------
     3.1+      Restated Certificate of Incorporation of IXC Communications,
               Inc., as amended.
     3.2       Bylaws of IXC Communications, Inc., as amended (incorporated by reference to Exhibit 3.2 of the IXC Communications,
               Inc.'s Quarterly Report on Form 10-Q for the quarter ended
               September 30, 1997 filed with the Commission on November 14,
               1997).
     4.1       Indenture dated as of October 5, 1995, by and among IXC
               Communications, Inc., on its behalf and as
               successor-in-interest to I-Link Holdings, Inc. and IXC
               Carrier Group, Inc., each of IXC Carrier, Inc., on its
               behalf and as successor-in-interest to I-Link, Inc., CTI
               Investments, Inc., Texas Microwave Inc. and WTM Microwave
               Inc., Atlantic States Microwave Transmission Company,
               Central States Microwave Transmission Company, Telcom
               Engineering, Inc., on its behalf and as
               successor-in-interest to SWTT Company and Microwave Network,
               Inc., Tower Communication Systems Corp., West Texas
               Microwave Company, Western States Microwave Transmission
               Company, Rio Grande Transmission, Inc., IXC Long Distance,
               Inc., Link Net International, Inc. (collectively, the
               "Guarantors"), and IBJ Schroder Bank & Trust Company, as
               Trustee (the "Trustee"), with respect to the 12 1/2% Series
               A and Series B Senior Notes due 2005 (incorporated by
               reference to Exhibit 4.1 of IXC Communications, Inc.'s and each of the Guarantor's Registration Statement on Form S-4 filed with the Commission on April 1, 1996 (File No.
               333-2936) (the "S-4")).
     4.2       Form of 12 1/2% Series A Senior Notes due 2005 (incorporated by reference to Exhibit 4.6 of the S-4).
     4.3       Form of 12 1/2% Series B Senior Notes due 2005 and
               Subsidiary Guarantee (incorporated by reference to Exhibit
               4.8 of IXC Communications, Inc.'s Amendment No. 1 to
               Registration Statement on Form S-1 filed with the Commission on June 13, 1996 (File No. 333-4061) (the "S-1 Amendment")).
     4.4       Amendment No. 1 to Indenture and Subsidiary Guarantee dated as of June 4, 1996, by and among IXC Communications, Inc., the Guarantors and the Trustee (incorporated by reference to
               Exhibit 4.11 of the S-1 Amendment).
     4.5       Purchase Agreement dated as of March 25, 1997, by and among
               IXC Communications, Inc., Credit Suisse First Boston
               Corporation ("CS First Boston") and Dillon Read & Co. Inc.
               ("Dillon Read") (incorporated by reference to Exhibit 4.12 of IXC Communications, Inc.'s Quarterly Report on Form 10-Q
               for the quarter ended March 31, 1997, filed with the
               Commission on May 15, 1997 (the "March 31, 1997 10-Q")).
     4.6       Registration Rights Agreement dated as of March 25, 1997, by and among IXC Communications, Inc., CS First Boston and
               Dillon Read (incorporated by reference to Exhibit 4.13 of
               the March 31, 1997 10-Q).
     4.7       Amendment to Registration Rights Agreement dated as of March
               25, 1997, by and between IXC Communications, Inc. and
               Trustees of General Electric Pension Trust (incorporated by reference to Exhibit 4.14 of the March 31, 1997 10-Q).
     4.8       Registration Rights Agreement dated as of July 8, 1997,
               among IXC Communications, Inc. and each of William G. Rodi,
               Gordon Hutchins, Jr. and William F. Linsmeier (incorporated by reference to Exhibit 4.15 of IXC Communications, Inc.'s
               Quarterly Report on Form 10-Q for the quarter ended June 30,
               1997, as filed with the Commission on August 6, 1997 (the
               "June 30, 1997 10-Q")).
     4.9       Registration Rights Agreement dated as of July 8, 1997,
               among IXC Communications, Inc. and each of William G. Rodi,
               Gordon Hutchins, Jr. and William F. Linsmeier (incorporated by reference to Exhibit 4.16 of the June 30, 1997 10-Q).

    EXHIBIT
    NUMBER                             DESCRIPTION
    -------                            -----------
     4.10      Indenture dated as of August 15, 1997, between IXC
               Communications, Inc. and The Bank of New York (incorporated by reference to Exhibit 4.2 of IXC Communications, Inc.'s
               Current Report on Form 8-K dated August 20, 1997, and filed with the Commission on August 28, 1997 (the "8-K")).
     4.11      First Supplemental Indenture dated as of October 23, 1997, among IXC Communications, Inc., the Guarantors, IXC
               International, Inc. and IBJ Schroder Bank & Trust Company
               (incorporated by reference to Exhibit 4.13 of IXC
               Communications, Inc.'s Annual Report on Form 10-K for the
               year ended December 31, 1997, and filed with the Commission on March 16, 1998 (the "1997 10-K")).
     4.12      Second Supplemental Indenture dated as of December 22, 1997, among IXC Communications, Inc., the Guarantors, IXC Internet
               Services, Inc., IXC International, Inc. and IBJ Schroder
               Bank & Trust Company (incorporated by reference to Exhibit
               4.14 of the 1997 10-K).
     4.13      Third Supplemental Indenture dated as of January 6, 1998,
               among IXC Communications, Inc., the Guarantors, IXC Internet
               Services, Inc., IXC International, Inc. and IBJ Schroder
               Bank & Trust Company (incorporated by reference to Exhibit
               4.15 of the 1997 10-K).
     4.14      Fourth Supplemental Indenture dated as of April 3, 1998,
               among IXC Communications, Inc., the Guarantors, IXC Internet
               Services, Inc., IXC International, Inc., and IBJ Schroder
               Bank & Trust Company (incorporated by reference to Exhibit
               4.15 of IXC Communications, Inc.'s Registration Statement on
               Form S-3 filed with the Commission on May 12, 1998 (File No.
               333-52433)).
     4.15      Purchase Agreement dated as of March 25, 1998, among IXC
               Communications, Inc., Goldman Sachs & Co. ("Goldman"), CS
               First Boston, Merrill Lynch, Pierce, Fenner & Smith
               Incorporated ("Merrill") and Morgan Stanley & Co.
               Incorporated ("Morgan Stanley") (incorporated by reference to Exhibit 4.1 IXC Communications, Inc.'s Current Report on
               Form 8-K dated March 30, 1998, and filed with the Commission on April 7, 1998 (the "April 7, 1998 8-K")).
     4.16      Registration Rights Agreement dated as of March 30, 1998,
               among IXC Communications, Inc., Goldman, CS First Boston,
               Merrill and Morgan Stanley (incorporated by reference to
               Exhibit 4.2 of the April 7, 1998 8-K).
     4.17      Deposit Agreement dated as of March 30, 1998, between IXC
               Communications, Inc. and BankBoston N.A. (incorporated by
               reference from Exhibit 4.3 of the April 7, 1998 8-K).
     4.18      Purchase Agreement dated as of April 16, 1998, by and among
               IXC Communications, Inc., CS First Boston, Merrill, Morgan
               and Nationsbanc Montgomery Securities LLC (incorporated by reference to Exhibit 4.1 of IXC Communications, Inc.'s
               Current Report on Form 8-K dated April 21, 1998, and filed with the Commission on April 22, 1998 (the "April 22, 1998
               8-K").
     4.19      Registration Rights Agreement dated as of April 16, 1998, by and among IXC Communications, Inc., Credit Suisse First
               Boston Corporation, Merrill, Morgan and Nationsbanc Mont-
               gomery Securities LLC (incorporated by reference to Exhibit
               4.2 of the April 22, 1998 8-K).
     4.20      Indenture dated as of April 21, 1998, between IXC
               Communications, Inc. and IBJ Schroder Bank & Trust Company,
               as Trustee (incorporated by reference to Exhibit 4.3 of the
               April 22, 1998 8-K).
     4.21      Rights Agreement dated as of September 9, 1998, between IXC
               Communications, Inc. and U.S. Stock Transfer Corporation
               (incorporated by reference to Exhibit 4.1 of IXC Communi-
               cations, Inc.'s Form 8-K dated September 8, 1998 and filed with Commission on September 11, 1998).
    10.1       Office Lease dated as of June 21, 1989 with USAA Real Estate
               Company, as amended (incorporated by reference to Exhibit
               10.1 of the S-4).

    EXHIBIT
    NUMBER                             DESCRIPTION
    -------                            -----------
    10.2       Equipment Lease dated as of December 1, 1994, by and between
               DSC Finance Corporation and Switched Services
               Communications, L.L.C.; Assignment Agreement dated as of
               December 1, 1994, by and between Switched Services
               Communications, L.L.C. and DSC Finance Corporation; and
               Guaranty dated December 1, 1994, made in favor of DSC
               Finance Corporation by IXC Communications, Inc.
               (incorporated by reference to Exhibit 10.2 of the S-4).
    10.3       Amended and Restated 1994 Stock Plan of IXC Communications,
               Inc., as amended (incorporated by reference to Exhibit 10.3 of the June 30, 1997 10-Q).
    10.4       Form of Non-Qualified Stock Option Agreement under the 1994
               Stock Plan of IXC Communications, Inc. (incorporated by
               reference to Exhibit 10.4 of the S-4).
    10.5       Amended and Restated Development Agreement by and between
               Intertech Management Group, Inc. and IXC Long Distance, Inc.
               (incorporated by reference to Exhibit 10.7 of IXC
               Communications, Inc.'s and the Guarantors' Amendment No. 1
               to Registration Statement on Form S-4 filed with the
               Commission on May 20, 1996 (File No. 333-2936) ("Amendment
               No. 1 to S-4")).
    10.6       Third Amended and Restated Service Agreement dated as of
               April 16, 1998, among IXC Long Distance, Inc., IXC Carrier,
               Inc., IXC Broadband, Inc. and Excel Telecommunications, Inc.
               (incorporated by reference to Exhibit 10.6 of IXC
               Communications, Inc.'s Quarterly Report on Form 10-Q for the
               quarter ended March 31, 1998, filed with the Commission on
               May 15, 1998 (the "March 31, 1998 10-Q")).
    10.7       Equipment Purchase Agreement dated as of January 16, 1996, by and between Siecor Corporation and IXC Carrier, Inc.
               (incorporated by reference to Exhibit 10.9 of the S-4).
    10.8       1996 Stock Plan of IXC Communications, Inc., as amended
               (incorporated by reference to Exhibit 10.10 of the IXC
               Communications, Inc. Annual Report on Form 10-K for the year ended December 31, 1996 and filed with the Commission on
               March 28, 1997 (the "1996 10-K")).
    10.9       IRU Agreement dated as of November 1995 between WorldCom,
               Inc. and IXC Carrier, Inc. (incorporated by reference to
               Exhibit 10.11 of Amendment No. 1 to the S-4).
    10.10+     IXC Communications, Inc. Outside Directors' Phantom Stock
               Plan 1998 Restatement.
    10.11      Business Consultant and Management Agreement dated as of
               March 1, 1998, by and between IXC Communications, Inc. and
               Culp Communications Associates (incorporated by reference to
               Exhibit 10.11 of the March 31, 1998 10-Q).
    10.12      Employment Agreement dated as of December 28, 1995, by and between IXC Communications, Inc. and James F. Guthrie
               (incorporated by reference to Exhibit 10.14 of the S-1
               Amendment).
    10.13      Special Stock Plan of IXC Communications, Inc. (incorporated by reference to Exhibit 10.16 of the 1996 10-K).
    10.14      Lease dated as of June 4, 1997, between IXC Communications,
               Inc. and Carramerca Realty, L.P. (incorporated by reference to Exhibit 10.17 of the June 30, 1997 10-Q).
    10.15      Loan and Security Agreement dated as of July 18, 1997, among
               IXC Communications, Inc., IXC Carrier, Inc. and NTFC Capital
               Corporation ("NTFC") (incorporated by reference to Exhibit
               10.18 of the June 30, 1997 10-Q).
    10.16      IRU and Stock Purchase Agreement dated as of July 22, 1997, between IXC Internet Services, Inc. and PSINet Inc.
               (incorporated by reference to Exhibit 10.19 of IXC Communi-
               cations, Inc.'s Amendment No. 1 to Form 10-Q/A for the
               quarter ended September 30, 1997 filed with the Commission on December 12, 1997 (the "September 30, 1997 10-Q/A")).

    EXHIBIT
    NUMBER                             DESCRIPTION
    -------                            -----------
    10.17      Joint Marketing and Services Agreement dated as of July 22,
               1997, between IXC Internet Services, Inc. and PSINet Inc.
               (incorporated by reference to Exhibit 10.20 of the Septem-
               ber 30, 1997 10-Q/A).
    10.18      Employment Agreement dated as of September 9, 1997, between
               Benjamin L. Scott and IXC Communications, Inc. (incorporated by reference to Exhibit 10.21 of IXC Communication Inc.'s
               Amendment No. 1 to Registration Statement on S-4 filed with the Commission on December 15, 1997 (File No. 333-37157)
               ("Amendment No. 1 to the EPS S-4")).
    10.19      IXC Communications, Inc. 1997 Special Executive Stock Plan
               (incorporated by reference to Exhibit 10.22 of Amendment No.
               1 to the EPS S-4).
    10.20      First Amendment to Loan and Security Agreement dated as of
               December 23, 1997, among IXC Communications, Inc., IXC
               Carrier, Inc., NTFC and Export Development Corporation
               ("EDC") (incorporated by reference to Exhibit 10.21 of the
               1997 10-K).
    10.21      Second Amendment to Loan and Security Agreement dated as of
               January 21, 1998, among IXC Communications, Inc., IXC
               Carrier, Inc., NTFC and EDC (incorporated by reference to
               Exhibit 10.22 of the 1997 10-K).
    10.22+     IXC Communications, Inc. 1998 Stock Plan.
    10.23      Credit Agreement, dated as of October 27, 1998 among the
               Borrower, NationsBank, N.A., as a Lender and Administrative
               Agent, NationsBanc Montgomery Securities, LLC, as Lead
               Arranger, and Credit Suisse First Boston, Goldman Sachs
               Credit Partners, L.P., EDC and TD Securities (USA), Inc.,
               each as a Lender and Co-Syndication Agent (incorporated by reference to Exhibit 10.1 of IXC Communications, Inc.
               Current Report on Form 8-K dated October 27, 1998 and filed with the Commission on November 4, 1998).
    27.1+      Financial Data Schedule.

---------------

+ Filed herewith.