Form 10-K
period 1998-12-31
IXC COMMUNICATIONS INC
filed 1999-03-31
CIK 1009532

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------
                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                            ------------------------

                                   FORM 10-K
                            ------------------------
(MARK ONE)

     [X]  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
        THE SECURITIES EXCHANGE ACT OF 1934

                  FOR THE FISCAL YEAR ENDED DECEMBER 31, 1998

                                       OR

     [ ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
        THE SECURITIES EXCHANGE ACT OF 1934

         FOR THE TRANSITION PERIOD FROM ____________ TO ____________ .

                         COMMISSION FILE NUMBER 0-20803

                            IXC COMMUNICATIONS, INC.
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

                   DELAWARE                                      75-2644120
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

           SECURITIES REGISTERED PURSUANT TO SECTION 12(g) OF THE ACT

                     COMMON STOCK, PAR VALUE $.01 PER SHARE
    SERIES A JUNIOR PARTICIPATING PREFERRED STOCK, PAR VALUE $.01 PER SHARE
                                (TITLE OF CLASS)

     Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

     The aggregate market value of the Common Stock of the Registrant held by non-affiliates of the Registrant on March 19, 1999, based on the closing price of the Common Stock on the NASDAQ National Market on such date, was $1,711,187,165.

     The number of shares of Common Stock, $.01 par value, outstanding (the only class of common stock of the Company outstanding) was 36,602,934 on March 19, 1999.

                      DOCUMENTS INCORPORATED BY REFERENCE

     Portions of the Registrant's Proxy Statement to be filed with the Securities and Exchange Commission within 120 days of December 31, 1998, in connection with the Annual Meeting of Stockholders are incorporated by reference into Part III hereof.

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                            IXC COMMUNICATIONS, INC.

                                   FORM 10-K
                  FOR THE FISCAL YEAR ENDED DECEMBER 31, 1998

                               TABLE OF CONTENTS

                                                                        PAGE
                                                                        ----
                                   PART I
Item 1.   Business....................................................    4
Item 2.   Properties..................................................   29
Item 3.   Legal Proceedings...........................................   30
Item 4.   Submission of Matters to a Vote of Security Holders.........   30

                                  PART II
Item 5.   Market for Registrant's Common Equity and Related
          Stockholder Matters.........................................   31
Item 6.   Selected Financial Data.....................................   32
Item 7.   Management's Discussion and Analysis of Financial Condition
          and Results of Operations...................................   32
Item 7A.  Quantitative and Qualitative Disclosures About Market
          Risk........................................................   43
Item 8.   Financial Statements and Supplementary Data.................   43
Item 9.   Changes in and Disagreements with Accountants on Accounting
          and Financial Disclosure....................................   43

                                  PART III
Item 10.  Directors and Executive Officers of the Registrant..........   44
Item 11.  Executive Compensation......................................   44
Item 12.  Security Ownership of Certain Beneficial Owners and
          Management..................................................   44
Item 13.  Certain Relationships and Related Transactions..............   44

                                  PART IV
Item 14.  Exhibits, Financial Statement Schedules, and Reports on Form
          8-K.........................................................   44
Signatures............................................................   50
Glossary..............................................................   51
Financial Statements..................................................  F-1

                           FORWARD-LOOKING STATEMENTS

     We have included "forward-looking statements" throughout this document. These statements describe our attempt to predict future events. We use the words "believe," "anticipate," "expect," and similar expressions to identify forward-looking statements. You should be aware that these forward-looking statements are subject to a number of risks, assumptions, and uncertainties, such as:

     - Risks associated with our capital requirements and existing debt, including the need to obtain additional capital to refinance indebtedness and provide working capital for operations;

     - Risks associated with increasing competition in the telecommunications industry, including industry over-capacity and declining prices;

     - Risks associated with our ability to successfully integrate our recent acquisitions;

     - Changes in laws and regulations that govern the telecommunications industry;

     - Risks related to continuing our network expansion without delays including the need to obtain permits and rights-of-way;

     - Risks associated with our ability to continue our strategy of growth through acquisitions; and

     - Risks related to our ability to prepare our information technology systems for Year 2000.

     This list is only an example of some of the risks that may affect our forward-looking statements. If any of these risks or uncertainties materialize (or if they fail to materialize), or if the underlying assumptions are incorrect, then our results may differ materially from those we have projected in the forward-looking statements. We have no obligation to revise these statements to reflect future events or circumstances.

ITEM 1. BUSINESS

OVERVIEW

     We are a leading provider of data and voice telecommunications transmission services. We own and operate an advanced coast-to-coast digital communications network that includes 9,300 fiber route miles of fiber optic transmission facilities. Substantial additions to our network are under construction, and we project our network to include approximately 16,400 fiber route miles by the end of 1999. Our facilities also include 9 long distance switches and 26 ATM-Frame Relay switches, which we are using to capitalize on the growing demand for Internet and electronic data transfer services. Through a combination of our facilities and the facilities of other carriers, we originate and terminate long distance traffic in all 50 U.S. states, and terminate long distance traffic in over 200 foreign countries. Revenue has grown rapidly, from $154.7 million in 1995 to $668.6 million in 1998.

     Our customers include AT&T, MCIWorldCom, Sprint, PSINet, Inc., Cable & Wireless, Excel Communications, Inc., Qwest, Frontier and over 500 other long distance companies, wireless companies, cable television providers, Internet Service Providers ("ISPs") and government agencies. We also have over 113,000 retail customers, most of which are small and medium size businesses.

     We have three principal segments of business. First, we lease dedicated circuits, or private lines, to other companies for the transmission of voice and data. Second, we provide long distance switched services by transmitting long distance traffic through our switches. Finally, we are an Internet services and backbone provider that also provides ATM-Frame Relay-based switched data services.

     Private Line. Our private line customers include ISPs, long distance carriers and cable television companies. Our customers may transmit voice, data, or Internet traffic over our network. Our pricing for private line sales contracts varies with both the amount of capacity, or bandwidth, and the length of the leased circuit. We provide capacity in varying increments, including the ability to provision circuits with multiple OC-192 capacity. Private line sales contracts are typically either service agreements that provide for recurring monthly payments or indefeasible right to use ("IRU") agreements, in which a large payment is received by us at the beginning of the service term. Generally, month-to-month service contracts contain substantial "take or pay" commitments that require the customer to make the payment regardless of whether full capacity was utilized. We provide private line circuit contracts to over 275 customers, including AT&T, MCIWorldCom, Sprint, PSINet, Level 3 Communications, Cable & Wireless, Qwest Communications, and Frontier.

     Long Distance Switched. Our long distance switched services are processed through digital switches and carried over our network or over other long distance circuits and transmission facilities that we lease. We sell these services on a per-call basis, charging by minutes of use, with payment due monthly after services are rendered. Our focus in this business is end users, however, we also service long distance resellers (both switchless resellers and switched resellers that lack switches in geographic regions). The end users, our retail customer base, consist primarily of small and medium size businesses. We are expanding our sales to retail customers through internal growth after the acquisition of Telecom One in 1997, Eclipse Telecommunications, Inc. (formerly named Network Long Distance, Inc.) in 1998, and the planned acquisition of Coastal Telecom Limited Company in 1999. Additionally, we formed a joint venture with Unidial Communications to sell communications services using our network through a full-time, national direct sales force. We may continue acquiring additional resellers that provide significant network or product synergies. We sell long distance switched services to over 113,000 end users and over 245 long distance resellers.

     Data/Internet Services. Our network includes 26 ATM-Frame Relay switches and was built with SONET technology and broadband capabilities. It supports advanced, capacity-intensive products that use comparatively large amounts of bandwidth, such as ATM-Frame Relay, multimedia, and Internet-related applications. We market a full line of data/Internet products and services. We market these products and services to ISP's, resellers, CLECs and end users. Included in our suite of products are back office support functions including branded order entry and provisioning. To simplify Internet connectivity for customers requiring dedicated services, we include a comprehensive line of customer-premise equipment in our offerings.

In order to accelerate our ability to provide these offerings to our customers, we acquired four companies in the Internet technology business, as follows:

     - We acquired Network Evolutions, Inc. ("NEI"), a company that provides data consulting services and network design solutions. Beginning in 1999 NEI will also become a Cisco Systems, Inc. certified training center;

     - We acquired The Data Place, Inc. ("Data Place"), which supplies companies with complete network systems integration solutions. This acquisition gave us additional expertise in the systems integrator channel for selling broadband services.

     - We acquired ntr.net Corporation ("NTR"), an ISP located in Louisville, Kentucky. NTR offers custom back office support to wholesale customers as well as multiple Internet dial-up services. Through this subsidiary, we offer a fully operational back office solution, including private label capability for supporting wholesale accounts. This affords us a wholesale dedicated and dial-up product for both our wholesale and retail customer bases.

     - We acquired the assets of SMARTNAP, a subsidiary of SMART Technologies in Austin, Texas. SMARTNAP is an ISP that provides aggregated Internet access, collocation of Web servers and routers and end-site Internet managed connectivity. These operations gave us an immediate entry into Web hosting and dedicated Internet connectivity markets.

     In addition to these acquisitions, we consummated an agreement with PSINet, Inc. in which we provided PSINet an IRU in 10,000 miles of OC-48 capacity on our network in exchange for 10.2 million shares of PSINet's common stock. We also acquired 34% of Applied Theory Communications, Inc. This investment gave us access to critical Internet expertise. Applied Theory services the New York state research and education community.

     In December 1998, we activated the first coast-to-coast next generation Internet Protocol OC-48 backbone network to carry both commercial and research community traffic. Named Gemini2000, this network carries traffic at speeds of
2.5 gigabits per second. Gemini2000 will offer a full range of voice, data, Internet and integrated communications services to our customers.

     Fiber Sales. We have sold IRUs in excess fiber to various other communications companies including MCIWorldCom, LCI International Management Services, Inc. (now a subsidiary of Qwest), and The Williams Companies. We received cash proceeds of approximately $128.5 million in cash and $105.2 million in notes receivable from these sales in 1998. Revenue from these transactions amounted to only $8.9 million in 1998 because we recognize revenue from sales of fiber over the term of these agreements, which range from 10 to 25 years. In addition to fiber sales, we have swapped excess fiber with other carriers. In 1997, we acquired rights to fiber in routes to be constructed from Los Angeles to San Francisco, Las Vegas to Portland, Washington, D.C. to Houston, and New York City to Washington, D.C. in such exchanges.

     International Joint Ventures. We formed Storm Communications, Ltd., a joint venture with Telenor AS, the Norwegian national telephone company, to provide telecommunication services to carriers and resellers in Europe. We also indirectly hold a minority interest in Grupo Marca-Tel S.A. de C.V. ("Marca-Tel"), a Mexican telecommunications provider.

     Our principal executive offices are located at 1122 Capital of Texas Highway South, Austin, Texas, 78746. Our telephone number is (512) 328-1112.

INDUSTRY

  Development and Regulation

     The development of the long distance telecommunications industry was strongly influenced by a 1982 court decree requiring the divestiture by AT&T of its seven RBOCs and dividing the country into approximately 200 LATAs. The seven RBOCs were allowed to provide local telephone service, local access service to long distance carriers and intra-LATA long distance service (service within a LATA), but were prohibited from providing inter-LATA service (service between LATAs). The right to provide inter-LATA service was given to AT&T and the other interexchange carriers, including the LECs that are not RBOCs. The FCC requires all interexchange carriers to allow the resale of their inter-LATA services to long distance carriers, and the 1982 court decree substantially eliminated different access arrangements as distinguishing features among long distance carriers. These and other legislative and judicial factors have helped smaller long distance carriers emerge as alternatives to AT&T, MCIWorldcom and Sprint for long distance services.

     The Telecommunications Act of 1996 ("Telecom Act"), among other things, allows the RBOCs and others such as electric utilities and cable television companies to enter the long distance business. The Telecom Act will substantially alter the way in which the telecommunications industry is regulated. Such changes are, however, difficult to predict accurately, because FCC proceedings and appellate review of the numerous administrative regulations adopted to implement the Telecom Act, including universal service and access charge reform, are still ongoing. Entry of the RBOCs or other entities such as electric utilities, cable television companies or foreign companies into the long distance business may result in reduced market shares for existing long distance companies and additional pricing pressure on us and other long distance providers. See "-- Risk Factors -- Competition," "-- Risk Factors -- Recent Legislation and Regulatory Uncertainty" and "-- Regulation."

Market and Competition

     General. The telecommunications market is highly competitive. Competition for both resellers and end-user customers is based upon pricing, advertising, customer service, network quality and value-added services. Industry observers estimate that over 600 smaller companies have emerged to compete in the long distance business. See "-- Risk Factors -- Competition."

     Private Line Services. Long distance companies may be categorized as facilities-based carriers (those who own transmission facilities) and non-facilities-based carriers (those who do not own transmission facilities). Sellers of private line services are generally facilities-based carriers that own long distance transmission facilities, such as fiber optic cable or digital microwave equipment. The first-tier and some second-tier long distance companies are facilities-based carriers offering private line services nationwide. Facilities-based carriers in the third tier of the market generally offer private line services only in a limited geographic area. Customers using private line services include: (1) facilities-based carriers that require long distance transmission capacity where they have geographic gaps in their facilities, need additional capacity or require geographically diverse routing; (2) non-facilities-based carriers requiring long distance transmission capacity to carry their customers' long distance traffic, and (3) ISP companies who desire capacity to provide a more robust Internet atmosphere for their customers. Our competitors in the private line business include AT&T, MCIWorldCom, Sprint, Qwest, Frontier, Williams, Level 3, and certain regional carriers. Important competitive factors in the private line business are quality, reliability, price, customer service, network location and availability. See "-- Private Line Services."

     Long Distance Switched Services. Long distance companies may be characterized as switched or switchless carriers. A switch is a device that opens and closes circuits or selects the paths or circuits to transmit information. Switching interconnects circuits to form a transmission path between users. Sellers of long distance switched services are generally switched carriers that own one or more switches that direct telecommunications traffic. Facilities-based carriers are generally switched carriers. Our customers for wholesale switched services include both switched and switchless resellers. Our retail customers are generally small to medium size businesses seeking inexpensive, reliable long distance voice and data transmission capability. Competitors in the long distance switched services business include AT&T, MCIWorldCom, Sprint, Qwest, Frontier, as switched carriers. Important competitive factors in the long distance switched services business are price, customer service (particularly with respect to speed in delivery of computer billing records and set-up of new end users with the LECs), ability of our network to complete calls with a minimum of network-caused busy signals, scope of services offered, reliability and transmission quality.

     Data/Internet Services. This business consists of assisting customers in using the Internet for internal purposes and for advertising and selling their products over the Internet. Also known as "e-commerce", the sale of products and services over the Internet is growing rapidly. The ability of businesses to participate in e-commerce depends upon the technological expertise available to the businesses, either internally or from others. As e-commerce is a recent phenomenon, few small or medium size businesses have sufficient internal technological resources. As a result, these companies look to consultants for Internet, networking and web-hosting assistance. Service providers in the industry range from small consulting firms to large telecommunications industry leaders such as MCIWorldCom. We provide service to resellers in the wholesale market and to end users in the retail market.

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

Network Transmission Medium

     Long distance voice traffic generally is transmitted through digital microwave or fiber optic systems. Long distance data traffic is generally transmitted through fiber optic systems or satellites.

     Fiber Optic Systems. Fiber optic systems use laser-generated light to transmit data and voice in digital format through fine strands of glass. Fiber optic systems are characterized by large circuit capacity, good sound quality, resistance to external signal interference and direct interface with digital switching equipment. A pair of modern fiber optic strands, using current technology, is capable of carrying eight or more OC-192s. Because fiber optic signals disperse over distance, they must be regenerated at sites located along the fiber optic cable (on older fiber optic systems the interval is 20 to 25 miles; on newer systems that utilize modern fiber optic cable and splicing methods, such as is used in the expansion of our network, it is approximately 50 to 75 miles).

     Microwave Systems. Although limited in capacity in comparison with fiber optic systems (generally, no more than 28 DS-3s can be transmitted by microwave between 2 antennae), digital microwave systems offer an effective and reliable means of transmitting voice and data signals over intermediate and longer distances. Microwaves are very high frequency radio waves that can be reflected, focused and beamed in a line-of-sight transmission path. Because of their electro-physical properties, microwaves can be used to transmit signals through the air, with relatively little power. To create a communications circuit, microwave signals are transmitted through a focusing antenna, received by an antenna at the next station in the network, then amplified and retransmitted. Because microwaves weaken as they travel through the air, this transmission process must be repeated at repeater stations, which consist of radio equipment, antennae and back-up power sources, located on average every 25 miles along the transmission network.

BUSINESS STRATEGY

     Our objective is to become the preferred provider of integrated network-based information delivery solutions, utilizing our high-capacity, state-of-the-art nation-wide fiber network. To that end, we plan to:

     - focus on high value integrated data and voice services to end users;

     - expand our network by constructing, swapping and building new fiber routes and reduce operating costs by replacing capacity currently leased from other carriers with our own network capacity;

     - integrate our Internet-related services, our voice services, and our private line services to accommodate complete business solutions;

     - pursue additional revenue opportunities in our private line business by leveraging our network's capacity and focusing on large capacity requirements of customers;

     - capitalize on the rapid growth in demand for data transmission services, by aggressively marketing data services;

     - expand retail channel revenue through Telecom One, Eclipse, and Coastal, and by making selective acquisitions of other strategically positioned resellers; and

     - utilize international alliances to obtain additional international traffic on our network and provide global connectivity to our customers.

     In order to implement this strategy we intend to pursue the following:

     Expand the Data and Internet Business. The SONET technology and broadband capabilities in our network provide a platform to support advanced, capacity-intensive products such as ATM-Frame Relay, multimedia, and Internet-related applications. We have equipped our network with 26 data switches and other equipment that has allowed us to be in the ATM-Frame Relay transmission business. In 1998, we acquired four Internet-related businesses to improve our offerings in this area. We acquired NEI, which provides Internet consulting; Data Place, which supplies businesses with complete network systems integration solutions; NTR, which supplies back office support to wholesale customers and Internet dial-up services to end users; and the assets of SMARTNAP, which provides aggregated Internet access, collocation of Web servers and routers, and end-site managed connectivity.

     Increase Private Line Revenue. We will continue to sell high capacity (e.g. OC-3, OC-12, OC-48, OC-192) long- term private line agreements. These transactions will consist of both IRU capacity agreements and monthly leases of capacity. We expect our current success of supporting major ISP's will expand in the future as e-commerce increases.

     We designed our network to traverse routes geographically diverse from those of other facilities-based carriers. In recent years, companies such as AT&T, MCIWorldCom and Sprint have used our network's routes to help protect their networks in case of a service outage. Such companies prefer routes separated geographically from their own networks to increase the possibility that the alternative route will be functional in case of a natural disaster. We believe our network expansion greatly increases the attractiveness of our network as an alternative routing backup to the major carriers.

     Improve the Long Distance Switched Services Business. We have established ourself as an alternative provider of long distance switched services with nationwide origination and domestic and international termination capability. We plan to expand the focus of our retail products and services, including services designed to enhance our customers' ability to pursue business and manage their business over the Internet. We plan to market these integrated data and voice services to the end users through our retail marketing organization, which currently consists of Eclipse, Telecom One, and will also include Coastal if and when the purchase of that company is completed. We have approximately 113,500 retail long distance customers.

     Reduce Operating Costs. As we expand our network, capacity leased from other carriers may be transferred to our network. Revenue growth may result in increased future off-net usage if revenue opportunities include geographic areas that our network currently does not reach or if capacity on our network is unavailable.

     Enter Into Cost-Saving Arrangements. We have built excess fiber in our network that can leased or sold to other carriers or exchanged for fibers or capacity on other carriers' networks. We will seek to obtain the right to install our fibers in new routes being constructed by other carriers along our planned network expansion routes in exchange for sharing network construction costs, allowing the other carrier to use excess fiber along certain of our existing routes, or allowing the other carrier to add its fiber to existing certain segments of our network. We have already completed several fiber exchanges with other carriers that have reduced the per-route-mile cost of construction.

THE NETWORK

  Facilities

     Our network includes approximately 9,300 fiber route miles. Our owned facilities are supplemented with approximately 283,000 DS-3-equivalent miles of capacity obtained from other carriers. Of such capacity, we lease over 244,000 DS-3 miles. Approximately 39,000 DS-3 miles of such capacity has been obtained through long-term capacity-exchange agreements with other companies. These exchange agreements are possible because of the placement of our network in locations where other facilities-based carriers require additional capacity and the comparatively large expense to other carriers of constructing new fiber optic facilities. Such exchange agreements increase the scope of our network through the addition of the exchanged capacity and reduce our cash expenditures for off-net facilities.

     Our network includes nine digital long distance voice/data switches in major cities. Each of the switches is directly connected over on-net or off-net private line circuits to: (1) at least two other switching centers; (2) certain of our hubs (central locations where telecommunications traffic is collected for transport and distribution); and (3) certain switching centers or central switching facilities of LECs (central offices). The hubs are connected (generally by off-net circuits) to LEC central office switches, which in turn are connected to end-user telephone lines. The switches use common channel signaling (SS7), which reduces connect time delays. The network also includes 26 ATM-Frame Relay data switches located in major cities. Our switched operations are supplemented by agreements with MCIWorldCom. Under these agreements MCIWorldCom supplies switched capacity on a per-minute basis, automatically handling calls routed through LEC central offices not connected to our hubs or switches and handling calls which exceed the capacity of our switched network. The capacity of our switches may be expanded with processor upgrades, and additional memory and ports.

     Our fiber optic routes are constructed with fiber capable of supporting bi-directional SONET rings for enhanced network reliability. As each new route is completed and placed into service, it is equipped with at least one OC-192 in order to provide initial transmission capacity. We also equip certain of our routes with additional OC-48/OC-192 capacity in order to meet customer demand.

  Network Reliability

     Our network offers a reliable means of transmitting large volumes of voice and data signals. Monitoring is conducted from the national operations center in Austin on a 24-hour, seven-day per week basis. This system alerts technicians to situations that could affect customer transmission and generally allows us to take remedial actions before customer service is affected. In addition, at December 31, 1998, approximately 157 operations personnel were employed along our network to perform preventative maintenance as well as repair functions on our private line network. Operations personnel conduct annual system performance testing and make periodic unannounced visits to terminal sites to evaluate technician performance. At December 31, 1998, a staff of 31 technicians was employed to provide maintenance and other technical support services for switched long distance services.

  Network Expansion

     The expansion of our network delivers the following significant strategic and financial benefits:

     - substantial savings by moving traffic onto our network that is currently carried on circuits that are leased from other carriers;

     - high-capacity new routes and substantially increased capacity on certain existing routes, allowing increased revenue by leasing additional circuits to customers, including high-capacity circuits such as OC-3s, OC-12s and OC-48s;

     - lower underlying transmission and network operating costs;

     - addition of sufficient capacity to support increasing demand from Internet and ATM-Frame Relay; and

     - reduced capital costs through sales and exchanges of excess fiber which is included in our network expansion specifically for that purpose;

     We are adding thousands of additional fiber route miles to increase the geographic scope and capacity of our network. Our network connects our switches with high-capacity private line circuits, utilizing advanced fiber optic technology capable of efficiently transmitting capacity-intensive services, such as Internet, Intranet, multimedia applications, and ATM-Frame Relay. The routes of our network expansion have generally been geographically diverse from the existing fiber networks of AT&T, MCIWorldCom and Sprint.

     Construction. Our network expansion is planned to cover, to the greatest extent practicable, routes where one or more of the following factors are present: (1) customer demand indicates a need for high-capacity fiber network on the route; (2) the route is attractive as a complement to the routes of other carriers, allowing the lease of capacity on the route to other carriers to exchange a portion of capacity on the route for capacity in routes from other carriers; or (3) the capacity will replace capacity currently leased from other carriers.

     Cost. The principal components of network expansion cost include: (1) fiber optic cable in conduit; (2) engineering and construction labor; (3) optronic and electronic equipment and (4) rights-of-way. The rights-of-way are provided pursuant to long-term leases or other arrangements (some of which may provide for substantial continuing payments) entered into with railroads, highway commissions, pipeline owners, utilities or others. Although we have not yet obtained all the necessary rights-of-way along the planned routes, it is anticipated that the rights-of-way will be available.

     Through cost-saving arrangements, our network cost has been reduced. The cost-saving arrangements include: (1) leasing or selling excess fiber to other carriers; (2) exchanging excess fiber for fibers or capacity on other carriers' networks; or (3) installing our fibers in new routes being constructed by other carriers along our proposed network expansion route in exchange for (a) sharing network construction costs; (b) allowing other carriers to use excess fiber along certain of our network routes; or (c) allowing other carriers to add their fiber to certain segments of our network. See "Risk Factors -- Negative Cash Flow and Capital Requirements." We have experience with these arrangements with several major carriers, including MCIWorldCom, Sprint, Cable & Wireless, Qwest, GST and the Williams Company.

PRIVATE LINE SERVICES

  Overview

     Approximately 33.7% of total revenue in 1998, approximately 31.0% of total revenue in 1997, and 35.4% of total revenue in 1996 were generated by the private line business. We currently have over 275 active private line customers.

  Strategy

     We seek to expand our private line business through meeting these objectives:

     - expand our network to provide additional capacity on existing routes and new high-capacity routes with access to major population centers (including routes that may be attractive to other major carriers as backup routes);

     - provide high-quality, reliable private line services on a fixed-cost basis at rates generally below those currently offered by competitors; and

     - use the expanded network as a platform to support increased private line circuit demand from Internet, ATM-Frame Relay, multimedia, and other capacity-intensive applications.

     We have reduced expenses in the private line business related to transmission expense as traffic from circuits leased from other carriers moved onto our network.

  Customers and Marketing

     We have over 275 active private line customers, including AT&T, MCIWorldCom, Frontier, Sprint, PSINet, Cable & Wireless, Qwest and Level 3 Communications. We have historically enjoyed a high customer retention rate in the private line business.

     Private line circuit capacity is generally marketed to: (1) ISP's to support their Internet business; (2) facilities-based carriers that require private line capacity where they have geographic gaps in their facilities, need additional capacity or require geographically different, alternative routing; and (3) non-facilities-based carriers requiring private line capacity to carry their customers' long distance traffic. Most of our direct sales efforts are focused on providing customer support services to existing customers and on adding new customers. A single sales force sells both private line and wholesale long distance services. That sales force consists of 43 account managers based at our headquarters in Austin and at direct sales offices in or near Washington, D.C., New Haven, San Francisco, Kansas City, Chicago, St. Louis, Houston and Sunrise Beach, Missouri.

     During 1998 MCIWorldCom accounted for approximately 19.4% of our private line revenue. See "-- Risk Factors -- Reliance on Major Customers."

  Prices and Contracts

     Private line sales contracts are typically either service agreements that provide for recurring monthly payments or IRU agreements in which a large payment is received by us at the beginning of the service term.

     The first type of sales contract is the monthly service agreement. These agreements generally provide for either a lease with original terms of 1 to 5 years and for monthly payment in advance on a fixed-rate basis, calculated according to the capacity and length of the circuit. Generally, month-to-month service agreements contain substantial "take or pay" commitments. Furthermore, circuit orders under private line agreements are generally for a term of one year or more and may not be canceled by the customer. However, the agreements generally provide that the customer may terminate service without penalty "for cause" in the event of substantial and prolonged outages arising from causes within our control, and for other defined causes. Generally, the lease agreements further provide that the customer may terminate the agreement "for convenience" at its discretion at any time upon giving us notice. However, termination for convenience generally requires either full payment of all charges through the end of the initial lease term or payment of substantial termination fees intended to allow the recovery of certain costs and, in some cases, lost profits. Damages attributable to a customer's termination of the agreement are generally reduced by an offset for any income earned from re-leasing the terminated capacity during the remaining portion of the lease term.

     The second type of sales contract is the IRU agreement. IRU agreements generally give the customer the right to use a specified level of capacity for a fixed period. The terms of IRU agreements range from 10 to 20 years and are typically longer than the terms of monthly service agreements. IRU agreements are typically paid for by the customer at the time the contract is signed.

  Competition

     Our competitors in this business include AT&T, which is the largest supplier of long distance voice and data transmission services in the United States, MCIWorldCom, Sprint, Qwest, and the Williams Company. Certain of these competitors have substantially greater financial resources than we have and some have a more extensive transmission network than our network. Because of the Telecom Act and agreement with the World Trade Organization ("WTO"), countries are required to open world telecommunications markets to competition. This became effective on February 5, 1998, and so United States carriers could now face competition from foreign carriers. In the future, we will face competition from the RBOCs, GTE Corporation and others such as electric utilities and cable television companies. See "-- Risk Factors -- Competition."

LONG DISTANCE SWITCHED SERVICES

  Overview

     Long distance switched services are telecommunications services processed through digital switches and carried over long-haul circuits and other transmission facilities we own or lease. We sell long distance switched services on both a wholesale and a retail basis charging by minutes-of-use per call, with payment due monthly after services are rendered. In 1998, sales of long distance switched services accounted for approximately 62.0% of total revenue.

  Strategy

     We seek to increase margins from long distance switched services business through meeting these objectives:

     - increase retail penetration in small and medium size businesses through our rapidly expanding retail sales force;

     - offer higher-value integrated packages of dedicated circuit, Internet and long distance services to end users;

     - offer pricing which is generally lower than that charged by AT&T and competitive with that of other long distance service providers

     We seek to increase the profitability of the long distance switched services business by offering higher value packages of services, decreasing our average cost per minutes-of-use through efficiencies achieved with higher volumes and through reducing network costs through our network expansion. See "-- Business Strategy."

  Customers and Marketing

     We intend to focus on selling retail long distance services directly to small and medium size businesses, targeting those businesses that use $1,000 or more per month of such services. At December 1998, 305 sales executives were responsible for selling retail long distance services. The wholesale business sales efforts have been focused on large reseller customers with monthly volumes of at least $1.0 million.

     Excel. Excel has been our largest long distance switched services customer. In 1998 Excel accounted for 18.2% of total switched long distance revenue. Going forward, this will change as our contract with them has been amended to include both private line and long distance switched service business. We expect Excel to use more of our private line services and reduce its use of our long distance switched services.

     Customer Contracts. Our rates for switched long distance services generally vary with the duration of the call, the day and the time of day the call was made and whether the traffic is intrastate, interstate or international. The rates charged are not affected by which facilities are selected by the switching centers for transmission of the call or by the distance of the call. Different rates are applied to combined origination and termination services than are applied to termination services. The agreements with customers for long distance switched services generally provide for payment in arrears based on minutes-of-use. The agreements generally also provide that wholesale customers may terminate the affected service without penalty in the event of substantial and prolonged outages arising from causes within our control, and for certain other defined causes. Generally, the agreements provide that the customer, in order to avoid being obligated to pay higher rates (or, in some cases, penalties), must use at least a minimum dollar amount (measured by dollars or minutes-of-use) of long distance switched services per month for the term of the agreement.

     Customer Care. We believe that customer support is an important factor in attracting and retaining both wholesale and retail customers for our long distance switched services. Customer service for long distance switched services includes processing new accounts, responding to inquiries and disputes relating to billing, credit adjustments and cancellations and conducting technical repair and other support services. We manage customer care for wholesale customers using IXC Online, which is our proprietary customer service software that is designed to allow customers to: (1) place orders for switched services;
(2) arrange with the appropriate LEC to register the carrier as the designated long distance carrier for its new end users; and (3) download current call detail records for its end users for billing purposes.

  Decreased Costs through Increased Volumes or Greater Efficiency

     Large minutes-of-use volumes should enable us to spread fixed network costs over more minutes-of-use and to more efficiently configure our network, thereby reducing the average cost per minutes-of-use. We seek to efficiently configure the circuits available so that calls are completed on a cost-effective basis. Periodically, calling patterns are analyzed using mathematical formulas to determine the circuit capacity required to cost-effectively service the expected call volume. For example, if there is sufficient calling traffic available, the transmission circuitry in an area may be upgraded from DS-1 to DS-3. A similar analysis will be made when deciding whether to install a new switch in a region. We are continuing to develop procedures to better analyze expected traffic patterns in order to enhance network efficiency and identify customers generating an unprofitable mix of traffic.

  Services

     We market a variety of wholesale and retail switched long distance services, including 1-800, credit card, operator services, directory assistance, international service and the following:

     1 Plus Switched Service. Provides direct-dial service over our network.

     1 Plus Dedicated Service. Provides direct-dial service over our network for end users that have arranged to connect to our nearest hub through a local loop. This service is less expensive than 1 Plus Switched Service because the access charges of the end user's LEC are reduced.

     800/888 Switched Service. Provides service for business over our network that allows calls to be made for specific location at no charge to the calling party. Use of the "800" or "888" service code denotes calls that are to be billed to the receiving party.

     800/888 Dedicated Service. Provides 800/888 service over our network for end users that have arranged to connect to our nearest hub through a local loop. This service is less expensive than 800/888 Switched Service because the access charges of the end user's LEC are reduced.

     Calling Card Service. Provides telephone card service.

     Debit Card Service. Provides prepaid telephone card service.

     Switched Termination Service. Provides carrier customers using a switch in one area with termination services in other areas.

     Direct Access Line Service. Provides customers with direct access to long distance lines, bypassing the LEC lines.

  Acquisitions and Investments

     The acquisitions of Telecom One in July 1997 and Eclipse in June 1998 were made to enhance our retail sales growth, using shares of our common stock as consideration. We obtained 4.25 million shares of DCI Telecommunications, Inc. in November 1998, in consideration for a note from one of our customers which was also a vendor of DCI and other consideration. DCI is an international provider of telephone services, including long distance, prepaid telephone cards and Internet services. DCI has an option to repurchase all 4.25 million shares of its common stock from us through April 1, 1999, at a price of approximately $18 million. In the event the option is not exercised there will be an adjustment to the number of shares we own on June 1, 1999, if the 15-day volume weighted average price of the DCI shares is outside the range of $4.20 to $5.88. After this adjustment, if any, we will own common stock of DCI with a minimum value of approximately $18 million and a maximum value of $22 million. We account for this investment using the cost method.

     In January 1999, we entered into an agreement (subject to certain regulatory requirements and other conditions) to acquire Coastal in exchange for shares of our common stock, warrants to purchase common stock, a note and cash. Coastal is a retail long distance service provider with over 100,000 small business customers. We may, from time to time, acquire other businesses, assets or securities of companies that we believe provide a strategic fit with our business and network. We continue to review potential acquisition candidates and have held discussions with several of these candidates. We may use our common stock as consideration for other acquisitions. See "-- Risk Factors -- Growth Through Acquisitions; Integration of Acquired Businesses."

  Competition

     We compete with numerous facilities-based interexchange carriers, some of which are substantially larger, have substantially greater financial, technical and marketing resources and use larger transmission systems. AT&T is the largest supplier of long distance switched services in the United States inter-LATA market. Other competitors in selling long distance switched services include (1) facilities-based carriers such as MCIWorldCom, Sprint, Frontier, and Qwest and certain regional carriers, and (2) non-facilities-based carriers. Because of the Telecom Act and the recent WTO Agreement, we will also face competition from the RBOCs, GTE and others such as electric utilities, cable television companies and foreign companies. We believe that the principal competitive factors affecting us are price, customer service (particularly with respect to speed in delivery of computer billing records and set-up of new end users with the LECs), ability of our network to complete calls with a minimum of network-caused busy signals, scope of services offered, reliability and transmission quality. The ability to compete effectively will depend upon our ability to maintain high-quality services at prices generally equal to or below those charged by our competitors. In the United States, price competition in the long distance business has been intensive over the last 5 years. The combination of MCI and Worldcom in 1998 and the 1995 classification by the FCC of AT&T as a "non-dominant" carrier, freeing it from price regulation, have resulted in decreasing long distance service prices. We believe that to compete with these large competitors, we need to price our services below theirs. See "-- Risk Factors -- Competition."

DATA/INTERNET SERVICES

  Overview

     Data/Internet services generated $9.0 million of revenue in 1998, representing approximately 1% of our 1998 revenue. Prior to 1998, we had less than $1.0 million of revenue in this segment.

  Strategy

     We plan on expanding our data/Internet business through meeting these objectives:

     - expand our network's ability to carry digital traffic by using our 26 ATM-Frame Relay switches and using SONET technology that supports capacity-intensive products;

     - increase the products available by having our 1998 Internet acquisitions act as product houses to quickly bring to market new Internet-related products;

     - sell the products developed by this product group as both stand-alone products and as integrated products with our private line and long distance products;

     - use our wholesale and retail sales forces to sell products developed by our data/Internet group; and

     - implement a billing system that will invoice customers for data/Internet, private line and long distance services on one bill;

     In February 1999, we announced an alliance with Cisco Systems, Inc. to deploy emerging packet-based technologies utilizing Cisco's internetworking solutions over our network. This alliance is working on areas of emerging Internet protocol internetworking such as packet over SONET product and service definition. As part of this relationship, we will be deploying Cisco 12000-gigabit switch routers throughout an OC-48 advanced Internet backbone network called Gemini2000. Using this configuration, we will be positioned to offer end-to-end Internet Protocol based solutions at the customer premises.

  Customers and Marketing

     We had over 36,000 data/Internet customers at year-end 1998. These customers are generally small and mid-size businesses which use our services to enhance internal communications and communications and commerce with their customers. In 1998 we had no materially significant customers in this segment of our business.

     Our wholesale and retail sales forces provide the direct sales efforts for these services. These sales forces have sales offices in major cities throughout the United States. Our wholesale and retail customer service departments provide customer care for these customers. Technological issues are handled by our employees in the product development area.

  Prices and Contracts

     The data/Internet segment includes a variety of services; therefore, we do not have a standard agreement. Agreements for non-usage based services are generally 12 month agreements which may be terminated by either side with 30 days notice. These agreements may contain a minimum take or pay period. These services are generally billed to the customer in advance of the service being provided. Usage based services are typically also 12 month agreements with 30 day termination available. The customer is generally billed after the services are provided. Agreements for one-time services, such as consulting work, are for specific work performed and are billed to the customer based either upon project completion criteria or upon when the services have been completed.

  Acquisitions and Investments

     From March through June 1998, we acquired four companies to expand our data/Internet product offerings, as follows:

     - We acquired NEI, a company that provides data consulting services and network design solutions. Beginning in 1999 NEI will also become a Cisco Systems, Inc. certified training center;

     - We acquired Data Place, which supplies companies with complete network systems integration solutions. This acquisition gave us additional expertise in the systems integrator channel for selling broadband services.

     - We acquired NTR, an ISP located in Louisville, Kentucky. NTR offers custom back office support to wholesale customers as well as multiple Internet dial-up services. Through this subsidiary, we offer a fully operational back office solution, including a private label capability for supporting wholesale accounts. This affords us wholesale dedicated and dial-up products for both our wholesale and retail customer bases.

     - We acquired the assets of SMARTNAP, a subsidiary of SMART Technologies in Austin, Texas. SMARTNAP is an ISP that provides aggregated Internet access, collocation of Web servers and routers and end-site Internet managed connectivity. These operations gave us an immediate entry into Web hosting and dedicated Internet connectivity markets.

     In February 1998 we consummated agreements with PSINet in which we provided PSINet an IRU in 10,000 miles of OC-48 capacity on our network over a 20-year period in exchange for 10.2 million shares of PSINet's common stock. The 10.2 million shares of PSINet stock was valued at $211.6 million at December 31, 1998. We also acquired 34% of Applied Theory, which gave us access to critical Internet expertise. Applied Theory services the New York state research and education community.

  Competition

     There are many competitors in the data/Internet field. Competition for consultative type services range from individuals to large consulting firms such as Andersen Consulting. Competition for providing Internet service comes from ISPs of all sizes including MCIWorldCom, which acquired UUNet, and PSINet.

     Some of our competitors have substantially greater financial, technical and marketing resources. They also have more experience in delivering Internet-related products and therefore, have greater market share and brand-name recognition. In addition, traditional telecommunications carriers, such as AT&T, Cable & Wireless and Sprint compete with us in offering Internet access services. These carriers have greater network coverage and large existing customer bases as well as greater financial and technical resources. Internet-related businesses compete based on price, customer service, and quality of service delivery. The level of competition we expect to experience in the business is affected by consolidations and mergers of existing Internet service and backbone providers and the entry into the Internet service market of traditional telephone service providers including CLECs and other interexchange carriers.

REGULATION

     Certain of our subsidiaries operate as communications common carriers. These subsidiaries are subject to applicable FCC regulations under the Communications Act of 1934, as amended (the "Communications Act"), some of which may be affected by the Telecom Act and regulations already promulgated and currently being developed thereunder. See "-- Risk Factors -- Recent Legislation and Regulatory Uncertainty." In addition, those subsidiaries that operate our microwave network are subject to applicable FCC regulations for use of the radio frequencies. The FCC issues licenses to use certain radio frequency spectrum at transmitter site locations. Each license gives the right to operate a microwave radio station for the term of the license. Currently, we hold licenses to operate the microwave sites in the network. The licenses all expire in 2001. These licenses are renewable upon application containing a statement that they are used in compliance with the applicable FCC rules. We expect that the FCC will renew these licenses in due course. The Communications Act currently limits ownership of an entity holding such licenses by non-U.S. citizens, foreign corporations and foreign governments. We are subject to regulation by the Federal Aviation Administration with respect to the construction of transmission towers and to certain local zoning regulation affecting construction of towers and other facilities.

     Recent court decisions (which were issued before the Telecom Act) require the FCC to require carriers to file tariffs. However, the FCC currently does not actively exercise its authority to regulate such carriers' rates and services. Moreover, the Telecom Act gives the FCC authority to forbear from applying certain provisions of the Communications Act, including the requirement that carriers file tariffs. In 1997, the FCC issued an order implementing a mandatory detariffing policy that eliminates the tariff requirements for non-dominant interstate, interexchange carriers. An appeal of the FCC's order resulted in the order being stayed. The appeal is being held in abeyance, pending the FCC's action on motions for reconsideration. In this proceeding, on March 18, 1999, the FCC adopted rules requiring long distance carriers to disclose their rates on the Internet, once interstate long distance services have been detariffed. The FCC's public disclosure rules will not go into effect until the appellate court has ruled on the merits of the stayed appeal. Regardless of the outcome of the detariffing proceeding, the FCC will retain jurisdiction to act upon complaints against any common carrier for failure to comply with its statutory obligations as a common carrier.

     The FCC regulates many of the rates, charges and services provided by the LECs. Such regulation can also affect the costs of our business and for our customers and competitors, because carriers must purchase local access services from LECs to originate and terminate calls. The FCC's current price cap regulation of the RBOCs and other LECs provides them with considerable flexibility in pricing their services. Pursuant to the Telecom Act, the FCC issued two orders regarding access charge reform and transport rate structure and pricing. The FCC's access charge reform order was recently affirmed by the U.S. Court of Appeals for the Eighth Circuit. LEC tariffs implementing the requirements of the FCC orders have gone into effect. The FCC recently sought additional comments on access charge reform, and the outcomes of any subsequent FCC rulemaking proceedings are impossible to predict. Future changes with respect to access charges may occur.

     Further, on July 18, 1997, in Iowa Utilities Board v. FCC, the United States Court of Appeals for the Eighth Circuit invalidated key portions of the FCC's August 29, 1996 interconnection order, which the FCC had adopted to facilitate the emergence of local exchange competition. The Eighth Circuit's order was appealed to the United States Supreme Court, and on January 25, 1999, the Supreme Court overturned the Eighth Circuit's ruling. The Supreme Court reinstated most aspects of the FCC's interconnection rules. However, the Supreme Court remanded to the FCC the issue of which specific local exchange network elements must be made available to competitors of local exchange carriers. The further emergence and development of local exchange competition may likely be delayed because of appeals of other aspects of the interconnection order and the FCC's decision on the remand issue. Consequently, long distance companies such as us may not benefit as quickly from the lower access costs that might otherwise have resulted had competition in the provision of local access services not been delayed.

     The Telecom Act directed the FCC to establish a system for compensating payphone service providers ("PSPs") on a per-call basis for calls made from payphones, including coinless calls, such as calling card, collect, and "800" calls. On October 9, 1997, the FCC released an order that set a $0.284 per-call "default" rate that long distance carriers are required to pay to PSPs for certain coinless calls. The FCC's order went into effect, but was appealed, and the order was subsequently remanded to the FCC. The FCC recently issued an order setting a default rate of $0.24 per call. However, the new order has not yet gone into effect. Further, the new order is likely to be appealed. Accordingly, the amount of compensation long distance carriers will ultimately be required to pay to PSPs is currently uncertain.

     In addition, the Telecom Act allows the RBOCs and others to enter the long distance business. Entry of the RBOCs or other entities such as electric utilities and cable television companies into the long distance business may have a negative impact on IXC or our customers. The Telecom Act also establishes criteria for RBOC re-entry into in-region long distance markets, and RBOCs are required to obtain FCC approval before they can begin providing such services. To date, the FCC has rejected 5 such RBOC applications, at least one of which was appealed. In that proceeding, the FCC's order denying the application was recently upheld by the appellate court. On December 31, 1997, the U.S. District Court for the Northern District of Texas ruled that the provisions of the Telecom Act that apply specifically to RBOCs are unconstitutional. On February 11, 1998, the District Court stayed its order, and the order was appealed. On September 4, 1998, the U.S. Court of Appeals for the Fifth Circuit overturned the district court's December 31, 1998 Order. The U.S. Court of Appeals for the D.C. Circuit has also rejected arguments that the Telecom Act's restrictions on RBOC reentry are constitutional. Further, the FCC has been working with the RBOC, using a "collaborative process," to facilitate the review and ultimately the approval of such applications.

     The Telecom Act also provides that state proceedings may in certain instances determine access charge long distance providers are required to pay to the LECs. It is uncertain at this time what effect such proceedings may have on such rates. There can be no assurance that such rates will not be increased. Such increases could have a material adverse effect on our customers and us. See "-- Risk Factors -- Recent Legislation and Regulatory Uncertainty" and "Industry Overview."

     Our ability to provide long distance services within any state is generally subject to regulation by a regulatory board in that state. As of December 31, 1998, we are operating and have obtained the requisite licenses and approvals in the 48 contiguous continental United States.

MARCA-TEL

     At December 31, 1998, we owned 50% of Progress International, LLC, which owned 49% of Marca-Tel. This resulted in our indirect ownership in Marca-Tel of 24.5%. The remaining 51% of Marca-Tel was owned by a Mexican individual and a subsidiary of Fomento Radio Beep, S.A. de C.V. The other 50% of Progress was owned by Westel International, Inc. Marca-Tel is developing a telecommunications network in Mexico.

     Through December 31, 1998, we had invested $44.8 million in Progress, including $14.9 million made on behalf of Westel. In 1998 Westel agreed to give us a note for $14.9 million to repay us for certain contributions previously made to Progress on Westel's behalf. The balance of the note receivable from Westel at December 31, 1998, was $9.4 million. The final note payment was due in May 1999 and was secured by a portion of Westel's ownership in Progress. In March 1999 Westel agreed to transfer certain of its share interest collateral to us as repayment of Westel's note payable to us. We gave Westel the right to repurchase such share interests no later than May 31, 1999.

     We account for Progress and Marca-Tel using the equity method of accounting. Through the third quarter of 1998, we recognized our share of losses from Progress and Marca-Tel based on the relative amount of funds we contributed to Progress compared to Westel. Beginning with the fourth quarter of 1998, the sum of our remaining investment in Marca-Tel and the promissory note from Westel was below zero due to the amount of losses we previously recorded; therefore, we suspended recognition of losses from Marca-Tel. We will continue to suspend recognition of losses until Marca-Tel begins reporting net income and all suspended losses have been recovered.

     In September 1995 Marca-Tel entered into an agreement with a vendor to construct a portion of Marca-Tel's telecommunications network in Mexico and to provide significant financing for construction and related equipment and fiber purchases. The vendor has been granted security interests in all of Marca-Tel's assets, including the telecommunications network, and the owners of Marca-Tel, including Progress, have pledged their interests in Marca-Tel to collateralize payment to the vendor. As of December 31, 1998, Marca-Tel owed approximately $77.1 million to the vendor. In February 1999, Marca-Tel amended its credit agreement with the vendor. Marca-Tel restructured its financing and deferred certain payments until June of 1999. In exchange, Marca-Tel granted the vendor the right to acquire up to ten percent of Marca-Tel's non-voting common shares. As of March 1, 1999, the vendor owned 7% of the common equity of Marca-Tel. This has diluted our ownership interest. Progress' overall ownership in Marca-Tel is now 48%, and our indirect interest is now 24%. If Marca-Tel does not pay the vendor, it will be in default under its amended credit agreement.

     Marca-Tel has put further investment in new fiber routes on hold and reduced its scope of operations, awaiting more suitable regulatory and market conditions. We do not anticipate providing significant additional funding to Progress for investment in Marca-Tel until the regulatory and market conditions in Mexico improve. We are not obligated to continue to fund Progress or Marca-Tel. Our existing indentures and our $600 million credit facility contain significant limitations on the amount we may invest in Marca-Tel and other non-majority owned entities. However, failure to provide further significant funding to Progress may prevent Marca-Tel from meeting its financial obligations and may result in the foreclosure of the vendor's security interest. Our interest in Progress, and thus our indirect interest in Marca-Tel, could be lost entirely.

EMPLOYEES

     At December 31, 1998, we employed 1,567 people, of whom 568 provided operational and technical services, 62 provided engineering services and the balance were engaged in administration and marketing. Our employees are not represented by any labor union. We consider our employee relations to be good and have not experienced any work stoppages.

                                  RISK FACTORS

NEGATIVE CASH FLOW AND CAPITAL REQUIREMENTS

  Significant Amount of Capital Expenditures Required in our Business

     Our capital expenditures were $476.4 million and our interest cost including capitalized interest was $47.9 million in 1998. Our earnings before interest, taxes, depreciation and amortization, or EBITDA, were $90.7 million in 1998. Our cash flow from operating activities was $202.3 million and our net loss was $162.5 million in 1998. We expect to make capital expenditures of over $600 million during 1999 and substantial amounts thereafter. We expect to meet the cash requirements of our capital expenditures from:

     - cash on hand;

     - cash flow from fiber sales and operations; and

     - borrowings under our $600 million credit facility;

     - additional equity and/or debt financings; and

     - vendor financing, if available;

     We expect to incur significant additional debt to fund our capital expenditures and expand our business. Among other factors, cost-saving arrangements, increases or decreases in traffic on our network, and unexpected costs, delays or advances in the timing of capital expenditures may cause capital expenditures to vary materially.

     Our ability to make capital expenditures depends in part on:

     - completing our network expansion as scheduled;

     - satisfying our fiber sale obligations;

     - entering into cost-saving arrangements with carriers or other large users of fiber capacity;

     - meeting financial covenants to allow borrowing under our bank credit line;

     - otherwise raising significant capital; and/or

     - increasing cash flow.

     Our failure to accomplish any of these may significantly delay or prevent capital expenditures. If we are unable to make our capital expenditures as planned, our business may grow slower than expected. This would have a material adverse effect on our business, financial condition and results of operations and the value of our securities.

  Insufficient Cash Flow from Operations

     We need cash to meet the operating expenses of our long distance switched services and data/Internet businesses. These services are processed through digital switches and delivered over long-haul circuits and other transmission facilities. To offer long distance switched services, we installed switches and connected them to our network and to the local exchange carriers or LECs, who provide local telephone services. We acquired new software and hired personnel to establish a national switched network. Our long distance switched services business did not generate sufficient gross margins to cover the operating expenses required to support this business. Our goals for continued gross margin improvement include:

     - obtaining traffic that meets our profitability requirements and aligns with our current and planned network;

     - identifying new high-value products and customers with large capacity requirements;

     - identifying Internet, intranet and data traffic opportunities; and

     - identifying joint venture and acquisition candidates to increase the flow and mix of traffic on our network and increase our global reach.

     We cannot guarantee that we will be able to generate sufficient gross margins in the long distance switched services business in the future. For a discussion of important factors that could cause the failure of our long distance switched services business to generate sufficient gross margin, see "-- Development Risks and Dependence on Long Distance Switched Services Business."

  Significant Amount of Interest and Dividend Payments

     We currently make interest payments on our 9% Senior Subordinated Notes of which there is $450 million in principal outstanding. We also make interest and principal payments under a $28 million secured equipment financing facility with NTFC Capital Corporation and Export Development Corporation of which $23.8 million was outstanding at December 31, 1998. In addition, we also make interest payments on a $600 million credit agreement with institutional lenders of which $200 million was borrowed at December 31, 1998. We will also have payments due for other debts we may incur. Dividends on our 7 1/4% Convertible Preferred Stock are payable quarterly in cash, except that such dividends may be paid in additional shares of 7 1/4% Convertible Preferred Stock on or before March 31, 1999. Dividends on our 12 1/2% Exchangeable Preferred Stock are payable in cash except that such dividends may be paid in shares of the same stock on or before February 15, 2001. Dividends on our 6 3/4% Convertible Preferred Stock are payable quarterly in cash, except that we may pay dividends using shares of common stock if we are prohibited from paying dividends in cash under the terms of our debt agreements. Our ability to meet our debt and dividend obligations and to obtain additional funding could be impaired by the following factors:

     - delays in our network expansion;

     - larger than anticipated capital expenditures for our network; and

     - continued negative cash flow from the long distance switched services business.

     Any of these factors would have a material adverse effect on our business, financial condition and results of operations since we might not have sufficient cash to make these payments when required. See "-- Risks Relating to the Network Expansion and acquiring Rights-of-Way and Permits," and "-- Development Risks and Dependence on Long Distance Switched Services Business."

     We may have to curtail or delay our planned network expansion if we are unable to obtain financing on acceptable terms, complete our existing fiber sales, or sell additional equity and/or debt securities. Furthermore, we may be required to obtain the consent of, or repay, our debtholders before acquiring additional debt. Our failure to obtain additional financing or the decision to cut back or delay our network expansion could have a material adverse effect on our business, financial condition and results of operations and the value of our securities.

     The cash requirements described above do not include any cash that may be required for acquisitions we may make. We have entered into an agreement to acquire Coastal. We will be required to pay $62.5 million in cash and we have an option to pay an additional $25 million in cash instead of using our common stock to complete the acquisition. See "-- Growth Through Acquisitions; Integration of Acquired Businesses."

SUBSTANTIAL INDEBTEDNESS AND ABILITY TO SERVICE DEBT

     We have a substantial amount of debt. As of December 31, 1998, we had approximately $679.0 million of long-term debt and capital lease obligations principally consisting of the 9% Senior Subordinated Notes and the $200 million credit agreement.

     Under our credit facility with several institutional lenders, we may, if certain conditions are met, borrow up to $600 million of which $200 million has been borrowed as of December 31, 1998. We are in discussions with various investment bankers, vendors and lending institutions regarding additional debt financing transactions. If we complete additional debt financing transactions, or if we exchange our 12 1/2% Exchangeable

Preferred Stock for 12 1/2% Subordinated Exchange Debentures, as allowed under our charter documents, our level of debt will increase even further.

     Our large amount of indebtedness could significantly impact the holders of our common stock and our other securities, due to the following:

     - All or most of our cash flow from operations could be needed to meet our debt obligations and would not be available for use in our business.

     - We could be more vulnerable if there is a downturn in our business or in general economic conditions or if interest rates increase.

     - Our ability to obtain additional financing for working capital, capital expenditures or other reasons may be limited.

     - We may be at a competitive disadvantage with our competitors who are not as highly leveraged.

     Our ability to satisfy our debt obligations depends on our future operating performance and our ability to obtain additional debt or equity financing. Economic conditions and financial, business and other factors, many of which are beyond our control, will affect our ability to make these payments. If we are unable to generate sufficient cash from operations to make the scheduled payments on our 9% Senior Subordinated Notes or meet our other obligations, we will need to refinance or obtain additional financing. We cannot assure you that our cash flow from operations will be sufficient to meet our debt obligations as they become due or that we will be able to satisfy the dividend and redemption requirements of our preferred stock for the next several years. If we do not substantially improve our operating results, we could face significant liquidity problems which would require us to raise additional capital by issuing debt or equity securities. We cannot assure you that we will be successful in obtaining such financing.

RECENT AND EXPECTED LOSSES

     We reported a net loss of $162.5 million for the year ended December 31, 1998 and a net loss of $99.2 million for the year ended December 31, 1997. These net losses may continue. During the remainder of 1999 and thereafter, our ability to generate operating income, EBITDA and net income will depend largely on demand for the private line circuits constructed in our network expansion and the success of our long distance switched services and data services. We cannot assure you that we will be profitable in the future. Failure to accomplish these goals will impair our ability to:

     - meet our obligations under the 9% Senior Subordinated Notes, our $600 million credit facility, or other indebtedness;

     - pay dividends on our preferred stock; or

     - raise additional equity or debt financing needed to expand our network or for other reasons.

     These events could have a material adverse effect on our business, financial condition and results of operations and the value of our securities.

RISKS RELATING TO THE NETWORK EXPANSION AND ACQUIRING RIGHTS-OF-WAY AND PERMITS

     Our continuing network expansion is an essential element of our future success. In the past, we have experienced delays in constructing our network and may experience similar delays in the future. These delays have prevented us from transferring long distance traffic from leased facilities to our facilities. We have substantial existing commitments to purchase materials and labor for expanding our network. In addition, we will need to obtain additional materials and labor that may cost more than anticipated. Some sections of our network are constructed by other carriers or their contractors pursuant to cost-saving arrangements. One type of cost-saving arrangement is where another carrier constructs a route and includes additional fibers for our use. We cannot guarantee that these third parties will complete their work according to schedule. If any delays prevent or slow down our network expansion our financial results and the value of our securities would be materially and adversely effected.

     The expansion of our network depends, among other things, on acquiring rights-of-way and required permits from railroads, utilities and governmental authorities on satisfactory terms and conditions and on financing such expansion, acquisition and construction. In addition, after our network is completed and required rights and permits are obtained, we cannot guarantee that we will be able to maintain all of the existing rights and permits. If we fail to obtain rights and permits or we lose a substantial number of rights and permits our financial results would suffer which could have a material adverse effect on our business, financial condition and results of operation and the value of our securities.

RISK OF NETWORK FAILURE

     To successfully market our services to business and government users, our network must have sufficient capacity and be reliable and secure. Our network and other companies' networks that we use can sometimes experience physical damage, power loss, capacity limitations, software defects, breaches of security (by computer virus, break-ins or otherwise) and other disruptions. All of these hazards may cause interruptions in service or reduced capacity for customers. Poor service due to interruptions or reduced capacity could negatively impact our business, financial condition and results of operations and the value of our securities.

PRICING PRESSURES DUE TO INDUSTRY OVER-CAPACITY

     The long distance transmission industry has generally been characterized by over-capacity and declining prices since shortly after the AT&T break-up in 1984. We believe that in the last several years, increased demand has somewhat reduced the excess capacity and as a result, reduced competition in pricing. However, we anticipate that our prices will continue to decline over the next several years because of new competition. Other long distance carriers (new and existing) are expanding their capacity and may construct new fiber optic and other long distance transmission networks. As a result of the recent mergers, companies such as MCIWorldCom, Inc. and Qwest have become stronger competitors with larger networks and greater capacity. In addition, the Williams Companies, Inc. has also announced that it is accelerating the expansion of its national fiber optic network with a $2.7 billion investment to create a 32,000 mile system by the end of 2000. There can be significant barriers to building a fiber optic network for companies entering the long distance business, including substantial construction costs, the difficulty and expense of securing rights-of-way, establishing and maintaining a sufficient customer base, recruiting and retaining personnel and maintaining a reliable network. We believe that although some new entrants face these barriers, others (such as Qwest, utility companies or railroads which already have significant rights-of-way) may not experience some or any of these difficulties. For example, Level 3 Communications, Inc. has announced it is constructing a 15,000 mile fiber optic communications network using Internet technology, with completion expected in the first quarter of 2001.

     Not only are our competitors expanding existing networks and building new networks, these networks will have greater capacity. Because the cost of fiber is a relatively small portion of the cost of building new transmission lines, companies building such lines are likely to install fiber that provides far more transmission capacity than will be needed over the short or medium term. Further, recent technological advances have shown the potential to greatly expand the capacity of existing and new fiber optic cable. Although such technological advances may enable us to increase our network's capacity, an increase in our competitors' capacity could adversely affect our business. If overall capacity in the industry exceeds demand in general or along any of our routes, severe additional pricing pressure could develop. Certain industry observers have predicted that, within a few years, there may be dramatic and substantial price reductions and that long distance calls will not be much more expensive than local calls. In addition, several companies (including AT&T and ICG Communications, Inc.) have announced plans to offer long distance voice telephony over the Internet at substantially reduced prices. Price reductions could have a negative and material impact on our business and the value of our securities.

DEVELOPMENT RISKS AND DEPENDENCE ON LONG DISTANCE SWITCHED SERVICES BUSINESS

     Our success in the long distance switched services business depends on generating significant customer traffic, managing an efficient switched long distance network, providing reliable customer service and completing our network expansion on schedule. We have only been managing a switched long distance network since 1996 and we cannot assure you that this segment of our business can generate significant gross profits. Our failure to accomplish any of our objectives would have a material adverse effect on our results of operations. Our long distance switched services business requires cash to meet its operating expenses and has generated low gross margins since 1998 due to access costs and uneven traffic patterns creating high network overflow costs. These gross margins are too low to fund the operating costs supporting the switched services business.

     Access charges are the fees paid by long distance carriers to LECs for originating and terminating long distance calls on their local networks. In 1998, the FCC mandated a new rate structure for access charges in which a fixed charge was instituted for connections to the LECs' serving wire centers (direct trunk transport charge). This charge was in addition to the existing unitary charge assessed on a minutes of use basis. Large carriers who connect directly to the LECs' local end office facilities are able to avoid a large portion of the direct trunk transport charge, and therefore, benefit from the new access structure. Connection to local end office facilities is economically justifiable only where there are large minute of use volumes. Because our volumes do not justify as many direct local office connections as do the volumes of larger carriers, we may be at a cost disadvantage, versus our larger competitors.

     We seek to improve the gross margins generated by our long distance switched services business by expanding our network, by increasing the number of our end-user customers who are medium size businesses, and by increasing our suite of higher-value services. Important factors, some of which are beyond our control, which could cause the failure of our long distance switched services business to generate higher gross margin include:

     - changes in reseller customers' businesses;

     - an inability to attract new customers or problems with transferring them to our network;

     - loss of existing customers;

     - problems operating the switched network;

     - customer billing issues;

     - credit and collection issues;

     - delays in expanding our network; and

     - increased expenses related to access charges and network overflow.

     Our long distance switched services business credit risk is substantially greater than that for our private line business. This is because long distance switched services customers are billed at the end of the month on the basis of minutes of use and because many long distance switched services customers are not as well capitalized as most of our private line customers.

RISKS INHERENT IN RAPID GROWTH

     Part of our business strategy is to grow quickly by expanding our long distance switched services and data/Internet businesses through selective acquisitions and expanding our network. In addition, we may grow by acquiring resellers of long distance services, such as Coastal, Eclipse and Telecom One, which we believe provide a strategic fit with our business and network. See "-- Growth Through Acquisitions; Integration of Acquired Businesses." Rapid growth has placed, and will continue to place, a significant and increasing strain on our financial, management, technical, information and accounting resources. See "-- Dependence on Billing, Customer Services and Information Systems." Our continued rapid growth requires:

     - hiring and training new personnel;

     - satisfactory performance by our customer interface and billing systems;

     - developing and introducing new products; and

     - controlling our expenses.

     If we fail to satisfy these requirements, or otherwise manage our growth effectively, our business and the value of our securities would be materially and adversely effected.

DEPENDENCE ON BILLING, CUSTOMER SERVICES AND INFORMATION SYSTEMS

     Sophisticated information and processing systems are vital to our growth and our ability to monitor costs, bill customers, fill customer orders and efficiently operate our business. In the past, we have produced billing and information systems in-house with partial reliance on third-party vendors. These systems have generally met our needs due in part to the low volume of customer billing. As our long distance operation grows, the need for sophisticated billing and information systems will significantly increase. As we integrated Eclipse's operations, some billing system issues arose which increased our customer turnover. These issues are being addressed and corrected. No assurance can be given that these difficulties will be solved quickly or completely.

     The development and implementation of our future billing systems relies, for the most part, on third party vendors delivering products and services. The following could have a material adverse effect on our business, financial condition and results of operations:

     - vendors failing to deliver proposed products and services in a timely and effective manner and at acceptable costs;

     - our failure to adequately identify all of our information and processing needs;

     - the failure of our related processing or information systems, including a failure to solve current difficulties; or

     - our failure to upgrade systems as necessary.

YEAR 2000 RISKS

     Some of our older computer programs identify years with two digits instead of four. It is possible that some of our programs may recognize the Year 2000 as the year 1900. These Year 2000 problems could result in a system failure or miscalculations that disrupt operations, including a temporary inability to process transactions, send invoices or engage in similar normal business activities. We have identified the programs that will have to be modified or replaced in order to function properly in the Year 2000 and thereafter. We believe that the cost of modifying those systems that were not already scheduled for replacement for business reasons before 2000 is immaterial. Updating the current software to be Year 2000-compliant is scheduled to be completed by mid-1999, before any anticipated impact on operating systems. We do not expect Year 2000 problems to have a material adverse effect on our internal operations, but it is possible that they could have a material adverse effect on our customers, suppliers and other business partners and their ability to provide service or accurate invoices for services and to accurately process payments. It is also possible that Year 2000 problems could have a material adverse effect on our customers and their ability to continue using our services, to collect from their customers and to pay us for services. The cumulative effect of such problems, if they occur, could negatively impact our business, financial condition and results of operations and the value of our securities.

GROWTH THROUGH ACQUISITIONS; INTEGRATION OF ACQUIRED BUSINESSES

     Part of our growth strategy includes the possible acquisition of businesses, assets or securities of companies that we believe provide a strategic fit with our business and our network. The success of our strategy is dependent on our ability to identify suitable acquisition candidates, acquire such companies on suitable terms and integrate their operations with our operations. We may be unable to acquire other companies on suitable terms or otherwise successfully expand our business and product offerings through acquisitions. Moreover, other telecommunications companies are actively competing for acquisition candi-dates, which may result in an increase in the price of acquisition candidates. Risks commonly associated with acquisitions include:

     - potential exposure to unknown liabilities of acquired companies;

     - difficulty and expense of integrating the operations, personnel, and billing systems of the companies;

     - potential disruption to our business;

     - potential diversion of management time and attention;

     - strained relationships with, and the possible loss of, key employees and customers of the acquired business;

     - increased amortization expense if an acquisition is accounted for as a purchase; and

     - dilution to our stockholders if the acquisition is made for stock.

     We continually review and evaluate acquisition candidates to complement and expand our business, and are at various stages of evaluation and discussion with a number of such candidates. We have not entered into a definitive purchase or acquisition agreement for any acquisition candidate other than Coastal and there is no assurance that we will complete a transaction with any of the candidates with whom we are currently in negotiations. In addition, it is possible that a substantial number of shares of our common stock or a significant amount of cash could be used for one or more acquisitions. We intend, when possible, to use our common stock to pay for all or a portion of the purchase price for future acquisitions. Our ability to use our common stock could be adversely affected if our common stock does not maintain sufficient value, potential acquisition candidates are unwilling to accept our common stock as consideration for the sale of their businesses, or we do not have a sufficient number of authorized shares of common stock to effect such acquisition.

     Any acquired businesses will need to be integrated with our existing operations. This will entail, among other things, integration of switching, transmission, technical, sales, marketing, billing, accounting, quality control, management, personnel, payroll, regulatory compliance and other systems and operating hardware and software, some or all of which may be incompatible with our existing systems. We have limited expertise dealing with these problems. We cannot assure you that services, technologies or businesses of acquired companies will be effectively assimilated into our business or product offerings or that they will contribute materially to our revenues or earnings. In particular, transferring substantial amounts of additional traffic to our network can cause service interruptions and integration problems. The risks associated with acquisitions could have a material adverse effect on our business, financial condition and results of operations and the value of our securities.

RELIANCE ON MAJOR CUSTOMERS

     A relatively small number of customers account for a significant amount of our total revenues. Our 10 largest customers in 1998 accounted for approximately 46.7% of our revenues. Our 10 largest customers in 1997 accounted for approximately 49.2% of our revenues.

     Most of our arrangements with large customers do not provide any guarantees that they will continue using our services at current levels. In addition, if our customers build their own facilities, our competitors build additional facilities or there are further consolidations in the telecommunications industry involving our customers, then our customers could reduce or stop their use of our services which could have a material adverse effect on our business, financial condition and results of operations.

DEPENDENCE UPON SOLE AND LIMITED SOURCES OF SUPPLY

     We rely on other companies to supply key components of our network infrastructure, including telecommunications services, network capacity and switching and networking equipment. These components are available only from sole or limited sources in the quantity and quality that we demand. We also depend on LECs to provide telecommunications services and facilities. In the past, we have experienced delays in receiving telecommunications services and facilities, and we cannot be certain that we will be able to obtain such services or facilities at an affordable cost, or at all in the future. If we can not obtain such services or additional capacity on a timely basis or at an affordable cost, our business, financial condition and results of operations would be materially and adversely effected. We also depend on our suppliers for products that comply with various Internet and telecommunications standards, work with products from other vendors and correctly function in our network. If our suppliers failed to provide such products, our business, financial condition and results of operations would be materially and adversely affected.

COMPETITION

     The telecommunications industry is highly competitive. Many of our competitors and potential competitors have far greater financial, personnel, technical, marketing and other resources than we do. Many also have a more extensive transmission network. These competitors may build additional fiber capacity in the geographic areas that our network serves or in which we plan to expand. Qwest, for example, is building a new nationwide long distance fiber optic network and Frontier Corporation has agreed to pay $500 million to obtain fibers in Qwest's network. In addition, MCIWorldCom and Qwest have each become larger competitors of ours in connection with recent mergers. Furthermore, Williams' announced network expansion and Level 3's proposed new network will provide additional competition. Many telecommunications companies are acquiring switches and our reseller customers will have more alternatives for meeting their switched long distance services needs. We compete primarily on the basis of pricing, availability, transmission quality, customer service (including the capability of making rapid additions to add end users and access to end-user traffic records) and variety of services. Our ability to compete effectively depends on our ability to maintain high-quality services at prices generally equal to or lower than those of our competitors.

     An alternative method of transmitting telecommunications traffic is through satellite transmission. Satellite transmission is superior to fiber optic transmission for distribution communications, like video broadcasting. Although satellite transmission is not preferred to fiber optic transmission for voice traffic in most parts of the United States because it exhibits an approximately one-quarter-second delay, this slight time delay is unimportant for many data-oriented uses. If the market for data transmission grows, we will compete with satellite carriers in that market. Also, at least one satellite company has announced its intention to provide Internet access services to businesses through satellite technology.

     We compete with large and small facilities-based interexchange carriers as well as with other coast-to-coast and regional fiber optic network providers. We also sell long distance switched services to both facilities-based carriers and non-facilities-based carriers (switchless resellers), competing with facilities-based carriers such as AT&T, MCIWorldCom and Sprint, and certain regional carriers. Our competition is based on such factors as price, transmission quality, network reliability and customer service and support. Our ability to compete effectively in our markets depends upon our ability to maintain high quality services at prices equal to or less than those of our competitors, many of whom have extensive experience in the long distance market. In addition, the federal government enacted the Telecom Act, which allows the RBOCs and others to enter the long distance market. When RBOCs enter the long distance market, they may acquire, or take substantial business from, our customers or us. We cannot assure you that we will be able to compete successfully with existing competitors or new entrants in our markets. Our failure to do so would have a material adverse effect on our business, financial condition and results of operations and the value of our securities. See
"-- Risks Related to Technological Change" and "Business -- Regulation."

     On February 15, 1997, the United States Trade Representative designate announced that an agreement had been reached with World Trade Organization countries to open world telecommunications markets to competition. The agreement, known as the WTO Basic Telecommunications Services Agreement or the WTO Agreement, became effective on February 5, 1998. The WTO Agreement provides U.S. companies with foreign market access for local, long distance, and international services, either on a facilities basis or through resale of existing network capacity. The WTO Agreement also provides that U.S. companies can acquire, establish or hold a significant stake in telecommunications companies around the world. Conversely, foreign companies will be permitted to enter domestic U.S. telecommunications markets and acquire ownership interest in U.S. companies. On June 4, 1997, the Federal Communications Commission or the FCC initiated a rulemaking proceeding to bring FCC policies and procedures into conformance with the WTO Agreement. On

November 26, 1997, the FCC released an order on foreign entry, although a petition for reconsideration of the order is pending. While the outcome of the petition for reconsideration cannot be predicted, foreign telecommunications companies could also be significant new competitors to our customers or us. See "Business -- Industry Overview," "Business -- Private Line Services" and "Business -- Long Distance Switched Services."

DEVELOPMENT RISKS OF THE ATM-FRAME RELAY TRANSMISSION BUSINESS

     We began offering ATM-Frame Relay and other data transmission services during the first quarter of 1997. Although we have not yet generated significant revenues from this business, we believe that Internet related services and data transmission services present a promising opportunity for us. To succeed in providing these services, we must compete with AT&T, Sprint, MCIWorldCom and other large competitors. In addition, we expect that we will need to continue to upgrade our network (in advance of related revenues) to be competitive. Providing Internet and data transmission services involves technical issues with which we have limited experience. In addition, providing these services must be successfully integrated with our existing businesses. Unless we are able to successfully compete in providing these services, we will not realize a return on our investment in data switches and other equipment and we will not benefit from the growth, if any, in demand for these services. A failure to successfully compete in Internet related services and data transmission services could have a material adverse effect on our business, financial condition and results of operations and the value of our securities.

RECENT LEGISLATION AND REGULATORY UNCERTAINTY

     Some of our operations are regulated by the FCC under the Communications Act of 1934. In addition, some of our businesses are regulated by state public utility or public service commissions. Regulatory or interpretive changes in existing legislation or new legislation that affects our operations could have a material adverse effect on our business, financial condition and results of operations. In 1996 the federal government enacted the 1996 Telecom Act, which, among other things, allows the RBOCs and others to enter the long distance business. Entry of the RBOCs or other entities such as electric utilities and cable television companies into the long distance business may have a negative impact on our customers or us. We anticipate that some entrants will be strong competitors because, among other reasons, they may:

     - be well capitalized;

     - already have substantial end-user customer bases; and/or

     - enjoy cost advantages relating to local loops and access charges.

     The addition of strong competitors into the switched long distance business could have a material adverse effect on our business, financial condition and results of operations.

     In July 1997, the United States Court of Appeals for the Eighth Circuit invalidated key portions of the FCC's interconnection order, which the FCC adopted to facilitate local exchange competition. On January 25, 1999, the Supreme Court overturned the Eighth Circuit's ruling and reinstated most aspects of the FCC's interconnection rules. The Supreme Court remanded to the FCC one issue relating to interconnection, which will likely delay the further emergence and development of local exchange competition. Consequently, neither our customers nor we may benefit as quickly from the lower access costs that might have resulted if competition in providing local access services was not delayed. Further, the FCC issued orders relating to universal service funding by interstate telecommunications carriers, and to the access charges we and our customers are required to pay to LECs. The FCC's access charge reform order was recently affirmed after a lengthy appeal. The FCC has since sought additional comments on access charge reform, but the outcome of this and any future FCC proceedings are impossible to predict. In addition, the Telecom Act provides that state proceedings may, in certain instances, determine access charges that our customers and we are required to pay to the LECs. These proceedings could result in rate increases that could have a material adverse effect on our customers and us. See "Business -- Industry Overview;" and
"Business -- Regulation."

     Some members of Congress are dissatisfied with the Telecom Act, and in particular with the development of local exchange competition, RBOC re-entry into in-region long distance markets and universal service funding. It is possible that additional legislation will also be introduced to further amend the Telecom Act. However, it is impossible to predict the scope or likelihood of success of any possible further legislation, or the potential impact of any possible further legislation.

RISKS RELATING TO MARCA-TEL

     Marca-Tel has put further investment in new fiber routes on hold and reduced its scope of operations, awaiting more suitable regulatory and market conditions. At the present time, we do not anticipate significant additional funding to Progress for investment in Marca-Tel until the regulatory and market conditions in Mexico improve. We are not obligated to continue to fund Progress or Marca-Tel. Our existing indentures and our $600 million credit facility contain significant limitations on the amount we may invest in Marca-Tel and other non-majority owned entities. Although Marca-Tel amended its credit agreement in February 1999 allowing it to defer certain payments until June 1999, we cannot assure you that Marca-Tel will be able to make payments at that time or at any time in the future. A default such as this could result in the foreclosure of the creditor's security interest in all of Marca-Tel's assets. If that occurs, our investment in Marca-Tel could be further diluted or entirely lost.

POTENTIAL LIABILITY OF INTERNET ACCESS PROVIDERS

     We provide services to on-line service providers and Internet access providers. We also own approximately 10.2 million shares of common stock of PSINet, an Internet access provider. The law governing the liability of on-line services providers and Internet access providers for information carried on or disseminated through their networks is unsettled. Under the 1996 Telecom Act, both civil and criminal penalties can be imposed for the use of interactive computer services for the transmission of certain indecent or obscene communications. However, some of these provisions were recently held unconstitutional by the Supreme Court. Other provisions of the Communications Decency Act have been challenged in court proceedings which are ongoing. In addition, Congress recently passed the Child Online Protection Act, which currently is subject to a temporary injunction. Nonetheless, many states have adopted or are considering adopting similar requirements, and the constitutionality of these state requirements remains unsettled. In addition, several private lawsuits have been filed seeking to hold Internet access providers accountable for information which they transmit. In one case, the court ruled that an Internet access provider is not directly liable for copies that are made and stored on its computer but may be held liable as a contributing infringer where, with knowledge of the infringing activity, the Internet access provider induces, causes or materially contributes to another person's infringing conduct. As the law in this area develops, potential imposition of liability on Internet access providers for information carried on or disseminated through their networks could materially change the way they conduct business. To avoid undue exposure to liability, Internet access providers could be compelled to engage in burdensome investigation of subscriber materials or even discontinue offering the service altogether.

RISKS RELATING TO SWITCHED SERVICES

     Switched services resellers account for a substantial portion of our long distance switched services revenue. A substantial portion of revenue is derived from a limited number of switched services resellers. Sales to switched services resellers generate low margins for us. In addition, these customers frequently choose to move their business to other carriers based solely on small price changes and generally are perceived to have a high risk of payment delinquency or non-payments. Our service credits and bad debt in the past have been as follows:

                   SERVICE CREDIT AND      PERCENT OF
    PERIOD       BAD DEBT (IN MILLIONS)   TOTAL REVENUE
    ------       ----------------------   -------------
Year Ended
  1996.........          $ 6.3                 2.2%
Year Ended
  1997.........          $20.8                 4.0%
Year Ended
  1998.........          $55.1                 8.2%

     We seek to control service credits and bad debts by implementing procedures to improve our billing accuracy and control our credit exposure. Any significant increase in service credit and bad debt expense as a percentage of revenues could have a material adverse effect on our business, financial condition and results of operations.

RISKS RELATED TO TECHNOLOGICAL CHANGE

     The market for our telecommunications services is characterized by rapidly changing technology, evolving industry standards, emerging competition and frequent new product and service introductions. We cannot guarantee that we will successfully identify new service opportunities and develop and bring new services to market. There is also a risk that fundamental changes in the way telecommunications services are marketed and delivered will occur. We assume that technology such as ATM-Frame Relay protocols and using fiber optic or copper-based telecommunications infrastructures will continue to be the primary protocols and transport infrastructure for data communications services. Future technological changes, including changes related to the emerging wireline and wireless transmission and switching technologies, could have a material adverse effect on our business, results of operations, and financial condition. Our pursuit of necessary technological advances may require substantial time and expense. We cannot be certain that we will succeed in adapting our telecommunications services business to alternate access devices, conduits and protocols.

     In addition, recent technological advances with the potential to greatly expand the capacity of existing and new fiber optic cable, which could greatly increase supply, could have a material adverse effect on our business, financial condition, and results of operations and the value of our securities.

STOCKHOLDER RIGHTS PLAN AND OTHER CHANGE IN CONTROL IMPEDIMENTS

     In September 1998, we adopted a stockholder rights agreement that permits owners of our common stock to purchase shares of common stock at one-half of its fair market value in limited instances. Each share of common stock is entitled to one right. These rights are exercisable if a person or group acquires 20% or more of our common stock or announces a tender offer for 20% or more of our common stock. The rights are also exercisable if a stockholder currently holding more than 20% of our outstanding stock acquires any additional shares of our common stock. Our stockholder rights agreement may prevent or deter acquisitions of more than 20% of our common stock and ultimately an acquisition of IXC. In addition, certain covenants in our debt and preferred securities may require us to offer to repurchase or adjust the conversion price of such securities in the event of a change in control of IXC. These covenants may prevent, deter or adversely affect the value of our common stock in connection with an acquisition of IXC involving a change in control.

CONCENTRATED OWNERSHIP OF CONTROL GROUP

     At December 31, 1998, Trustees of General Electric Pension Trust beneficially owned approximately 26.5% of our outstanding common stock, Grumman Hill Investments, L.P., Richard D. Irwin and their affiliates together beneficially owned approximately 9% of our outstanding common stock, and one director, one executive officer and their affiliates beneficially owned approximately 10.8% of our outstanding common stock. As a result, certain of these stockholders, if they act with others so as to constitute a majority, generally would be able to elect a majority of directors elected by the holders of our common stock and exercise control over our business, policies and affairs, and would have the power to approve or disapprove most actions requiring stockholder approval without the approval of minority stockholders.

ITEM 2. PROPERTIES

     The principal properties we own consist of: (i) certain portions of our network completed or under construction; and (ii) the coast-to-coast microwave system, consisting of microwave transmitters, receivers, towers and antennae, auxiliary power equipment, transportation equipment, equipment shelters and miscellaneous components. Generally, fiber optic system and microwave relay system components are standard commercial products available from a number of suppliers. The use of all these assets are shared by all of our segments of business.

     Our principal offices are located in Austin, Texas, comprising two separate office leases. In 1999, we added a third office space in Austin. We lease these three offices pursuant to the terms of the respective leases which expire at different times varying from January 2002 to December 2004. In addition, we sublease former office space in two other locations in Austin. The sublease payments satisfy our monthly rental obligations under the original leases. We also lease approximately 65 other office spaces for sales and administration of our switched long distance and data/Internet businesses. We believe that existing office sites are adequate for current operations and that as we grow we will be able to locate and lease or acquire additional future office space at market rates.

     We lease sites for our switches in various metropolitan locations under lease agreements that expire between 2000 and 2005. Five of our nine voice switches are leased under capital leases from DSC Finance Corporation over a term of 5 years. In order to build our network we have also entered into approximately 345 site, conduit, right-of-way and storage leases. These sites are located all across the United States. These facilities generally are leased under annual terms ranging from 5 to 25 years.

ITEM 3. LEGAL PROCEEDINGS

     We are involved in various legal proceedings, all of which have arisen in the ordinary course of business and some of which are covered by insurance. In the opinion of our management, none of the claims relating to such proceedings are likely to have a material adverse effect on our financial condition or results of operations.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     Not applicable.

                                    PART II

ITEM 5. MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
MATTERS

PRICE RANGE OF COMMON STOCK

     Our common stock is quoted on the Nasdaq National Market (the "NNM") under the trading symbol "IIXC." The following table sets forth, on a per share basis, the high and low closing sale prices for the common stock for the periods indicated as reported by the NNM.

                                                                PRICE RANGE
                                                              ----------------
                                                               HIGH      LOW
                                                              ------    ------
Fiscal Year 1997
  First Quarter.............................................  $36.25    $18.75
  Second Quarter............................................   27.88     17.00
  Third Quarter.............................................   33.00     19.50
  Fourth Quarter............................................   40.13     29.38
Fiscal Year 1998
  First Quarter.............................................   60.38     30.50
  Second Quarter............................................   57.63     36.88
  Third Quarter.............................................   54.25     24.50
  Fourth Quarter............................................   40.25     17.63

     As of March 19, 1999, there were approximately 7,945 common stockholders.

DIVIDEND POLICY

     We have never paid any cash dividends on our common stock and we do not expect to pay cash dividends on our common stock in the near future. The terms of the $600 million credit facility we entered into in October 1998 restrict the payment of dividends. Additionally, no dividends may be paid on the common stock until all dividends are paid in full on our 7 1/4% Convertible Preferred Stock, our 12 1/2% Exchangeable Preferred Stock, and our 6 3/4% Convertible Preferred Stock (collectively, the "Preferred Stock"), as follows:

     - Dividends on the 7 1/4% Convertible Preferred Stock are payable quarterly in cash at an annual rate of 7 1/4% of the aggregate liquidation preference (which amounted to $107.5 million at December 31, 1998). On March 31, 1999, we have the option to pay dividends in additional shares of 7 1/4% Convertible Preferred Stock.

     - Dividends on our 12 1/2% Exchangeable Preferred Stock are payable quarterly at the annual rate of 12 1/2% of the aggregate liquidation preference (which amounted to $354.9 million at December 31, 1998, including accrued dividends of approximately $5.5 million). Through February 15, 2001, we have the option to pay dividends in additional shares of 12 1/2% Exchangeable Preferred Stock. Dividends are payable in cash thereafter.

     - Dividends on our 6 3/4% Convertible Preferred Stock are payable quarterly in cash at the annual rate of 6 3/4%. If we are prohibited from paying dividends in cash under the terms of our debt agreements, then we may pay dividends in common stock valued at 95% of the average price of the common stock for 5 business days prior to the dividend payment date.

     Our ability to pay dividends on shares of Preferred Stock is limited by the terms of the $600 million credit facility. We intend to retain future operating cash flow, if any, to finance our operations and fund the growth of our business. Any payment of future dividends on our common stock will be at the discretion of our Board of Directors and will depend upon, among other things, our earnings, financial condition, capital requirements, level of indebtedness, contractual and legal restrictions with respect to the payment of dividends and other factors our Board of Directors deems relevant.

ITEM 6. SELECTED FINANCIAL DATA

     The following table sets forth our selected historical financial data. The historical financial data has been derived from the audited Consolidated Financial Statements. The audited financial statements have been restated to include the combined results of operations of Eclipse, which was acquired in June 1998 in a transaction accounted for as a pooling of interests. The selected historical financial data set forth below is qualified in its entirety by, and should be read in conjunction with, "Management's Discussion and Analysis of Financial Condition and Results of Operations," "Business" and our Consolidated Financial Statements, related notes thereto and other financial information included herein.

                                                      YEAR ENDED DECEMBER 31,
                                     ----------------------------------------------------------
                                       1994        1995        1996        1997         1998
                                     --------    --------    --------    --------    ----------
                                                       (DOLLARS IN THOUSANDS)
STATEMENT OF OPERATIONS DATA:
  Net operating revenue............  $128,982    $154,714    $281,967    $521,617    $  668,568
  Operating income (loss)..........    16,745       3,380     (19,944)    (49,540)      (30,809)
  Income (loss) before
     extraordinary item............     6,732      (2,434)    (44,237)    (99,164)      (95,504)
  Extraordinary gain (loss)........     2,298      (1,747)         --          --       (66,952)
  Net income (loss)................     9,030      (4,181)    (44,237)    (99,164)     (162,456)
  Basic and diluted income (loss)
     per share before extraordinary
     item..........................      0.25       (0.15)      (1.52)      (3.47)        (4.28)
     Extraordinary item............      0.09       (0.07)         --          --         (1.87)
     Net income (loss).............      0.34       (0.22)      (1.52)      (3.47)        (6.15)
     Weighted average basic and
       diluted shares..............    26,628      26,793      30,277      34,777        35,868

BALANCE SHEET DATA:
  Cash and cash equivalents........  $  6,709    $  8,375    $ 64,090    $155,855    $  264,826
  Total assets.....................   122,742     365,738     485,335     968,872     1,748,237
  Total debt and capital lease
     obligations...................    70,563     302,794     305,578     320,747       693,000
  Redeemable preferred stock.......        --          --          --     403,368       447,858
  Stockholders' equity (deficit)...    23,593      23,480      75,281     (18,671)      (72,546)

OTHER FINANCIAL AND OPERATIONS
  DATA:
  EBITDA(1)........................  $ 29,675    $ 22,542    $ 15,983    $ 23,190    $   90,732
  Capital expenditures.............     7,087      23,670     136,976     315,853       476,382

---------------
(1) EBITDA is operating income (loss) plus depreciation, amortization, and merger-related costs. We believe that EBITDA is used by certain investors as one measure of a company's historical ability to service its debt. EBITDA is not a measurement determined in accordance with generally accepted accounting principles ("GAAP"), should not be considered in isolation or as a substitute for measures of performance prepared in accordance with GAAP, and is not necessarily comparable with similarly titled measures for other companies.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

     We are a leading provider of data and voice telecommunications transmission services. Our coast-to-coast fiber optic network contained approximately 9300 fiber route miles at year-end 1998. Additions to this network continue to be constructed. Subject to the availability of capital, we plan on having approximately 16,400 fiber route miles by the end of 1999. We provide 3 principal products through both wholesale and retail distribution channels. We lease dedicated circuits, or private lines, to other companies for the transmission of data and voice. We transmit long distance switched services through our switches. Finally, we are an Internet backbone provider that also provides ATM-Frame Relay-based switched data and other Internet-related services.

     In February 1999, we announced that we are considering various strategic alternatives to create advanced, diversified products and services and the scale to provide complete voice, data and Internet solutions to a broad customer base. Alternatives under consideration include many possibilities, from sale or swaps of fiber to joint ventures or a combination of the company with another company. To review some of the alternatives that have been initiated by the company or by others, we have retained Morgan Stanley for assistance.

  Private Line Business

     This business represented 33.7%, 31.0%, and 35.4% of our revenue in 1998, 1997, and 1996, respectively. Our service agreements with customers are generally either capacity IRUs where large up-front payments are received, or leases of capacity which provide for monthly payments due in advance on a fixed-rate per circuit basis. Contracts are priced according to the capacity, the length of the circuit used and the term of the contract. This business is becoming increasingly competitive as other carriers build and expand their networks. This year, we leased transmission capacity to over 275 customers.

     The largest component of our cost of services in the private line business is the expense of leasing off-net capacity from other carriers to meet specific customer needs, which we cannot currently meet with our network due to capacity or geographic constraints. In the normal course of business we also enter into exchange agreements with other carriers. In these agreements, we exchange excess fiber or capacity on our network for fiber or capacity on the other carriers' networks. These exchange agreements generally do not provide for cash payments to be made, but rather allow us to reduce the cash payments we must make for off-net capacity from other carriers. Some of the original exchanges of fiber for capacity are accounted for at the fair value of the capacity exchanged, as non-cash revenue and expense in equal amounts over the term of the agreements. In 1998, 1997 and 1996 we recorded revenue and expense of $19.1 million, $14.0 million and $14.0 million, respectively, relating to such exchanges.

  Long Distance Switched Services Business

     This business represented approximately 62.0%, 68.9% and 64.6% of our total revenue in 1998, 1997, and 1996, respectively. We sell these services on a per-call basis, charging by the minutes-of-use ("MOU"). Payment for these services is due monthly after services are rendered. Our rates for calls vary with the duration of the call, the day and time of day the call was made. The rate also depends on whether the call had an intrastate, interstate or international destination. We provide these services on both a wholesale and a retail basis. On a wholesale basis, we sell to resellers of long distance services. On a retail basis, we sell to small and medium size businesses. At year-end 1998, we had over 113,000 long distance customers.

     Our main source of costs in the long distance switched services business is access costs with LEC's and other providers, and the expense of leasing off-net capacity from other carriers. The LEC access charges have both a usage and a fixed-rate component and vary according to the LATA in which calls originate and terminate. The usage portion of these costs has decreased dramatically in the past eighteen months, driven by FCC-mandated reductions. However, monthly fixed costs associated with LEC local office trunking have offset a significant portion of these savings. Long distance network leasing costs are incurred as we lease capacity to carry traffic where our network does not reach or is already running at or near capacity. We expect these costs to decline as we transfer traffic onto newly constructed routes of our own network, however; since we do not intend to expand our network to all areas of the United States, we will continue to lease capacity from other carriers. The long distance switched services business is highly competitive, resulting in a continuing reduction of wholesale and retail rates over the last several years.

  Data/Internet Business

     In 1997 we began providing ATM-Frame Relay-based switched data services in order to capitalize on the growing demand for Internet and electronic data transfer services. In 1998, we acquired four Internet-based businesses that allow us to offer a full complement of Internet-related services including Internet access, collocation of Web servers, network systems integration solutions and dial-up services on both a wholesale and retail basis. Payment for these services is generally monthly after services are performed for recurring charges and on a completion of project basis for project related services. In 1998 this business represented approximately 1.4% of our total revenue. At year-end we had over 36,000 data/Internet customers.

     Our main source of costs in the data/Internet business is the expense of leasing off-net capacity from other carriers to meet specific customer needs, where our network is not available. We expect these costs to decline as a percentage of revenue, but increase in absolute terms. As we expand our network, more of this capacity will be transferred to our network, but we expect the rapid rise in this business will continue to drive the need for leasing capacity where our network is not available.

  Other Revenue

     During the third and fourth quarters of 1998, we recorded revenue of $19.8 million from the sale of options in fibers that were jointly owned with another carrier. This revenue was reported, net of our basis in the options, as "other revenue" and is excluded from our segment results.

  Capital Expenditures

     We have spent significant amounts of capital to develop our coast-to-coast network. We spent $476.4 million for capital expenditures during 1998, and we estimate that we will spend over $600 million in 1999. We are continuing to expand our network. We expect to continue making substantial capital expenditures for fiber expansion and the deployment of additional optronics and voice and data switches to provide capacity for revenue growth.

  Acquisition Transactions

     In June 1998 we consummated the acquisition of Eclipse, a provider of long distance services to businesses and association programs, agents and other long distance carriers. The transaction was accounted for as a pooling-of-interests in which the Eclipse shares were exchanged for approximately 4.1 million shares of our common stock.

     During March 1998 through June 1998, we acquired four Internet businesses to expand our data/Internet segment. We acquired Data Place, a company that supplies businesses with complete network systems integration solutions. We acquired NTR, a company that offers custom back office support to wholesale customers and Internet dial-up services to retail customers. We acquired NEI, an Internet consulting company. Our final acquisition was SMARTNAP, which provides aggregated Internet access, collocation of Web servers and routers and end-site managed connectivity. None of these acquisitions were material to our revenue and net income.

     In January 1999 we entered into an agreement to acquire Coastal. Coastal is a long distance provider focusing on small business customers. This anticipated acquisition will be accounted for as a purchase and is valued at approximately $100 million, approximately $25 million of which is payable in shares of our common stock. This transaction is conditioned upon regulatory approval and certain other events and is anticipated to close in mid-1999.

  Marca-Tel

     Through December 31, 1998, we had invested $44.8 million in Progress including $14.9 million on behalf of Westel. In 1998 Westel agreed to give us a note for $14.9 million to repay us for certain contributions previously made to Progress on Westel's behalf. The balance of the note receivable from Westel at December 31, 1998, was $9.4 million. The final note payment is due in May 1999 and is secured by a portion of Westel's ownership in Progress.

     We account for Progress and Marca-Tel using the equity method of accounting. Through the third quarter of 1998, we recognized our share of losses from Progress based on the relative amount of funds we contributed to Progress compared to Westel. Beginning with the fourth quarter of 1998, the sum of our remaining investment in Marca-Tel and the promissory note from Westel was below zero due to the amount of losses we previously recorded; therefore, we suspended recognition of losses from Marca-Tel. We will continue to suspend recognition of losses until Marca-Tel begins reporting net income and all suspended losses have been recovered.

     In September 1995 Marca-Tel entered into an agreement with a vendor to construct a portion of Marca-Tel's telecommunications network in Mexico and to provide significant financing for such construction and related equipment and fiber purchases. The vendor has been granted security interests in all of Marca-Tel's assets, including the telecommunications network, and the owners of Marca-Tel, including Progress, have pledged their interests in Marca-Tel to collateralize payment to the vendor. As of December, 1998, approximately $77.1 million was owed by Marca-Tel to the vendor. In February 1999 Marca-Tel amended its credit agreement with the vendor and agreed to increase the vendor's ownership interest in Marca-Tel. This decreased our indirect ownership to 24%.

  Investment in Storm

     In 1997 we formed Storm, a joint venture with Telenor AS, the Norwegian national telephone company. In mid-1998, Storm began to provide telecommunication services to carriers and resellers in Europe. The joint venture is owned 40 percent by us, 40 percent by Telenor, and 20 percent by Clarion Resources Communications Corporation, a U.S.-based telecommunications company in which Telenor owns a controlling interest. We account for this investment using the equity method.

  Investment in Unidial Communications Services, LLC

     In December 1997, we formed Unidial Communications Services, LLC, a joint venture with Unidial Communications. This joint venture has a direct sales force to market and sell the products of both partners over our network. The joint venture is owned 80 percent by Unidial and 20 percent by us. At December 31, 1998, we had invested $10 million in this joint venture. In February 1999 we invested an additional $4 million in this joint venture. After this initial $14 million funding, we are not required to fund any future investments to the joint venture, but to the extent Unidial funds such investments alone, our interest in the joint venture may be diluted. We account for this investment using the equity method.

  PSINet Transaction

     In February 1998, we consummated an agreement to provide PSINet an IRU in 10,000 miles of OC-48 transmission capacity on our network over a 20-year period in exchange for approximately 10.2 million shares of PSINet common stock with a guaranteed value of $240 million within two years of providing PSINet of all the capacity. In January 1999 the PSINet stock exceeded the guaranteed $240 million threshold, thereby eliminating the requirement of PSINet to make additional payments to us. Upon delivery of the transmission capacity to PSINet, we will begin to receive a maintenance fee, which, as the full capacity is delivered, is expected to increase to approximately $11.5 million per year. We initially accounted for our investment in PSINet using the equity method and recorded our share of PSINet's operating losses. Beginning with the third quarter of 1998, our share of PSINet's stock was below 20% and we no longer had an officer with a seat on PSINet's board of directors. As a result, we began accounting for this investment using the cost method. The market value of the shares on March 30, 1999, was $448.2 million.

  Investment in Applied Theory

     In May 1998 we acquired a 34% interest in the New York-based ISP, Applied Theory. Applied Theory was formed in 1996 to provide high quality Internet services for the New York state research and education community. In 1998 we invested almost $13 million in Applied Theory. This investment is being accounted for under the equity method.

  Investment in DCI.

     We obtained an investment in DCI in November 1998, in consideration for a note from one of our customers which was also a vendor of DCI. We acquired 4.25 million common shares of DCI. DCI is an international provider of telephone services, including long distance, prepaid telephone cards and Internet services. DCI has an option to repurchase all 4.25 million shares of its common stock from us through April 1, 1999, at a price of approximately $18 million. In the event the option is not exercised there will be an adjustment to the number of shares we own on June 1, 1999, if the 15-day volume weighted average price of the DCI shares is outside the range of $4.20 to $5.88. After this adjustment, if any, we will own common stock of DCI with a minimum value of approximately $18 million and a maximum value of $22 million. We account for this investment using the cost method.

  Fiber Sales and IRUs

     We have sold fiber and capacity IRUs. IRU sales are recorded as unearned revenue and are included in other current and other non-current liabilities in the accompanying consolidated balance sheets, when the fiber or capacity is accepted by the customer. Revenue is recognized over the terms of the related agreements. In 1998, we received approximately $128.5 million in cash and $105.2 million in notes receivable from these sales but recognized only $8.9 million as revenue.

  Financing Transactions

     In July 1996, we raised gross proceeds of approximately $83.3 million (before deducting certain expenses) through an initial public offering of our common stock and $12.5 million from a private placement of our common stock.

     In April 1997, we raised gross proceeds of $100 million (before deducting discounts and certain expenses) through the sale of our 7 1/4% Convertible Preferred Stock.

     In August 1997, we raised gross proceeds of $300 million (before deducting discounts and certain expenses) through the sale of our 12 1/2% Exchangeable Preferred Stock.

     In March and April, 1998 we raised gross proceeds of approximately $155 million (before deducting discounts and certain expenses) through the sale of 6 3/4% Convertible Preferred Stock.

     In April 1998 we raised gross proceeds of $450 million (before deducting discounts and certain expenses) from the sale of 9% Senior Subordinated Notes. Part of these proceeds ($342.7 million) was used to pay off the 12 1/2% Senior Notes issued in October 1995. In conjunction with that early redemption of the 12 1/2% Senior Notes, an extraordinary charge of $67 million, net of related tax benefit, was recorded.

     In October 1998 we entered into a $600 million credit facility, including a $150 million revolving loan capacity, a $200 million term loan facility and an uncommitted special purpose loan facility of $250 million. The $200 million term loan was drawn down during the fourth quarter of 1998.

QUARTERLY RESULTS OF OPERATIONS

     The following table presents certain unaudited quarterly financial information for each of our quarters in 1997 and 1998. This information was prepared on the same basis as the audited financial statements appearing elsewhere in this Form 10-K. The table includes the operations of Eclipse for all periods and all adjustments (which consist only of normal recurring adjustments) necessary to present fairly the unaudited quarterly results set forth herein. The operating results for any quarter are not necessarily indicative of results for any future period. We may experience substantial fluctuations in quarterly results in the future as a result of various factors, including customer turnover, variations in the success of our customers' businesses and price competition.

                                                  1997 QUARTER ENDED                           1998 QUARTER ENDED
                                       -----------------------------------------   ------------------------------------------
                                        MAR 31     JUN 30     SEP 30     DEC 31     MAR 31     JUN 30      SEP 30     DEC 31
                                       --------   --------   --------   --------   --------   ---------   --------   --------
                                                           (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)
Statement of Operations Data:
Net operating revenue:
  Private line circuits..............  $ 30,869   $ 38,380   $ 41,671   $ 50,650   $ 43,340   $  49,232   $ 61,908     70,878
  Switched long distance.............    76,013     75,318     94,881    113,076    113,767     105,502    110,741     84,395
  Data/Internet......................        --        114        277        368        476       1,201      3,631      3,721
  Other..............................        --         --         --         --         --          --      8,989     10,787
  Net operating revenue..............   106,882    113,812    136,829    164,094    157,583     155,935    185,269    169,781
  Operating expenses:
  Cost of services...................    84,894     90,979    101,035    118,759    107,949     107,593    109,984    107,774
  Operations and administration......    21,983     24,380     28,047     28,350     29,336      29,992     40,094     45,114
  Depreciation and amortization......    10,914     14,559     24,601     19,065     20,152      22,636     34,801     35,997
  Merger related costs...............     3,325         --        302        (36)       (36)      7,681        444       (134)
                                       --------   --------   --------   --------   --------   ---------   --------   --------
    Operating income (loss)..........  $(14,234)  $(16,106)  $(17,156)  $ (2,044)  $    182   $ (11,967)  $    (54)  $(18,970)
                                       ========   ========   ========   ========   ========   =========   ========   ========
    Net loss.........................  $(22,498)  $(27,914)  $(31,172)  $(17,580)  $(17,895)  $(102,507)  $(15,301)  $(26,753)
                                       ========   ========   ========   ========   ========   =========   ========   ========
    Basic and diluted loss per
      share(1).......................  $  (0.67)  $  (0.87)  $  (1.09)  $  (0.84)  $  (0.83)  $   (3.30)  $  (0.85)  $  (1.17)
                                       ========   ========   ========   ========   ========   =========   ========   ========
Other Financial and Operations Data:
  EBITDA(2)..........................  $      5   $ (1,547)  $  7,747   $ 16,985   $ 20,298   $  18,350   $ 35,191   $ 16,893

---------------
(1) Basic and diluted loss per share calculations for each of the quarters were based on the weighted average number of shares outstanding for each period, therefore the sum of the quarters may not necessarily be equal to the full year basic and diluted loss per share amount.

(2) EBITDA is operating loss plus depreciation, amortization and merger-related charges. We believe that EBITDA is used by certain investors as one measure of a company's ability to service its debt. EBITDA is not a measurement determined in accordance with GAAP, should not be considered in isolation or as a substitute for measures of performance prepared in accordance with GAAP, and is not necessarily comparable with similarly titled measures for other companies.

RESULTS OF OPERATIONS

  1998 Compared with 1997

     Net operating revenue for 1998 increased 28.2% to $668.6 million from $521.6 million in 1997. This improvement came mainly from increases in private line revenue and switched long distance revenue. The private line improvement of $63.8 million was driven by the activation of services relating to a $265 million agreement with a large ISP. The long distance switched services revenue improvement was driven from both retail and wholesale customers. Wholesale minutes of use increased from 3.0 billion in 1997 to 4.0 billion in 1998. The remaining revenue improvement came partially from our data/Internet segment largely due to the acquisition of the four Internet businesses in mid-1998 and partially from the sale of options on fiber usage rights that are jointly owned with another carrier.

     Cost of services principally consists of access charges paid to LECs and transmission lease costs to transmit calls in areas not covered by our network. Cost of services increased $37.6 million, or 9.5%, to

$433.3 million in 1998. This increase primarily consists of an increase in transmission lease expense due to our entering into dedicated circuit leases in advance of the expansion of our network , and higher access costs from increased minutes of use. Our gross margin, excluding the $19.8 million in other revenue, improved to 33.2% in 1998 from 24.1% in 1997. This improvement is due to the large increase in private line revenue, largely carried on our network, and to the FCC-mandated decreases in access costs that occurred from mid-1997 through mid-1998. We expect access costs to increase with minutes of use and as a percentage of revenue as competition drives prices down.

     Operations and administration expenses increased 40.7% from 1997 to $144.5 million in 1998. This increase is due to the increased staffing required to support the larger network and the larger revenue base, particularly in retail operations. We had significant increases in expanding our information technology infrastructure, our retail sales infrastructure and the cost of supporting the expanded network. We anticipate further increases in these costs, in total and as a percentage of revenue, as we expand our long distance switched services business and our network.

     Depreciation and amortization increased 64.3% to $113.6 million in 1998. These higher costs are principally the result of more of the expanded network being placed in service and depreciated throughout 1998 than throughout 1997. Amortization expense has increased due to the amortization of goodwill relating to our Internet-related acquisitions in 1998. We expect these costs to continue increasing in future periods as we continue to invest in equipment and fiber to support new higher capacity routes.

     Interest income increased 84.6% to $14.3 million in 1998 due to the larger amount of cash on hand in 1998 versus 1997 and due to interest earned on notes receivable from customers in 1998. Cash on hand was higher during 1998 due to the sale of the $155 million in 6 3/4% Convertible Preferred Stock in March and April 1998, the sale of the $450 million of 9% Senior Subordinated Notes in April 1998, and the draw-down of $200 million of the $600 credit facility in October 1998, offset by the early redemption of the 12 1/2% Senior Notes in April 1998.

     Interest expense was unchanged at $31.7 million year over year as the increased outstanding debt was offset by lower interest rates on the 9% Senior Subordinated Notes and the $600 million credit facility versus the 12 1/2% Senior Notes that were redeemed in April 1998.

     Equity losses from unconsolidated subsidiaries increased 38.6% to $33.0 million in 1998. In 1998 we recorded $15.9 million of losses from our indirect investment in Marca-Tel. We suspended recognition of losses in the fourth quarter of 1998 because our investment in Marca-Tel was below zero. We will continue to suspend recognition of losses until Marca-Tel begins reporting net income and all suspended losses have been recovered. At the beginning of the third quarter of 1998 we began accounting for our investment in PSINet using the cost method because we no longer had significant influence over the financial or operating policies of PSINet. In 1998 the other joint ventures in which we have investments all reported losses. In 1997, our only investment with operations was Marca-Tel. As a result, although the equity losses relating to Marca-Tel decreased 33.3% in 1998 versus 1997, losses recorded for the other investments, including PSINet during part of the year, more than offset the Marca-Tel decrease.

     Income tax expense increased $12.6 million to $13.9 million in 1998. This increase was due to the taxable income created by the IRU transactions in 1998. This tax increase is mainly related to the alternative minimum tax on utilization of net operating loss carryforwards and on state income taxes. For accounting purposes, we do not recognize any tax benefits relating to taxable losses incurred from 1996 through 1998.

     The extraordinary loss of $67.0 million recorded in 1998 relates to charges associated with the early extinguishment of the 12 1/2% Senior Notes in April 1998. There was no such charge in 1997.

     We experienced a net loss applicable to common shareholders of $220.7 million in 1998 versus $120.8 million in 1997. The increased loss is due to the items identified above, plus an increase of $36.6 million in preferred stock dividends. The increased dividends in 1998 are due to the preferred stock issued in 1997 being outstanding for a full year in 1998 plus the partial year impact of the 6 3/4% Convertible Preferred Stock issued in 1998.

  1997 Compared With 1996

     Net operating revenue for 1997 increased 85.0% to $521.6 million from $282.0 million for 1996. The increase is mainly a result of increased growth of our long distance switched services business and our private line business. Long distance switched services revenue increased 97.2% to $359.3 million for 1997 compared to $182.2 million for 1996. Billable wholesale MOUs were 3.0 billion in 1997, compared to 1.1 billion for 1996. Revenue for the private line business for 1997 increased 61.9% to $161.6 million from $99.8 million for 1996. The private line increase in revenue correlates with the additional fiber capacity available on our network.

     Cost of services for 1997 increased 103.0% to $395.7 million from $194.9 million for 1996. The increase resulted mainly from additional leases for transmission capacity supporting the private line and switched long distance services businesses, MOUs provided by other carriers; and access charges paid to LECs in connection with the increased long distance switched services revenue. Cost of services increased faster on a percentage basis than revenue principally because switched long distance services revenues generate substantially lower gross margins than private line revenue and we experienced a larger increase in the switched long distance revenue than the private line revenue.

     Operations and administration expenses for 1997 increased 44.5% to $102.8 million from $71.1 million in 1996. This increase is primarily the result of employee costs and other operating expenses associated with the growth in our network.

     Depreciation and amortization for 1997 increased 92.4% to $69.1 million from $35.9 million for 1996. The increase is primarily the result of depreciation related to the expanded network size in 1997.

     Interest income for 1997 decreased from $10.2 million for 1996 to $7.8 million as proceeds from the 1996 and 1997 debt and equity placements were used to construct our network and operate our business. The decrease from 1996 was offset partially by the interest earned on the proceeds of the sale of $100.0 million of the 7 1/4% Convertible Preferred Stock in April 1997 and $300.0 million of 12 1/2% Exchangeable Preferred Stock in August 1997.

     Interest expense decreased from $37.6 million in 1996 to $31.7 million in 1997. The decrease is primarily the result of additional capitalization of interest related to the fiber network construction.

     Equity in losses of unconsolidated subsidiaries for 1997 were $23.8 million compared to $2.0 million in 1996. These losses primarily relate to our share of losses in Marca-Tel, which began operations during the first quarter of 1997, while continuing to complete its network construction. At December 31, 1997, the net carrying value of the Mexican joint venture investment was $11.6 million.

     Income tax expense for 1997 was $1.4 million compared to a benefit of $5.9 million for 1996. The increase occurred because we recognized tax benefits related to the favorable resolution of federal income tax examinations in 1996. For accounting purposes, we did not recognize any tax benefits relating to losses incurred during both 1996 and 1997.

     We experienced a net loss applicable to common shareholders of $120.8 million for 1997 compared to $46.0 million for 1996 as a result of the factors discussed above and the increase in preferred stock dividends in 1997. The increase in preferred stock dividends of $19.9 million is the result of issuing of the 7 1/4% Convertible Preferred Stock in April 1997 and the 12 1/2% Exchangeable Preferred Stock in August 1997.

SEGMENT INFORMATION

     In accordance with Financial Accounting Standards Board Statement Number 131, we began reporting our results by segments in 1998. Historically, we have viewed ourselves as operating in the private line and switched long distance industries, with a common network and administrative, financing and investing functions supporting both businesses. We look at both the revenue and cost of services of both of these businesses, as well as our growing data/Internet business. Assets (other than accounts receivable) and liabilities, sales, general and administrative expenses, and financing and other costs are associated with supporting all businesses and therefore are not considered to relate to any one segment.

     Current and prior year segment information includes the operations of Eclipse, which we acquired in a transaction accounted for as a pooling of interests.

  Private Line

     Private line revenue increased to $225.4 in 1998 million from $161.6 million in 1997. This increase was mainly due to the impact of the $265 million ISP contract that started in mid-1998. Cost of service for this segment grew
18.0 % in 1998 as we continued to lease off-net transmission capacity in advance of completing our network. Despite this growth in transmission lease expense, gross profit for private line improved to 61.9% of revenue from 55.0% during the prior year. This increase occurred mainly because a significant portion of the traffic from the ISP contract occurred on our network. Our largest private line customer, MCIWorldCom, accounted for approximately 19.4% of our 1998 private line revenue.

  Switched Long Distance Service

     Revenue in this segment increased 15.3% in 1998 to $414.4 million from $359.3 million in 1997. This increase came despite a reduction in minutes of use by Excel, which renegotiated its contract from a switched service contract to a higher-margin, private line contract. This improvement was due to increased usage as rates continued to decline with competition. Excel, our largest long distance customer, accounted for approximately 18.2% of the switched long distance revenue in 1998. Gross profit for this segment increased 98.8% over 1997 to $80.3 million. This improvement was largely due to a reduction in access costs during both 1997 and 1998 mandated by the FCC. The 1998 reduction in access costs was partially offset by an increase in tandem-trunking charges implemented in July 1998.

  Data/Internet Services

     In 1998 this segment's revenue increased to $9.0 million from $.8 million in 1997. This improvement was due to the impact of the Internet-related acquisitions we made during 1998 and the increasing demand for Internet services. Despite the year-over-year rise in revenue, this segment still has not generated the revenue necessary to cover its cost of services. As a result, the gross margin loss for the segment increased to a negative $4.4 million from a negative $2.9 million in 1997.

LIQUIDITY AND CAPITAL RESOURCES

     Prior to 1996 we relied on cash flows from the operations of our private line business to provide needed capital. Since 1996, we have needed significant additional capital to finance the expansion of our network. This capital has been raised primarily through the issuance of debt and equity securities as well as through sales of IRUs in fibers or capacity on our network.

     Cash provided by operating activities was $202.3 million for the year ended December 31, 1998, compared to $21.8 million in 1997. This increase was primarily due to payments received for the sale of IRUs, other operating revenue, and improved operations in the private line and switched long distance businesses. We expect cash provided by operations to be positive going forward, fueled by the sale of capacity IRUs and periodic operating results.

     Cash used in investing activities for 1998 was $522.9 million compared to $302.4 million for 1997. The increase is primarily due to higher capital expenditures related to expanding our network. The remaining increase in cash used for investing activities was due to funding acquisitions and investments in unconsolidated subsidiaries. We expect that capital expenditures will continue to require a significant amount of cash through the end of fiscal year 1999 and thereafter.

     Cash provided by financing activities increased $58.6 million as net proceeds from debt and equity financing increased by $442.7 million and more than offset an increase of $356.3 million in debt repayments principally related to the 12 1/2% Senior Notes. We will continue to rely on funding from financing activities as long as there are significant expansions of our network.

     As of December 31, 1998, we had $264.8 million in cash and cash equivalents. On October 28, 1998, we entered into a $600 million senior secured credit facility with a syndicate of commercial banks. We received funding of $200 million, net of $4.2 million of transaction costs. The facility consists of a $150 million revolving facility, a $200 million term loan facility, and an uncommitted special purpose loan facility of $250 million. We must comply with various financial and other covenants on an ongoing basis in addition to meeting the covenants on a pro forma basis prior to drawing additional amounts under the credit facility. Certain of the covenants become more restrictive over time. From time to time we have discussions with the banks to ensure that we will remain in compliance with these covenants on a prospective basis. Loans outstanding under the credit facility bear interest at either LIBOR or the lead commercial bank's prime rate plus applicable margins.

     We expect that the primary sources for cash over the next 12 months will be cash on hand, cash generated by operations, proceeds from IRU sales, proceeds from the credit facility discussed above and the proceeds from any additional debt, vendor and working capital financing we may seek. In addition, we have the ability to sell or borrow against our investments in marketable securities, including the PSINet stock. We seek to obtain sufficient funding from these sources for the following major uses of cash:

     - our network expansion and other capital expenditures

     - debt service;

     - lease payments;

     - working capital; and

     - dividends on preferred stock.

     Capital spending in 1999 is projected to be over $600 million. After 1999, capital expenditures are expected to continue to be substantial. There can be no assurance that we will be successful in obtaining the necessary financing to meet our needs. A failure to raise cash would delay or prevent capital expenditures including the construction of our network expansion. The foregoing capital expenditure and cash requirements for 1999 and thereafter do not take into account the Coastal acquisition or any other acquisitions that may subsequently occur. If we consummate the Coastal acquisition, we will be obligated to pay $62.5 million in cash and have the option of paying an additional $25 million in either cash or common stock.

     We are required to make payments under various debt and capital lease arrangements of $15.5 million, $11.8 million, and $9.1 million in 1999, 2000, and 2001, respectively. We are also required to make quarterly interest payments on amounts outstanding under our $600 million credit facility and to make semi-annual interest payments on our 9% Senior Subordinated Notes and the remaining 12 1/2% Senior Notes. We are required to pay quarterly dividends on the 7 1/4% Convertible Preferred Stock at an annual rate of 7 1/4%; such dividends must be paid in cash except that we have the option of paying dividends in additional shares of 7 1/4% Convertible Preferred Stock through March 31, 1999. We are required to pay quarterly dividends on the 12 1/2% Exchangeable Preferred Stock at an annual rate of 12 1/2%; such dividends must be paid in cash except that we have the option of paying dividends in additional shares of 12 1/2% Exchangeable Preferred Stock through February 15, 2001. Dividends on our 6 3/4% Convertible Preferred Stock are payable quarterly in cash at the annual rate of 6 3/4%. If we are prohibited from paying dividends in cash under the terms of our debt agreements, then we may pay dividends in common stock valued at 95% of the average price of the common stock for 5 business days prior to the dividend payment date. We anticipate that such debt and equity service payments during 1999 will be made from cash on hand, except for the dividends on the 12 1/2% Exchangeable Preferred Stock which are anticipated to be paid in kind with stock dividends.

     We are required to make minimum annual lease payments for facilities, equipment and transmission capacity used in operating our business. In 1999, 2000, 2001, and 2002, we anticipate making payments of approximately $38.8 million, $21.4 million, $16.8 million, and $11.0 million, respectively, on operating leases. We expect to incur additional operating lease costs associated with the expansion of our network and the retail and Internet operations. Additionally, from time to time we enter into various construction and installation agreements with contractors associated with our network expansion.

     The forward-looking statements set forth above with respect to the estimated cash requirements relating to capital expenditures, our ability to meet such cash requirements and our ability to service our debt are based on certain assumptions as to future events. Important assumptions, which if not met, could adversely affect our ability to achieve satisfactory results include that: (i) there will be no significant delays with respect to our network expansion; (ii) our contractors and partners in cost-saving arrangements will perform their obligations; (iii) rights-of-way can be obtained in a timely, cost-effective basis; (iv) we will continue to increase traffic on our network; and (v) we will be able to obtain vendor or additional debt financing.

  Year 2000 Risks

     The Year 2000 issue is the result of computer software programs being coded to use two digits rather than four to define the year. It is possible that some of our existing computer programs that have date-sensitive coding may recognize a date using "00" as the year 1900 rather than the year 2000. This could result in system failures or miscalculations causing disruption of operations, which could have a material adverse effect on our ability to conduct business after January 1, 2000, including our inability to provide telecommunications services to our customers or to accurately invoice customers or collect payments.

     Substantially all of our network was built in the last three years. As a result, we believe that we do not have a significant investment in legacy systems having substantial Year 2000 exposure. However, we have established a project team to identify, evaluate and address any existing Year 2000 issues. This Year 2000 effort covers the fiber optic network and supporting infrastructure related to providing switched, private line and data telecommunications services, and other operational and financial information technology ("IT") systems and applications. Also included in this effort are various other systems such as building operations and individual personal computers. The project team is reviewing the status of the Year 2000 compliance effort of key suppliers and other business partners, and is developing business continuity plans related to Year 2000 issues. While the Year 2000 project team is evaluating all potentially non-compliant systems, the Year 2000 effort is structured to give priority to those systems identified as "mission critical."

     The project team has identified the following principal phases of the project: a) assessment and planning, b) remediation, c) testing, and d) contingency planning. The assessment and planning phase was substantially complete at December 31, 1998. We have established a target date of June 30, 1999, for remediation of mission critical systems. Of the applications identified as critical, many have already been remediated and are being tested. Testing is expected to be completed by September 30, 1999 for all applications. In addition, all new components being purchased as part of the ongoing network and IT infrastructure expansion are being evaluated to ensure compliance.

     There can be no assurances that third parties, including customers, suppliers, and other business partners, will convert their critical systems and processes in a timely manner. Such failure by any of these parties could disrupt our business. Therefore, in addition to evaluating our internal systems, we are in the process of evaluating and documenting the status of Year 2000 compliance efforts by key suppliers.

     We currently project incurring expense of approximately $3.6 million through the end of 1999 in connection with the Year 2000 remediation project, of which approximately $.8 million was incurred and expensed as of December 31, 1998. Such amounts are exclusive of amounts that were already anticipated to be spent on new hardware and software purchases resulting from the expansion of our network and other business operations. We believe that a portion of the Year 2000 expenses will not be incremental costs, but rather will represent the redeployment of existing IT resources. This redeployment may cause delays in making other IT or network upgrades or enhancements; however, the delays are not expected to have a material effect on our operations.

     As part of its Year 2000 initiative, we are evaluating scenarios that may occur as a result of the century change and are developing contingency and business continuity plans tailored for Year 2000-related problems. These plans are expected to provide for key operational back-up, recovery and restoration alternatives. We expect to have these contingency plans completed by June 30, 1999.

     The above information regarding cost estimates, risks, and estimated readiness are forward looking statements based on numerous assumptions of future events, including the availability and future costs of certain technological and other resources, third party modification actions and other factors. Given the complexity of these issues and other unidentified risks, actual results may vary materially from those anticipated and discussed above. Specific factors that might cause such differences include, among others, the availability and cost of personnel trained in this area, the ability to locate and correct all affected computer code, the timing and success of remedial efforts of our third party suppliers and similar uncertainties.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     We are exposed to market risk related to changes in interest rates because the interest rate on approximately $200 million of our debt is indexed to floating interest rates. We monitor the risk associated with interest rates on an ongoing basis, but we have not entered into any interest rate swaps or other financial instruments to actively hedge the risk of changes in prevailing interest rates.

     Significantly all of our revenue is derived from domestic operations, so we believe the risk related to foreign currency exchange rates is minimal.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

     See the Index included at "Item 14. Exhibits, Financial Statement Schedules and Reports on Form 8-K."

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     None.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     The information required by this item will be contained in our Proxy Statement for the Annual Meeting of Stockholders to be filed with the Commission within 120 days after December 31, 1998, and is incorporated herein by reference.

ITEM 11. EXECUTIVE COMPENSATION

     The information required by this item will be contained in our Proxy Statement for the Annual Meeting of Stockholders to be filed with the Commission within 120 days after December 31, 1998, and is incorporated herein by reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     The information required by this item will be contained in our Proxy Statement for the Annual Meeting of Stockholders to be filed with the Commission within 120 days after December 31, 1998, and is incorporated herein by reference.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     The information required by this item will be contained in our Proxy Statement for the Annual Meeting of Stockholders to be filed with the Commission within 120 days after December 31, 1998, and is incorporated herein by reference.

                                    PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

(a) Documents filed as part of this Report:

    (1) Index to Financial Statements:

        Report of Ernst & Young LLP.................................  F-2
        Report of Arthur Andersen LLP...............................  F-3
        Report of Deloitte & Touche LLP.............................  F-4
        Consolidated Balance Sheets as of December 31, 1998 and
          1997......................................................  F-5
        Consolidated Statements of Operations for the years ended
          December 31, 1998, 1997
          and 1996..................................................  F-6
        Consolidated Statements of Stockholders' Equity (Deficit)
          for the years ended December 31, 1998, 1997 and 1996......  F-7
        Consolidated Statements of Cash Flows for the years ended
          December 31, 1998, 1997
          and 1996..................................................  F-8
        Notes to Consolidated Financial Statements..................  F-9

    (2) Index to Financial Statement Schedules:

        All Financial Statement Schedules for which provision is made in the applicable accounting regulations of the Commission (i) are included in the notes to the financial statements included in this report, (ii) are not required under the related instruction or (iii) are inapplicable and, therefore, have been omitted.

    (3)(a) Exhibits

EXHIBIT
NUMBER                             DESCRIPTION
-------                            -----------
 3.1       Restated Certificate of Incorporation of IXC Communications,
           Inc., as amended (incorporated by reference to Exhibit 3.1 of the IXC Communications, Inc.'s Quarterly Report Form 10-Q
           for the quarter ended September 30, 1998 filed with the
           Commission on November 16, 1998).
 3.2       Bylaws of IXC Communications, Inc., as amended (incorporated by reference to Exhibit 3.2 of the IXC Communications,
           Inc.'s Quarterly Report on Form 10-Q for the quarter ended
           September 30, 1997 filed with the Commission on November 14,
           1997).
 4.1       Indenture dated as of October 5, 1995, by and among IXC
           Communications, Inc., on its behalf and as
           successor-in-interest to I-Link Holdings, Inc. and IXC
           Carrier Group, Inc., each of IXC Carrier, Inc., on its
           behalf and as successor-in-interest to I-Link, Inc., CTI
           Investments, Inc., Texas Microwave Inc. and WTM Microwave
           Inc., Atlantic States Microwave Transmission Company,
           Central States Microwave Transmission Company, Telcom
           Engineering, Inc., on its behalf and as
           successor-in-interest to SWTT Company and Microwave Network,
           Inc., Tower Communication Systems Corp., West Texas
           Microwave Company, Western States Microwave Transmission
           Company, Rio Grande Transmission, Inc., IXC Long Distance,
           Inc., Link Net International, Inc. (collectively, the
           "Guarantors"), and IBJ Schroder Bank & Trust Company, as
           Trustee (the "Trustee"), with respect to the 12 1/2% Series
           A and Series B Senior Notes due 2005 (incorporated by
           reference to Exhibit 4.1 of IXC Communications, Inc.'s and each of the Guarantor's Registration Statement on Form S-4 filed with the Commission on April 1, 1996 (File No.
           333-2936) (the "S-4")).
 4.2       Form of 12 1/2% Series A Senior Notes due 2005 (incorporated by reference to Exhibit 4.6 of the S-4).
 4.3       Form of 12 1/2% Series B Senior Notes due 2005 and
           Subsidiary Guarantee (incorporated by reference to Exhibit
           4.8 of IXC Communications, Inc.'s Amendment No. 1 to
           Registration Statement on Form S-1 filed with the Commission on June 13, 1996 (File No. 333-4061) (the "S-1 Amendment")).
 4.4       Amendment No. 1 to Indenture and Subsidiary Guarantee dated as of June 4, 1996, by and among IXC Communications, Inc., the Guarantors and the Trustee (incorporated by reference to
           Exhibit 4.11 of the S-1 Amendment).
 4.5       Purchase Agreement dated as of March 25, 1997, by and among
           IXC Communications, Inc., Credit Suisse First Boston
           Corporation ("CS First Boston") and Dillon Read & Co. Inc.
           ("Dillon Read") (incorporated by reference to Exhibit 4.12 of IXC Communications, Inc.'s Quarterly Report on Form 10-Q
           for the quarter ended March 31, 1997, filed with the
           Commission on May 15, 1997 (the "March 31, 1997 10-Q")).
 4.6       Registration Rights Agreement dated as of March 25, 1997, by and among IXC Communications, Inc., CS First Boston and
           Dillon Read (incorporated by reference to Exhibit 4.13 of
           the March 31, 1997 10-Q).
 4.7       Amendment to Registration Rights Agreement dated as of Marc
           25, 1997, by and between IXC Communications, Inc. and
           Trustees of General Electric Pension Trust (incorporated by reference to Exhibit 4.14 of the March 31, 1997 10-Q).
 4.8       Registration Rights Agreement dated as of July 8, 1997,
           among IXC Communications, Inc. and each of William G. Rodi,
           Gordon Hutchins, Jr. and William F. Linsmeier (incorporated by reference to Exhibit 4.15 of IXC Communications, Inc.'s
           Quarterly Report on Form 10-Q for the quarter ended June 30,
           1997, as filed with the Commission on August 6, 1997 (the
           "June 30, 1997 10-Q")).
 4.9       Registration Rights Agreement dated as of July 8, 1997,
           among IXC Communications, Inc. and each of William G. Rodi,
           Gordon Hutchins, Jr. and William F. Linsmeier (incorporated by reference to Exhibit 4.16 of the June 30, 1997 10-Q).

EXHIBIT
NUMBER                             DESCRIPTION
-------                            -----------
 4.10      Indenture dated as of August 15, 1997, between IXC
           Communications, Inc. and The Bank of New York (incorporated by reference to Exhibit 4.2 of IXC Communications, Inc.'s
           Current Report on Form 8-K dated August 20, 1997, and filed with the Commission on August 28, 1997 (the "8-K")).
 4.11      First Supplemental Indenture dated as of October 23, 1997, among IXC Communications, Inc., the Guarantors, IXC
           International, Inc. and IBJ Schroder Bank & Trust Company
           (incorporated by reference to Exhibit 4.13 of IXC
           Communications, Inc.'s Annual Report on Form 10-K for the
           year ended December 31, 1997, and filed with the Commission on March 16, 1998 (the "1997 10-K")).
 4.12      Second Supplemental Indenture dated as of December 22, 1997, among IXC Communications, Inc., the Guarantors, IXC Internet
           Services, Inc., IXC International, Inc. and IBJ Schroder
           Bank & Trust Company (incorporated by reference to Exhibit
           4.14 of the 1997 10-K).
 4.13      Third Supplemental Indenture dated as of January 6, 1998,
           among IXC Communications, Inc., the Guarantors, IXC Internet
           Services, Inc., IXC International, Inc. and IBJ Schroder
           Bank & Trust Company (incorporated by reference to Exhibit
           4.15 of the 1997 10-K).
 4.14      Fourth Supplemental Indenture dated as of April 3, 1998,
           among IXC Communications, Inc., the Guarantors, IXC Internet
           Services, Inc., IXC International, Inc., and IBJ Schroder
           Bank & Trust Company (incorporated by reference to Exhibit
           4.15 of IXC Communications, Inc.'s Registration Statement on
           Form S-3 filed with the Commission on May 12, 1998 (File No.
           333-52433)).
 4.15      Purchase Agreement dated as of March 25, 1998, among IXC
           Communications, Inc., Goldman Sachs & Co. ("Goldman"), CS
           First Boston, Merrill Lynch, Pierce, Fenner & Smith
           Incorporated ("Merrill") and Morgan Stanley & Co.
           Incorporated ("Morgan Stanley") (incorporated by reference to Exhibit 4.1 IXC Communications, Inc.'s Current Report on
           Form 8-K dated March 30, 1998, and filed with the Commission on April 7, 1998 (the "April 7, 1998 8-K")).
 4.16      Registration Rights Agreement dated as of March 30, 1998,
           among IXC Communications, Inc., Goldman, CS First Boston,
           Merrill and Morgan Stanley (incorporated by reference to
           Exhibit 4.2 of the April 7, 1998 8-K).
 4.17      Deposit Agreement dated as of March 30, 1998, between IXC
           Communications, Inc. and BankBoston N.A. (incorporated by
           reference from Exhibit 4.3 of the April 7, 1998 8-K).
 4.18      Purchase Agreement dated as of April 16, 1998, by and among
           IXC Communications, Inc., CS First Boston, Merrill, Morgan
           Stanley and Nationsbanc Montgomery Securities LLC
           (incorporated by reference to Exhibit 4.1 of IXC
           Communications, Inc.'s Current Report on Form 8-K dated
           April 21, 1998, and filed with the Commission on April 22,
           1998 (the "April 22, 1998 8-K").
 4.19      Registration Rights Agreement dated as of April 16, 1998, by and among IXC Communications, Inc., Credit Suisse First
           Boston Corporation, Merrill, Morgan Stanley and Nationsbanc
           Montgomery Securities LLC (incorporated by reference to
           Exhibit 4.2 of the April 22, 1998 8-K).
 4.20      Indenture dated as of April 21, 1998, between IXC
           Communications, Inc. and IBJ Schroder Bank & Trust Company,
           as Trustee (incorporated by reference to Exhibit 4.3 of the
           April 22, 1998 8-K).
 4.21      Rights Agreement dated as of September 9, 1998, between IXC
           Communications, Inc. and U.S. Stock Transfer Corporation
           (incorporated by reference to Exhibit 4.1 of IXC
           Communications, Inc.'s Form 8-K dated September 8, 1998 and filed with Commission on September 11, 1998).

EXHIBIT
NUMBER                             DESCRIPTION
-------                            -----------
10.1       Office Lease dated as of June 21, 1989 with USAA Real Estate
           Company, as amended (incorporated by reference to Exhibit
           10.1 of the S-4).
10.2       Equipment Lease dated as of December 1, 1994, by and between
           DSC Finance Corporation and Switched Services
           Communications, L.L.C.; Assignment Agreement dated as of
           December 1, 1994, by and between Switched Services
           Communications, L.L.C. and DSC Finance Corporation; and
           Guaranty dated December 1, 1994, made in favor of DSC
           Finance Corporation by IXC Communications, Inc.
           (incorporated by reference to Exhibit 10.2 of the S-4).
10.3       Amended and Restated 1994 Stock Plan of IXC Communications,
           Inc., as amended (incorporated by reference to Exhibit 10.3 of the June 30, 1997 10-Q).
10.4*      Form of Non-Qualified Stock Option Agreement under the 1994
           Stock Plan of IXC Communications, Inc. (incorporated by
           reference to Exhibit 10.4 of the S-4).
10.5       Amended and Restated Development Agreement by and between
           Intertech Management Group, Inc. and IXC Long Distance, Inc.
           (incorporated by reference to Exhibit 10.7 of IXC
           Communications, Inc.'s and the Guarantors' Amendment No. 1
           to Registration Statement on Form S-4 filed with the
           Commission on May 20, 1996 (File No. 333-2936) ("Amendment
           No. 1 to S-4")).
10.6       Third Amended and Restated Service Agreement dated as of
           April 16, 1998, among IXC Long Distance, Inc., IXC Carrier,
           Inc., IXC Broadband, Inc. and Excel Telecommunications, Inc.
           (incorporated by reference to Exhibit 10.6 of IXC
           Communications, Inc.'s Quarterly Report on Form 10-Q for the
           quarter ended March 31, 1998, filed with the Commission on
           May 15, 1998 (the "March 31, 1998 10-Q")).
10.7       Equipment Purchase Agreement dated as of January 16, 1996, by and between Siecor Corporation and IXC Carrier, Inc.
           (incorporated by reference to Exhibit 10.9 of the S-4).
10.8*      1996 Stock Plan of IXC Communications, Inc., as amended
           (incorporated by reference to Exhibit 10.10 of the IXC
           Communications, Inc. Annual Report on Form 10-K for the year ended December 31, 1996 and filed with the Commission on
           March 28, 1997 (the "1996 10-K")).
10.9       IRU Agreement dated as of November 1995 between WorldCom,
           Inc. and IXC Carrier, Inc. (incorporated by reference to
           Exhibit 10.11 of Amendment No. 1 to the S-4).
10.10*+    IXC Communications, Inc. Outside Directors' Phantom Stock
           Plan 1999 Restatement.
10.11      Business Consultant and Management Agreement dated as of
           March 1, 1998, by and between IXC Communications, Inc. and
           Culp Communications Associates (incorporated by reference to
           Exhibit 10.11 of the March 31, 1998 10-Q).
10.12      Employment Agreement dated as of December 28, 1995, by and between IXC Communications, Inc. and James F. Guthrie
           (incorporated by reference to Exhibit 10.14 of the S-1
           Amendment).
10.13*     Special Stock Plan of IXC Communications, Inc. (incorporated by reference to Exhibit 10.16 of the 1996 10-K).
10.14      Lease dated as of June 4, 1997, between IXC Communications,
           Inc. and Carramerca Realty, L.P. (incorporated by reference to Exhibit 10.17 of the June 30, 1997 10-Q).
10.15      Loan and Security Agreement dated as of July 18, 1997, among
           IXC Communications, Inc., IXC Carrier, Inc. and NTFC Capital
           Corporation ("NTFC") (incorporated by reference to Exhibit
           10.18 of the June 30, 1997 10-Q).

EXHIBIT
NUMBER                             DESCRIPTION
-------                            -----------
10.16      IRU and Stock Purchase Agreement dated as of July 22, 1997, between IXC Internet Services, Inc. and PSINet Inc.
           (incorporated by reference to Exhibit 10.19 of IXC
           Communications, Inc.'s Amendment No. 1 to Form 10-Q/A for
           the quarter ended September 30, 1997 filed with the
           Commission on December 12, 1997 (the "September 30, 1997
           10-Q/A")).
10.17      Joint Marketing and Services Agreement dated as of July 22,
           1997, between IXC Internet Services, Inc. and PSINet Inc.
           (incorporated by reference to Exhibit 10.20 of the September
           30, 1997 10-Q/A).
10.18      Employment Agreement dated as of September 9, 1997, between
           Benjamin L. Scott and IXC Communications, Inc. (incorporated by reference to Exhibit 10.21 of IXC Communication Inc.'s
           Amendment No. 1 to Registration Statement on S-4 filed with the Commission on December 15, 1997 (File No. 333-37157)
           ("Amendment No. 1 to the EPS S-4")).
10.19*     IXC Communications, Inc. 1997 Special Executive Stock Plan
           (incorporated by reference to Exhibit 10.22 of Amendment No.
           1 to the EPS S-4).
10.20      First Amendment to Loan and Security Agreement dated as of
           December 23, 1997, among IXC Communications, Inc., IXC
           Carrier, Inc., NTFC and Export Development Corporation
           ("EDC") (incorporated by reference to Exhibit 10.21 of the
           1997 10-K).
10.21      Second Amendment to Loan and Security Agreement dated as of
           January 21, 1998, among IXC Communications, Inc., IXC
           Carrier, Inc., NTFC and EDC (incorporated by reference to
           Exhibit 10.22 of the 1997 10-K).
10.22*     IXC Communications, Inc. 1998 Stock Plan (incorporated by
           reference to Exhibit 10.22 of the IXC Communications, Inc.'s
           Quarterly Report Form 10-Q for the quarter ended September
           30, 1998 filed with the Commission on November 16, 1998).
10.23      Credit Agreement, dated as of October 27, 1998 among the
           Borrower, NationsBank, N.A., as a Lender and Administrative
           Agent, NationsBanc Montgomery Securities, LLC, as Lead
           Arranger, and Credit Suisse First Boston, Goldman Sachs
           Credit Partners, L.P., EDC and TD Securities (USA), Inc.,
           each as a Lender and Co-Syndication Agent (incorporated by reference to Exhibit 10.1 of IXC Communications, Inc.
           Current Report on Form 8-K dated October 27, 1998 and filed with the Commission on November 4, 1998).
10.24+     Office Lease Agreement dated as of December 7, 1998, between
           B.O. III, LTD and IXC Communications Services, Inc.
10.25+*    Employment Agreement dated as of December 7, 1998, by and
           between IXC Communications, Inc. and Michael W. Vent.
21.1+      Subsidiaries of IXC Communications, Inc.
23.1+      Consent of Ernst & Young, LLP.
23.2+      Consent of Arthur Andersen LLP.
23.3+      Consent of Deloitte & Touche LLP.
23.4+      Consent of Arthur Andersen LLP.
23.5+      Auditors' Report of Arthur Andersen LLP
24.1       Powers of Attorney (included as the signature page of this
           Form 10-K).
27.1+      Financial Data Schedule.

---------------
 * Management contract or executive compensation plan or arrangement required to be indicated as such and filed as an exhibit pursuant to applicable rules of the Commission.

 +  Filed herewith.

    (b) Reports on Form 8-K.

(1) Form 8-K dated October 27, 1998 and filed with the Commission on November 4, 1998 with respect to a press release reporting on the Company's credit facility with certain lenders.

(2) Form 8-K dated October 29, 1998 and filed with the Commission on October 30, 1998 with respect to a press release announcing Company's results of operations for the quarter ended September 30, 1998.

(3) Form 8-K dated October 30, 1998 and filed with the Commission on October 30, 1998 with respect to a press release reporting on the Company's restated consolidated financial statements including the combined results of operations, financial position and cash flows of Eclipse Telecommunications, Inc. and the Company.

(4) Form 8-K dated November 18, 1998 and filed with the Commission on November 18, 1998 with respect to a press release reporting on the Company's comments on its outlook of results of operations for the quarter ending December 31, 1998.

(5) Form 8-K dated December 7, 1998 and filed with the Commission on December 8, 1998 with respect to a press release reporting on an agreement with DCI Telecommunications, Inc.

(6) Form 8-K dated December 14, 1998 and filed with the Commission on December 22, 1998 with respect to a press release reporting on the Company's Internet backbone network and a press release reporting on the Company's capacity agreement with Level 3 Communications.

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

                                          IXC COMMUNICATIONS, INC.

                                          By:     /s/ JAMES F. GUTHRIE
                                            ------------------------------------
                                                      James F. Guthrie
                                             Executive Vice President and Chief
                                                     Financial Officer

Dated: March 26, 1999

                               POWERS OF ATTORNEY

     KNOW ALL MEN BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints Benjamin L. Scott, President, Chairman of the Board and Chief Executive Officer of IXC Communications, Inc. and Jeffrey C. Smith, Senior Vice President, General Counsel and Secretary of IXC Communications, Inc., and each of them his true and lawful attorneys-in-fact and agents with full power of substitution and resubstitution, for him and in his name, place and stead, in any and all capacities, to sign any and all amendments to this Report on Form 10-K, and to file the same, with all exhibits thereto, and other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorneys-in-fact and agents, and each of them, full power and authority to do and perform each and every act and thing requisite and necessary to be done in and about the premises, as fully to all intents and purposes as he might or could do in person, hereby ratifying and confirming all that said attorneys-in-fact and agents or any of them, or their or his substitute or substitutes, may lawfully do or cause to be done by virtue hereof.

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

                      SIGNATURE                                     TITLE                    DATE
                      ---------                                     -----                    ----
                /s/ BENJAMIN L. SCOTT                    President, Chief Executive     March 26, 1999
-----------------------------------------------------    Officer and Chairman of the
                  Benjamin L. Scott                      Board (Principal Executive
                                                                  Officer)

                 /s/ RALPH J. SWETT                               Director              March 26, 1999
-----------------------------------------------------
                   Ralph J. Swett

                /s/ JAMES F. GUTHRIE                    Executive Vice President and    March 26, 1999
-----------------------------------------------------      Chief Financial Officer
                  James F. Guthrie                        (Principal Financial and
                                                             Accounting Officer)

                /s/ RICHARD D. IRWIN                              Director              March 26, 1999
-----------------------------------------------------
                  Richard D. Irwin

                 /s/ WOLFE H. BRAGIN                              Director              March 26, 1999
-----------------------------------------------------
                   Wolfe H. Bragin

                /s/ CARL W. MCKINZIE                              Director              March 26, 1999
-----------------------------------------------------
                  Carl W. McKinzie

               /s/ PHILLIP L. WILLIAMS                            Director              March 26, 1999
-----------------------------------------------------
                 Phillip L. Williams

                   /s/ JOE C. CULP                                Director              March 26, 1999
-----------------------------------------------------
                     Joe C. Culp

                                    GLOSSARY

     ATM (asynchronous transfer mode) -- An information transfer standard that is one of a general class of technologies that relay traffic by way of an address contained within the first five bytes of a standard 53-byte-long packet or cell. The ATM format can be used by many different information systems, including local area networks, to deliver voice, video and data traffic at varying rates.

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

     Digital -- A method of storing, processing and transmitting information through the use of distinct electronic or optical pulses that represent on/off states. Digital transmission and switching technologies (both fiber and microwave) employ a sequence of these pulses to represent information in contrast to the continuously variable analog signal. The precise digital numbers minimize distortion (such as graininess or snow in the case of video transmission, or static or other background distortion in the case of audio transmission). Both the Company's microwave and fiber optic facilities transmit digital information.

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

     Kilobit -- One thousand bits of information. The information-carrying capacity (i.e., bandwidth) of a circuit may be measured in "kilobits per second".

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

     Megabit -- One million bits of information. The information-carrying capacity (i.e., bandwidth) of a circuit may be measured in "megabits per second".

     OC-3, OC-12, OC-48 and OC-192 -- Standard telecommunications industry measurements for optical transmission capacity distinguishable by bit rate transmitted per second and the number of voice or data transmissions that can be simultaneously transmitted through fiber optic cable. An OC-3 is generally equivalent to three DS3s and has a bit rate of 155.52 megabits per second and can transmit 2,016 simultaneous voice or data transmissions. An OC-12 has a bit rate of 622.08 megabits per second and can transmit 8,064 simultaneous voice or data transmissions. An OC-48 has a bit rate of 2,488.32 megabits per second and can transmit 32,256 simultaneous voice or data transmissions. An OC-192 has a bit rate of 9,953.28 megabits per second and can transmit 129,024 simultaneous voice or data transmissions.

     Optronic -- a combination of optical and electronic equipment.

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

                            IXC COMMUNICATIONS, INC.

                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

Report of Ernst & Young LLP.................................  F-2

Report of Arthur Andersen LLP...............................  F-3
Report of Deloitte & Touche LLP.............................  F-4
Consolidated Balance Sheets as of December 31, 1998 and
  1997......................................................  F-5
Consolidated Statements of Operations for the years ended
  December 31, 1998, 1997 and 1996..........................  F-6
Consolidated Statements of Changes in Stockholders' Equity
  (Deficit) for the
  years ended December 31, 1998, 1997 and 1996..............  F-7
Consolidated Statements of Cash Flows for the years ended
  December 31, 1998, 1997 and 1996..........................  F-8
Notes to Consolidated Financial Statements..................  F-9

                          INDEPENDENT AUDITOR'S REPORT

The Board of Directors
IXC Communications, Inc.

     We have audited the accompanying consolidated balance sheets of IXC Communications, Inc. and its subsidiaries as of December 31, 1998 and 1997 and the related consolidated statements of operations, stockholders' equity (deficit), and cash flows for each of the three years in the period ended December 31, 1998. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits. We did not audit the consolidated financial statements of Network Long Distance, Inc., including the subsidiaries Long Distance Telecom, Inc. and National Teleservice, Incorporated (collectively, Network Long Distance) which was combined with the Company on June 3, 1998, in a business combination accounted for as a pooling of interests as described in Note 3 to the consolidated financial statements, which statements reflect total assets constituting 5.5% of the related 1997 consolidated financial statement totals, and which statements reflect net loss constituting ($4.6) million and ($6.8) million of the related 1997 and 1996 consolidated financial statement totals, respectively. Those statements were audited by other auditors whose reports have been furnished to us, and our opinion, insofar as it relates to data included for Network Long Distance is based solely on the reports of the other auditors. The financial statements of Marca-Tel S.A. de C.V. (Marca-Tel), a corporation in which the Company has an indirect interest, have been audited by other auditors whose reports have been furnished to us; insofar as our opinion on the consolidated financial statements relates to data included for Marca-Tel, it is based solely on their report. In the consolidated financial statements, the Company's equity in the net loss of Marca-Tel is stated at ($15.9) million and ($23.6) million, for 1998 and 1997, respectively.

     We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits and the reports of other auditors provide a reasonable basis for our opinion.

     In our opinion, based on our audits and the reports of other auditors for the periods indicated, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of IXC Communications, Inc. and its subsidiaries at December 31, 1998 and 1997, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 1998, in conformity with generally accepted accounting principles.

                                          /s/ ERNST & YOUNG LLP

Austin, Texas
February 28, 1999 (except for
Note 20, as to which the date is
March 10, 1999)

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To the Stockholders of
Network Long Distance, Inc.:

     We have audited the accompanying consolidated balance sheets of Network Long Distance, Inc. (a Delaware Corporation) and subsidiaries as of March 31, 1998, and the related consolidated statements of operations, stockholders' equity and cash flows for the years ended March 31, 1998 and 1997. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits. We did not audit the financial statements of National Teleservice, Incorporated, a company acquired during the year ended March 31, 1998 in a transaction accounted for as a pooling of interests. Such statements are included in the consolidated financial statements of Network Long Distance, Inc., and reflect total assets and total revenues of 28.1% and 30.6%, respectively, of the related consolidated totals as of and for the year ended March 31, 1997. These statements were audited by other auditors whose report has been furnished to us, and our opinion, insofar as it relates to amounts included for National Teleservice, Incorporated, is based solely upon the report of the other auditors.

     We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits and the report of the other auditors provide a reasonable basis for our opinion.

     In our opinion, based upon our audits and the report of the other auditors, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Network Long Distance, Inc. and subsidiaries as of March 31, 1998, and the results of their operations and their cash flows for the years ended March 31, 1998 and 1997, in conformity with generally accepted accounting principles.

                                          /s/ ARTHUR ANDERSEN LLP

Jackson, Mississippi
May 18, 1998.

                          INDEPENDENT AUDITORS' REPORT

Board of Directors
National Teleservice, Incorporated
Winona, Minnesota

     We have audited the accompanying consolidated balance sheets of National Teleservice, Inc. (the Company) as of March 31, 1997 and the related consolidated statements of income, shareholders' equity, and cash flows for each of the three years in the period ended March 31, 1997, not separately presented herein. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express and opinion on these consolidated financial statements based on our audits.

     We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

     In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of National Teleservice, Inc. at March 31, 1997, and the results of its operations and its cash flows for the year then ended in conformity with generally accepted accounting principles.

                                          /s/ DELOITTE & TOUCHE LLP

Minneapolis, Minnesota
July 28, 1997

                            IXC COMMUNICATIONS, INC.

                          CONSOLIDATED BALANCE SHEETS
           (DOLLARS IN THOUSANDS EXCEPT SHARE AND PER SHARE AMOUNTS)

                                     ASSETS

                                                              DECEMBER 31,    DECEMBER 31,
                                                                  1998            1997
                                                              ------------    ------------
Cash and cash equivalents...................................   $  264,826      $ 155,855
Accounts receivable, net of allowance for doubtful accounts
  of $16,664 in 1998 and $13,119 in 1997....................      107,558        112,357
Current portion of notes receivable.........................       63,748            739
Note receivable from Westel.................................        9,421             --
Prepaid expenses and other current assets...................       10,965          4,108
                                                               ----------      ---------
         Total current assets...............................      456,518        273,059
Property and equipment, net.................................      983,676        613,874
Non-current marketable securities...........................      219,880             --
Investment in unconsolidated subsidiaries...................        9,505         17,497
Deferred charges and other non-current assets...............       78,658         64,442
                                                               ----------      ---------
         Total assets.......................................   $1,748,237      $ 968,872
                                                               ==========      =========
LIABILITIES, REDEEMABLE PREFERRED STOCK AND STOCKHOLDERS' DEFICIT
Current portion of long-term debt...........................   $   13,984      $  12,294
Accounts payable-trade......................................       33,558         86,651
Accrued cost of service.....................................       43,177         56,994
Taxes payable...............................................       23,758          9,426
Accrued interest............................................        8,768          8,911
Customer deposits...........................................       18,595         13,006
Current portion of unearned revenue.........................       33,640          6,310
Other current liabilities...................................       21,186         12,084
                                                               ----------      ---------
         Total current liabilities..........................      196,666        205,676
Long-term debt, less current portion........................      679,016        308,453
Unearned revenue -- noncurrent..............................      488,395         59,627
Other noncurrent liabilities................................        8,848         10,419
7 1/4% Convertible Preferred Stock with an aggregate
  liquidation preference of $.01 par value;
  authorized -- 3,000,000 shares of all classes of Preferred
  Stock; 1,074,500 shares issued and outstanding (aggregate
  liquidation preference of $107,450) at December 31,
  1998......................................................      103,623        101,239
12 1/2% Exchangeable Preferred Stock; $.01 par value;
  authorized -- 3,000,000 shares of all classes of Preferred
  Stock; 349,434 shares issued and outstanding (aggregate
  liquidation preference of $354,894, including accrued
  dividends of $5,460) at December 31, 1998.................      344,235        302,129
Stockholders' equity (deficit):
  10% Junior Series 3 Cumulative Preferred Stock, $.01 par
    value; authorized -- 3,000,000 shares of all classes of
    Preferred Stock; no shares issued and outstanding at
    December 31, 1998 and 414 shares issued and outstanding
    at December 31, 1997 (aggregate liquidation preference
    of $692 at December 31, 1997)...........................           --              1
  6 3/4% Cumulative Convertible Preferred Stock, $.01 par
    value; authorized -- 3,000,000 shares of all classes of
    Preferred Stock; 155,250 shares issued and outstanding
    at December 31, 1998 and no shares issued and
    outstanding at December 31, 1997 (aggregate liquidation
    preference of $155,250 at December 31, 1998)............            2             --
  Common Stock, $.01 par value; authorized-- 100,000,000
    shares; 36,409,709 shares and 35,575,325 shares issued
    and outstanding at December 31,1998 and December 31,
    1997....................................................          364            356
  Additional paid-in capital................................      253,429        143,355
  Accumulated deficit.......................................     (326,341)      (162,383)
                                                               ----------      ---------
         Total stockholders' deficit........................      (72,546)       (18,671)
                                                               ----------      ---------
         Total liabilities, redeemable preferred stock and
           stockholders' deficit............................   $1,748,237      $ 968,872
                                                               ==========      =========

                            See accompanying notes.

                            IXC COMMUNICATIONS, INC.

                     CONSOLIDATED STATEMENTS OF OPERATIONS
                 (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                                YEAR ENDED DECEMBER 31,
                                                           ----------------------------------
                                                             1998         1997         1996
                                                           ---------    ---------    --------
Net operating revenue:
(Net of service credits and bad debt provisions of
  $55,113, $20,782, and $6,311, respectively)
  Private line service...................................  $ 225,358    $ 161,570    $ 99,793
  Long distance switched services........................    414,405      359,288     182,174
  Data and Internet services.............................      9,029          759          --
  Other..................................................     19,776           --          --
                                                           ---------    ---------    --------
                                                             668,568      521,617     281,967
Operating expenses:
  Cost of services.......................................    433,300      395,667     194,881
  Operations and administration..........................    144,536      102,760      71,103
  Depreciation and amortization..........................    113,586       69,139      35,927
  Merger costs...........................................      7,955        3,591          --
                                                           ---------    ---------    --------
     Operating loss......................................    (30,809)     (49,540)    (19,944)
Interest income..........................................     14,339        7,565       2,838
Interest income on escrow under 12 1/2% Senior Notes.....         --          203       7,404
Interest expense.........................................    (31,683)     (31,702)    (37,636)
Equity (loss) from unconsolidated subsidiaries...........    (32,986)     (23,800)     (1,961)
Other, net...............................................        226           29        (200)
                                                           ---------    ---------    --------
Loss before (provision) benefit for income taxes,
  minority interest and extraordinary loss...............    (80,913)     (97,245)    (49,499)
(Provision) benefit for income taxes.....................    (13,925)      (1,359)      5,880
Minority interest........................................       (666)        (560)       (618)
                                                           ---------    ---------    --------
Loss before extraordinary loss...........................    (95,504)     (99,164)    (44,237)
Extraordinary loss on early extinguishment of debt, net
  of benefit for income tax of $6,265....................    (66,952)          --          --
                                                           ---------    ---------    --------
Net loss.................................................   (162,456)     (99,164)    (44,237)
Dividends applicable to preferred stock..................    (58,239)     (21,636)     (1,739)
                                                           ---------    ---------    --------
Net loss applicable to common stockholders...............  $(220,695)   $(120,800)   $(45,976)
                                                           =========    =========    ========
Basic and diluted loss per share:
  Before extraordinary loss..............................  $   (4.28)   $   (3.47)   $  (1.52)
  Extraordinary loss.....................................      (1.87)          --          --
                                                           ---------    ---------    --------
  Net loss...............................................  $   (6.15)   $   (3.47)   $  (1.52)
                                                           =========    =========    ========
Weighted average shares outstanding......................     35,868       34,777      30,277
                                                           =========    =========    ========

                            See accompanying notes.

                            IXC COMMUNICATIONS, INC.

           CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT)
                       (DOLLARS AND SHARES IN THOUSANDS)

                                       10%         6 3/4% CUMULATIVE
                                 JUNIOR SERIES 3      CONVERTIBLE
                                 PREFERRED STOCK    PREFERRED STOCK     COMMON STOCK     ADDITIONAL                 STOCKHOLDERS'
                                 ---------------   -----------------   ---------------    PAID-IN     ACCUMULATED      EQUITY
                                 SHARES   AMOUNT   SHARES    AMOUNT    SHARES   AMOUNT    CAPITAL       DEFICIT       (DEFICIT)
                                 ------   ------   -------   -------   ------   ------   ----------   -----------   -------------
BALANCE AT DECEMBER 31, 1995...    13      $ 13       --       $--     27,284    $273     $ 42,300     $ (19,105)     $  23,481
Issuance of common stock.......    --        --       --       --       6,533      65       95,849            --         95,914
Change in fiscal year of merged
  entities.....................    --        --       --       --          --      --           --           123            123
Net loss.......................    --        --       --       --          --      --           --       (44,237)       (44,237)
                                  ---      ----      ---       --      ------    ----     --------     ---------      ---------
BALANCE AT DECEMBER 31, 1996...    13        13       --       --      33,817     338      138,149       (63,219)        75,281
Issuance of common stock.......    --        --       --       --       1,187      12       23,440            --         23,452
Stock option exercises.........    --        --       --       --          63       1        1,967            --          1,968
Preferred dividends paid in
  kind and accrued.............    --        --       --       --          --      --      (20,047)           --        (20,047)
Conversion of Series 3
  Preferred Stock..............   (12)      (12)      --       --         605       6            5            --             (1)
Other..........................    --        --       --       --         (97)     (1)        (159)           --           (160)
Net loss.......................    --        --       --       --          --      --           --       (99,164)       (99,164)
                                  ---      ----      ---       --      ------    ----     --------     ---------      ---------
BALANCE AT DECEMBER 31, 1997...     1         1       --       --      35,575     356      143,355      (162,383)       (18,671)
Effect of pooling of
  interests....................    --        --       --       --          --      --           --        (1,502)        (1,502)
Redemption of Series 3
  Preferred Stock..............    (1)       (1)      --       --          --      --         (708)           --           (709)
Issuance of common stock for
  acquisitions.................    --        --       --       --         265       3       14,520            --         14,523
Stock option exercises.........    --        --       --       --         594       5        6,440            --          6,445
Issuance of preferred stock....    --        --      155        2          --      --      148,061            --        148,063
Preferred dividends paid in
  kind and accrued.............    --        --       --       --          --      --      (58,239)           --        (58,239)
Net loss.......................    --        --       --       --          --      --           --      (162,456)      (162,456)
                                  ---      ----      ---       --      ------    ----     --------     ---------      ---------
BALANCE AT DECEMBER 31, 1998...    --      $ --      155       $2      36,434    $364     $253,429     $(326,341)     $ (72,546)
                                  ===      ====      ===       ==      ======    ====     ========     =========      =========

                            See accompanying notes.

                            IXC COMMUNICATIONS, INC.

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (DOLLARS IN THOUSANDS)

                                                                   YEAR ENDED DECEMBER 31,
                                                              ---------------------------------
                                                                1998        1997        1996
                                                              ---------   ---------   ---------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss....................................................  $(162,456)  $ (99,164)  $ (44,237)
Adjustments to reconcile net loss to cash provided by (used
  in) operating activities:
  Depreciation..............................................     92,822      51,929      24,509
  Amortization..............................................     21,945      18,912      12,703
  Provision for doubtful accounts and service credits.......     55,113      20,782       6,311
  Non-cash merger-related costs.............................      1,603          --          --
  Equity in net loss of unconsolidated subsidiaries.........     32,986      23,800       1,961
  Minority interest in net (income) loss of subsidiaries....        666         560         618
  Compensation expense on stock options and phantom stock...        143       1,447         254
  Extraordinary loss on early extinguishment of debt........     69,952          --          --
  Changes in operating assets and liabilities, net of
    effects of acquisitions:
    Accounts receivable.....................................    (56,393)    (70,498)    (45,958)
    Notes receivable from customers and IRU sales...........     50,770          --          --
    Other current assets....................................     (5,536)        879         660
    Accounts payable -- trade...............................    (24,804)     26,242      19,971
    Accrued liabilities and accrued service costs...........      2,533      15,903       4,436
    Deferred income taxes...................................         --        (457)     (6,135)
    Deferred charges and other non-current assets...........     (5,910)    (30,513)     (3,774)
    Unearned revenue........................................    131,143      60,092          --
    Other non-current liabilities...........................     (2,237)      1,872       5,752
                                                              ---------   ---------   ---------
      Net cash provided by (used in) operating activities...    202,340      21,786     (22,929)
                                                              ---------   ---------   ---------
CASH FLOWS FROM INVESTING ACTIVITIES:
Release of funds from escrow under 12 1/2% Senior Notes.....         --      69,564     154,244
Deposit into escrow under 12 1/2% Senior Notes..............         --     (18,152)     (7,404)
Purchase of property and equipment..........................   (476,382)   (315,853)   (136,976)
Acquisitions, net of cash acquired and common stock
  issued....................................................    (22,698)     (2,502)     (3,777)
Payments received from notes receivable.....................      5,461          --          --
Proceeds from sale of property and equipment................      2,224          --          --
Investments in unconsolidated subsidiaries..................    (31,510)    (35,497)     (7,319)
                                                              ---------   ---------   ---------
      Net cash used in investing activities.................   (522,905)   (302,440)     (1,232)
                                                              ---------   ---------   ---------
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of debt..............................    678,000          --       3,250
Net proceeds from sale of preferred stock...................    148,063     383,321          --
Principal payments on long-term debt and capital lease
  obligations...............................................   (367,788)    (11,499)    (16,679)
Payment of debt issue costs.................................    (18,063)         --      (1,301)
Redemption of preferred stock...............................       (709)         --          --
Payment of dividends........................................    (13,732)         --          --
Issuance of common stock....................................      5,267         173      94,069
Other financing activities..................................         --         424          --
                                                              ---------   ---------   ---------
      Net cash provided by financing activities.............    431,038     372,419      79,339
                                                              ---------   ---------   ---------
Effect of change in year-end from merged entities...........     (1,502)         --         537
                                                              ---------   ---------   ---------
Net increase in cash and cash equivalents...................    108,971      91,765      55,715
Cash and cash equivalents at beginning of year..............    155,855      64,090       8,375
                                                              ---------   ---------   ---------
Cash and cash equivalents at end of year....................  $ 264,826   $ 155,855   $  64,090
                                                              =========   =========   =========
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid for:
  Income taxes..............................................  $   3,739   $     516   $     706
                                                              =========   =========   =========
  Interest, net of amounts capitalized......................  $  31,052   $  30,638   $  38,082
                                                              =========   =========   =========

                            See accompanying notes.

                            IXC COMMUNICATIONS, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               DECEMBER 31, 1998

 1. ORGANIZATION AND OPERATIONS

     Our company, IXC Communications, Inc. and its subsidiaries, is a provider of telecommunications services based in Austin, Texas. We are a leading provider of telecommunications transmission, data, Internet, and switched long distance services with a coast-to-coast digital fiber-optic network containing over 9,300 digital route miles, with additions to this network continuing to be constructed. We provide three principal products through both wholesale and retail distribution channels. We lease dedicated circuits to other companies for the transmission of voice and data ("private lines"). We transmit long distance traffic that is processed through our switches ("switched long distance services"). Finally, we are an Internet services and backbone provider that provides web hosting and other Internet services, frame relay and ATM-based switched data services ("Data/Internet").

 2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

  Principles of Consolidation

     We are a Delaware corporation that incorporated in 1992. The accompanying consolidated financial statements include the accounts of IXC and our wholly-owned and majority-owned subsidiaries. Less-than-majority-owned subsidiaries, and subsidiaries for which control is deemed to be temporary, are accounted for using the equity method. For equity method investments, the Company's share of income is calculated according to the Company's equity ownership. Any differences between the carrying amount of an investment and the amount of the underlying equity in the net assets of the investee are amortized over the expected life of the investment. Significant intercompany accounts and transactions have been eliminated in the consolidated financial statements. Investments over which we do not exercise significant influence over financial or operating policies are reported using the cost method.

     On June 3, 1998, the Company acquired Eclipse Telecommunications, Inc. ("Eclipse", formerly named Network Long Distance, Inc.) in a transaction accounted for as a pooling of interests. All prior period consolidated financial statements presented have been restated to include the combined results of operations, financial position and cash flows of Eclipse as though it had always been a part of IXC.

  Use of Estimates

     The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expense during each reporting period. Actual results could differ from those estimates.

  Cash and Cash Equivalents

     Cash and cash equivalents include cash on hand, money market funds and all investments with an initial maturity of three months or less. All cash equivalents are recorded at cost and classified as available for sale.

  Property and Equipment

     Property and equipment, including items acquired under capital lease arrangements, are recorded at cost. Depreciation is provided using the straight-line method over the estimated useful lives of the various assets, ranging from three to twenty years. Depreciation begins the month after an asset is placed in service. Purchases of fiber usage rights from other carriers are recorded at cost and are depreciated over the lesser of the term of the related agreement or the estimated life of the fiber optic cable. Maintenance and repairs are charged to operations as incurred. Costs associated with uncompleted portions of the fiber optic network are

                            IXC COMMUNICATIONS, INC.

                               DECEMBER 31, 1998

classified as construction in progress. Upon completion, the costs will be classified as transmission systems and depreciated over their useful lives.

     Interest is capitalized as part of the cost of constructing the fiber optic network and for amounts invested in companies or joint ventures accounted for using the equity method during pre-operating periods. Interest capitalized during construction periods is computed by determining the average accumulated expenditures for each interim capitalization period and applying an average effective interest rate. Total interest capitalized during the years ended December 31, 1998, 1997, and 1996 was $16.2 million, $7.3 million, and $2.9 million, respectively.

     We review long-lived assets for impairment by comparing the undiscounted cash flows estimated to be generated by those assets with the related carrying amount of the assets. Upon an indication of an impairment, a loss is recorded if the discounted cash flows projected for the assets is less than the assets' carrying value.

     The Company's property and equipment consisted of the following as of December 31, 1998 and 1997 (in thousands):

                                                                 1998         1997
                                                              ----------    ---------
Land and rights of way......................................  $    3,997    $   4,201
Buildings and improvements..................................      38,966       22,006
Transmission systems........................................     905,747      446,255
Furniture, vehicles and other...............................      12,211       10,348
Fiber usage rights..........................................      98,882       34,991
Construction in process.....................................     133,852      216,481
                                                              ----------    ---------
                                                               1,193,655      734,282
Less: Accumulated depreciation and amortization.............    (209,979)    (120,408)
                                                              ----------    ---------
      Property and equipment, net...........................  $  983,676    $ 613,874
                                                              ==========    =========

  Deferred Charges and Other Non-current Assets

     Deferred charges consist of deferred financing costs, deferred network costs, deferred customer acquisition costs, and goodwill. Deferred financing costs are costs incurred in connection with obtaining long-term financing; such costs are amortized as interest expense over the terms of the related debt agreements. Certain costs incurred with the connection of customers to the switched long distance network and the acquisition costs of retail customer accounts obtained through an outside sales organization were deferred and are amortized on a straight-line basis over two years. Goodwill associated with acquisitions is amortized over the life of that intangible. As of December 31, 1998, all goodwill is being amortized over 5 years. During 1997 and 1996, non-cash charges were recorded to reduce the carrying amount of certain customer acquisition costs and goodwill; such write-downs amounted to approximately $4.0 million in 1997 and $6.3 million in 1996 and are included in amortization expense. Accumulated amortization on all intangible assets amounted to $37.7 million and $13.8 million at December 31, 1998 and 1997, respectively.

  Revenue

     Private line voice and data circuit revenue is generated primarily by providing capacity on the fiber optic and microwave transmission networks at rates established under long-term contractual arrangements or on a month-to-month basis after contract expiration. Revenue is recognized as services are provided.

                            IXC COMMUNICATIONS, INC.

                               DECEMBER 31, 1998

     Switched long-distance service revenue is generated primarily by providing voice communication services. Revenue is generally based on usage and recognized as services are provided. Customers are billed monthly after services are rendered.

     Data/Internet revenue is generated by providing a number of services, including Internet service, web hosting and consulting. Revenue is recognized as services are provided. Customers are billed monthly, generally after the service is provided.

     Sales of indefeasible rights to use fiber or capacity ("IRU") are recorded as unearned revenue at the earlier of the acceptance of the applicable portion of the network by the customer or the receipt of cash. The revenue is recognized over the life of the agreement as services are provided beginning on the date of customer acceptance. IRU revenue and related maintenance revenue is included in private line revenue in the accompanying statement of operations. During 1998 revenue related to the sale of options in fibers that were jointly owned with another carrier was reported as other operating revenue, net of our basis in the options.

  Fiber Exchange Agreements

     In connection with the fiber optic network expansion, we entered into various agreements to exchange fiber usage rights. Non-monetary exchanges of fiber usage are recorded at the cost of the asset transferred or, if applicable, the fair value of the asset received. We account for agreements to exchange fiber for capacity with other carriers by recognizing the fair value of the revenue earned and expense incurred under the respective agreements. Exchange agreements accounted for non-cash revenue and expense (in equal amounts) of $19.1 million in 1998, $14.0 million in 1997, and $14.0 million in 1996.

  Income Taxes

     Deferred income taxes are provided for net operating losses and for temporary differences between the basis of assets and liabilities for financial reporting and income tax reporting. Investment tax credits are accounted for by the flow-through method.

  Stock-Based Compensation

     We account for employee stock options under Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" ("APB 25") and related interpretations. Under APB 25 compensation expense is recognized when the exercise price of employee stock options is less than the market price of the underlying stock on the date of grant.

  Basic and Diluted Loss Per Share

     Basic earnings per share is calculated using the weighted average number of common shares outstanding, excluding any dilutive effects of options, warrants and convertible securities. Diluted earnings per share includes the weighted average number of common shares outstanding and the number of common equivalent shares which would be issued related to options and convertible securities using the treasury method, unless such additional shares are anti-dilutive.

  Reclassifications

     We reclassified certain amounts for prior years to conform to the current year presentation.

                            IXC COMMUNICATIONS, INC.

                               DECEMBER 31, 1998

 3. ACQUISITIONS

  Eclipse Merger

     On June 3, 1998, we completed the acquisition of Eclipse through a merger of a subsidiary with Eclipse, by exchanging approximately 4,051,970 shares of our common stock for all of the outstanding common stock of Eclipse. Each share of Eclipse common stock was exchanged for .2998 shares of our common stock. In addition, outstanding Eclipse stock options were converted at the same exchange factor into options to purchase shares of our common stock.

     The merger constituted a tax-free reorganization and has been accounted for as a pooling of interests. Accordingly, all prior period consolidated financial statements have been restated to show our results of operations, financial position and cash flows combined with Eclipse. Prior to the merger, Eclipse utilized a March 31 fiscal year end. For purposes of the combined results of operations for the years ended December 31, 1997 and 1996, the amounts include Eclipse's historical results of operations for the years ended March 31, 1998 and 1997, respectively. In order to report cash flow for 1998, a $1.5 million adjustment is included in the 1998 statements of stockholders' equity(deficit) and cash flows, representing Eclipse's first quarter 1998 net income, which is in both the beginning retained earnings balance and the fiscal 1998 net income amount. We had no transactions with Eclipse prior to the merger; however, certain reclassifications, primarily related to the presentation of certain excise taxes and bad debt provisions, were made to conform Eclipse's accounting policies to our accounting policies. The results of operations for the separate companies and the combined amounts presented in the restated consolidated financial statements follow (in thousands):

                                               ECLIPSE      IXC      ADJUSTMENTS   COMBINED
                                               --------   --------   -----------   --------
1997
Operating revenue............................  $105,823   $420,710     $(4,916)    $521,617
Operating expenses...........................   110,204    465,945      (4,992)     571,157
Net income (loss)............................    (4,609)   (94,555)         --      (99,164)
1996
Operating revenue............................  $ 86,005   $203,761     $(7,799)    $281,967
Operating expenses...........................    91,933    217,777      (7,799)     301,911
Net income (loss)............................    (6,789)   (37,448)         --      (44,237)

     A reconciliation of the Company's historical loss per share to the loss per share as restated due to the Eclipse merger is as follows:

                                                               1997     1996
                                                              ------   ------
Loss per share, as previously reported......................  $(3.75)  $(1.42)
Effect of Eclipse's income (loss)...........................   (0.15)   (0.25)
Effect of change in weighted average shares
  Outstanding...............................................    0.43     0.15
                                                              ------   ------
          Restated basic and diluted loss per share.........  $(3.47)  $(1.52)
                                                              ======   ======

     The effect of change in the weighted average shares outstanding represents the addition of shares issued to Eclipse's former shareholders in order to complete the merger. The effect of Eclipse's income (loss) represents the impact of adding Eclipse's net income or loss to our historical results.

     We recorded in 1998 a charge of $8.0 million for merger related costs, including professional services associated with the merger, termination costs associated with duplicate functions, costs of exiting excess office space, and the write-off of duplicate equipment and software.

                            IXC COMMUNICATIONS, INC.

                               DECEMBER 31, 1998

  Other Acquisitions

     Prior to the merger with Eclipse, both we and Eclipse had entered into several business combinations and customer base acquisitions. Certain of those combinations were accounted for using the pooling of interests method, and the results of operations of those acquired businesses are included herein for all periods presented. The results of operations of other businesses acquired through purchase transactions are included herein for only the periods subsequent to their respective purchase. No pro forma financial information for any of the business combinations has been presented in these consolidated financial statements as the revenue, results of operations, and assets of the previously acquired businesses are not material.

     The acquisitions recorded as purchases were paid for with cash or common stock. The consideration paid and assets acquired during the years ended December 31, 1998, 1997, and 1996 are as follows (in thousands):

                                                        1998        1997       1996
                                                      --------    --------    -------
Fair value of tangible assets acquired..............  $ 10,822    $    (85)   $   776
Liabilities assumed.................................    (3,362)         --         --
Excess of cost over net assets acquired.............    29,761      26,039      4,863
Value of common stock issued........................   (14,523)    (23,452)    (1,862)
                                                      --------    --------    -------
          Cash paid for acquisitions................  $ 22,698    $  2,502    $ 3,777
                                                      ========    ========    =======

  Pending Coastal Acquisition

     In January 1999 we entered into an agreement to purchase Coastal Telephone Company for approximately $100 million, of which $25 million is anticipated to be paid in stock. Coastal is a retail long distance reseller. Closing is expected to occur in the second quarter of 1999 and is subject to certain terms and conditions.

 4. NOTES RECEIVABLE

     We sold an IRU to a customer in 1996. The customer elected to pay for the IRU with a series of notes. Notes amounting to $94.1 million were agreed to by the customer in 1998, of which $45.0 million was received in 1998. The remaining balance due at December 31, 1998, was $49.1 million, of which $48.0 million is classified as current. The notes bear interest at 12% and are payable in 6 quarterly installments beginning on the date the applicable portion of the IRU was accepted. In March 1999, the customer repaid the total amount of the note.

     We sold a $14.1 million capacity IRU to a customer in 1998. The customer agreed to pay for the IRU with $3.0 million in cash and an $11.1 million note. We received $1.0 million in payments on the note in 1998. The remaining $10.1 million of the note is due in 1999 and is classified as a current note receivable.

     We accepted a $14.9 million note receivable from Westel, a partner in the Marca-Tel investment, to repay us for certain contributions previously made to Progress International, LLC, which holds the investment in Marca-Tel. The note is secured by Westel's interest in Progress. The note bears interest at 12%, and $9.4 million is outstanding and classified as current at December 31, 1998.

                            IXC COMMUNICATIONS, INC.

                               DECEMBER 31, 1998

 5. INVESTMENTS IN UNCONSOLIDATED SUBSIDIARIES

     Investments in and advances to unconsolidated subsidiaries accounted for using the equity method are as follows at December 31, 1998 and 1997 (in thousands):

                                                                   BALANCE OF INVESTMENTS
                                                                        AND ADVANCES
                                                      OWNERSHIP    -----------------------
                                                      INTEREST        1998         1997
                                                      ---------    ----------    ---------
Marca-Tel S.A. de C.V...............................    24.5%       $(11,827)     $11,638
Applied Theory, Inc.................................      34%         10,727           --
Unidial Communications, Services, LLC...............      20%          7,931           --
Storm Telecommunications Ltd........................      40%          2,674        5,859
                                                                    --------      -------
          Total.....................................                $  9,505      $17,497
                                                                    ========      =======

     The combined results of operations and financial position from all the investees accounted for using the equity method during 1998 as well as the Company's share of their income (loss) are summarized below (in thousands):

                                                        1998        1997       1996
                                                      --------    --------    -------
COMBINED RESULTS OF OPERATIONS:
Net revenue.........................................  $ 51,162    $  5,786    $    --
Gross profit(loss)..................................     7,071      (4,556)    (3,110)
Net loss............................................   (37,378)    (23,395)    (3,120)
IXC's share of losses from equity-method
  investees.........................................  $(23,477)   $(23,800)   $(1,961)
IXC's share of loss from PSINet investment..........    (9,509)         --         --
                                                      --------    --------    -------
Losses from equity-method investments...............  $(32,986)   $(23,800)   $(1,961)
                                                      ========    ========    =======
COMBINED BALANCE SHEET DATA:
Current assets......................................  $ 49,275    $ 10,123
Non-current assets..................................    97,989      80,351
Current liabilities.................................    60,455      18,431
Non-current liabilities.............................    78,454      51,831

  Marca-Tel

     At December 31, 1998, we indirectly owned 24.5% of Marca-Tel S.A. de C.V. ("Marca-Tel") through our ownership of 50% of Progress, which owned 49% of Marca-Tel. The remaining 51% of Marca-Tel was owned by a Mexican individual and Formento Radio Beep, S.A. de C.V. ("Radio Beep"). The other 50% of Progress was owned by Westel International, Inc. ("Westel"). In June 1998 we obtained a note receivable from Westel for $14.9 million of advances that we had made to Progress International on Westel's behalf. The note receivable from Westel is secured by a portion of Westel's investment in Progress. During the fourth quarter of 1998 we ceased recognition of additional losses from Marca-Tel since our investment in Marca-Tel, net of the note receivable from Westel, was reduced to a negative amount. See Note 20 for discussion of matters related to the Westel note in March 1999.

  Applied Theory, Inc.

     In May 1998 we purchased a 34% interest in Applied Theory Communications, Inc., a New York-based Internet Service Provider. Applied Theory, Inc. was formed in 1996 to provide high quality Internet services

                            IXC COMMUNICATIONS, INC.

                               DECEMBER 31, 1998

for the New York state research and education community. During 1998 we invested almost $13 million in Applied Theory, Inc.

  UniDial Communications Services, LLC

     In December 1997 we formed a joint venture with UniDial Communications to sell UniDial products over our network. The joint venture is named UniDial Communications Services, LLC. We provide the joint venture with a full range of voice, video, Internet, and data services which are private labeled under the UniDial Communications name. The products are marketed through a full-time national sales force of UniDial Communications network consultants.

  Storm Telecommunications Ltd.

     In October 1997, Storm Telecommunications, Ltd. was formed. Storm is a joint venture with Telenor AS, the Norwegian national telephone company, to provide telecommunication services to carriers and resellers in Europe. The joint venture is owned 40 percent by us, 40 percent by Telenor Global Services AS, and 20 percent by Clarion Resources Communications Corporation, a U.S.-based telecommunications company in which Telenor owns a controlling interest. We have two out of five seats on the joint venture's board.

 6. MARKETABLE SECURITIES

  Investment in PSINet Common Stock.

     In February 1998 we entered into an agreement to provide PSINet an IRU in 10,000 miles of OC-48 transmission capacity on our network over a 20-year period in exchange for approximately 10.2 million shares of PSINet's common stock. The agreement provided that PSINet would pay us additional cash or common stock if the market value of the 10.2 million shares did not reach $240 million within a specified time. In January 1999 the value of PSINet's common stock exceeded the $240 million valuation threshold, thereby eliminating any obligation of PSINet to make any additional payments. The market value of the 10.2 million shares at March 30, 1999 was $448.2 million. These shares may be sold by us or pledged as collateral against indebtedness. The amount of fair value which exceeds the $240 million threshold will be credited to stockholders' equity going forward.

     From February 1998 through May 1998 we accounted for the investment in PSINet using the equity method since we considered ourselves to have significant influence over PSINet based upon our level of ownership and control. We recognized losses of approximately $9.5 million during that period. In June 1998 we changed from the equity method to the cost method due to a change in the level of ownership and control. At December 31, 1998, our investment in PSINet was carried at $202.1 million and is included in non-current marketable securities in the accompanying consolidated balance sheet. The fair value of the investment as of December 31, 1998, was $211.6. The difference between the fair value of the investment and the carrying value results from losses recognized when the investment was accounted for using the equity method.

     A corresponding balance of $210.7 million is included in unearned revenue because PSINet agreed to either pay us in cash or stock an amount up to $240 million for the IRU if the shares' value was less than $240 million. The amount in unearned revenue is being recognized as IRU revenue over the 20-year life of the agreement as the capacity is delivered. Additionally, we began receiving a maintenance fee that, as the full capacity is used by PSINet, is expected to increase to approximately $11.5 million per year.

                            IXC COMMUNICATIONS, INC.

                               DECEMBER 31, 1998

  Investment in DCI Telecommunications, Inc. Common Stock

     In November 1998 we entered into an agreement to acquire common stock of DCI Telecommunications, Inc. ("DCI"), as consideration for payment of amounts due from on of our customers that was also a vendor of DCI. The agreement provides that DCI will issue us additional common stock if the market value of the shares does not reach $18 million by June 1, 1999. The investment in DCI is included in non-current marketable securities in the accompanying consolidated balance sheet. The fair value of the investment is equal to the carrying value due to the guarantee to receive additional shares if the price of the stock is outside a specified range.

 7. LONG-TERM DEBT AND CAPITAL LEASE OBLIGATIONS

     Long-term debt and capital lease obligations consisted of the following at December 31, 1998 and 1997 (in thousands):

                                                                1998        1997
                                                              --------    --------
Amounts due under Revolving Credit Facility.................  $200,000    $     --
9% Senior Subordinated Notes................................   450,000          --
NTFC Credit Facility........................................    23,800          --
12 1/2% Senior Notes, net of unamortized discount of $6,862
  in 1997...................................................       815     278,138
Capital lease obligations...................................    16,115      36,595
Other debt..................................................     2,270       6,014
                                                              --------    --------
          Total long-term debt and capital lease
            obligations.....................................   693,000     320,747
Less current portion........................................   (13,984)    (12,294)
                                                              --------    --------
Long-term debt and capital lease obligations................  $679,016    $308,453
                                                              ========    ========

  Revolving Credit Facility

     In October 1998 we entered into a $600 million credit facility with a syndicate of financial institutions. The credit facility provides for: 1) a $150 million revolving loan facility (which also includes letter of credit availability of up to $20 million); 2) a term loan facility in the amount of $200 million; and 3) an uncommitted special-purpose loan facility that can be used under certain terms and conditions. Loans outstanding under the credit facility bear interest at either LIBOR or the lead commercial bank's prime rate plus applicable margins. At December 31, 1998, we selected the LIBOR option resulting in a combined interest rate of 7.75%. The facility has a five-year term and is secured by the assets of certain of our subsidiaries. In October 1998, we drew down $200 million under the facility, net of $4.2 million of transaction costs. We must comply with various financial and other covenants on an ongoing basis in addition to meeting the covenants on a pro forma basis prior to drawing additional amounts under the credit facility. Certain of the covenants become more restrictive over time. From time to time we have discussions with the commercial banks to ensure that we will remain in compliance with these covenants on a prospective basis.

  9% Senior Subordinated Notes

     In 1998 we issued $450.0 million of 9% Senior Subordinated Notes due 2008 (the "9% Notes"). In connection with the sale of the 9% Notes, we announced a tender offer to purchase for cash all of the outstanding 12 1/2% Senior Notes. The 9% Notes are general unsecured obligations and are subordinate in right of payment to all existing and future senior indebtedness and other liabilities of our subsidiaries. The indenture related to the 9% Notes requires us to comply with various financial and other covenants and restricts us from incurring certain additional indebtedness.

                            IXC COMMUNICATIONS, INC.

                               DECEMBER 31, 1998

  12 1/2% Senior Notes

     In a tender offer in 1998, $284.2 million (out of $285.0 million) in aggregate principal amount of the 12 1/2% Senior Notes was tendered and accepted for payment. The 12 1/2% Senior Notes indenture was amended to eliminate substantially all of its restrictive covenants and guarantees. We used approximately $342.7 million of the $435.6 million net proceeds of the 9% Notes offering to pay the tender offer price for the 12 1/2% Senior Notes. With the early extinguishment of the 12 1/2% Senior Notes a net charge of approximately $67.0 million was recorded as an extraordinary item in 1998.

  NTFC Credit Facility

     In 1997 we entered into a $28 million secured equipment financing facility with NTFC Capital Corporation. Advances borrowed under this facility bear interest at 8.85% and are due in 2003.

  Capital Leases

     We have acquired certain facilities and equipment using capital leases. The gross amount of assets recorded under capital leases at December 31, 1998 and 1997 was $41.7 million and $39.6 million, respectively. The related accumulated depreciation was $25.0 million and $17.9 million at December 31, 1998 and 1997, respectively.

     Annual maturities of long-term debt and minimum payments under capital leases for the five years subsequent to December 31, 1998, are as follows (in thousands):

                                                      LONG-TERM    CAPITAL
                                                        DEBT       LEASES      TOTAL
                                                      ---------    -------    --------
1999................................................  $  7,870     $ 7,624    $ 15,494
2000................................................     5,600       6,177      11,777
2001................................................     5,600       3,506       9,106
2002................................................     5,600         839       6,439
2003................................................   201,400         162     201,562
Thereafter..........................................   450,815          --     450,815
                                                      --------     -------    --------
                                                       676,885      18,308     695,193
Less amounts related to interest....................        --      (2,193)     (2,193)
                                                      --------     -------    --------
                                                       676,885      16,115     693,000
Less current portion................................    (7,870)     (6,114)    (13,984)
                                                      --------     -------    --------
                                                      $669,015     $10,001    $679,016
                                                      ========     =======    ========

 8. REDEEMABLE PREFERRED STOCK

  7 1/4% Junior Convertible Preferred Stock Due 2007

     In 1997 we issued $100 million (1,000,000 shares) of 7 1/4% Junior Convertible Preferred Stock Due 2007. The 7 1/4% Convertible Preferred Stock is convertible at the option of the holder into shares of common stock at a conversion rate of 4.263 shares of common stock for each share of 7 1/4% Convertible Preferred Stock. On March 31, 2007, the 7 1/4% Convertible Preferred Stock must be redeemed at a price equal to the liquidation preference ($100 per share) plus accrued and unpaid dividends. Because it is mandatorily redeemable, it is not included in stockholders' equity. Dividends payable on or before March 31, 1999 are payable in either cash or additional shares of 7 1/4% Convertible Preferred Stock. Thereafter, dividends will accrue at 8 3/4% if we elect to pay the dividend through the issuance of additional shares of 7 1/4% Convertible Preferred Stock. The difference

                            IXC COMMUNICATIONS, INC.

                               DECEMBER 31, 1998

between the carrying value of the 7 1/4% Convertible Preferred Stock and its redemption value is being accreted to additional paid-in-capital through the mandatory redemption date; the accretion is included in dividends applicable to preferred stock.

  12 1/2% Junior Exchangeable Preferred Stock Due 2009

     In 1997 we issued $300 million (300,000 shares) of 12 1/2% Junior Exchangeable Preferred Stock Due 2009. We may elect to exchange all of the 12 1/2% Exchangeable Preferred Stock for 12 1/2% Subordinated Exchange Debentures Due 2009 ("Exchange Debentures"). The exchange would be made based on a principle amount equal to the liquidation preference of the 12 1/2% Exchangeable Preferred Stock at the time of the exchange. If exchanged, the Exchange Debentures will bear interest at the rate of 12 1/2%. The Exchange Debentures would be general unsecured obligations and would be subordinated in right of payment to all existing and future senior indebtedness. On August 15, 2009, the 12 1/2% Exchangeable Preferred Stock must be redeemed at a price equal to its liquidation preference ($1,000 a share) plus accrued and unpaid dividends. Because it is mandatorily redeemable, it not included in stockholders' equity. Dividends on the 12 1/2% Exchangeable Preferred Stock accrue at 12 1/2% of the liquidation preference (including unpaid dividends) and are payable quarterly in arrears. Dividends payable prior to or on February 15, 2001, may be paid in either cash or additional shares of 12 1/2% Exchangeable Preferred Stock. After February 15, 2001, dividends on the 12 1/2% Exchangeable Preferred Stock may be paid only in cash. The difference between the carrying value and the redemption value of the 12 1/2% Exchangeable Preferred Stock is being accreted to additional paid-in-capital through the mandatory redemption date; the accretion is included in dividends applicable to preferred stock.

 9. STOCKHOLDERS' EQUITY

  Common Stock

     During 1996, we issued 6,440,000 shares of common stock in an initial public offering and a private placement, resulting in net proceeds of $94.1 million. At December 31, 1998, we had reserved common shares for future issuance as follows:

Shares reserved for issuance under stock option plans.......   6,420,137
7 1/4% Convertible Preferred Stock..........................   4,580,594
6 3/4% Cumulative Convertible Preferred Stock...............   2,134,377
                                                              ----------
          Total.............................................  13,135,108
                                                              ==========

  Stockholder Rights Plan

     In September 1998 the Board of Directors declared a dividend of one Preferred Share Purchase Right (a "Right") on each outstanding share of its Common Stock. Each Right entitles the holder to buy one one-thousandth of a share of new Series A Junior Participating Preferred Stock at an exercise price of $210.00 per Right. The Rights will be exercisable if a person or group acquires 20% or more of the common stock (or if a stockholder currently holding more than 20% of the outstanding stock acquires any additional shares of common stock) or announces a tender offer for 20% or more of the common stock. We will be entitled to redeem the Rights at one cent per Right at any time before any such person acquires 20% or more of the outstanding common stock. Each Right will entitle its holder to purchase, at the Right's exercise price, a number of shares of common stock having a market value at that time of twice the Right's exercise price. Rights held by the 20% or more holder will become void and will not be exercisable to purchase shares at the bargain purchase price. If we are acquired after a person acquires 20% or more of our common stock, each Right will entitle its holder to purchase, at the Right's then-current exercise price, a number of the acquiring company's common shares having a market value at that time of twice the Right's exercise price. The dividend

                            IXC COMMUNICATIONS, INC.

                               DECEMBER 31, 1998

distribution was payable to stockholders of record on September 20, 1998. The Rights will expire on September 20, 2008.

  6 3/4% Cumulative Convertible Preferred Stock

     In 1998 we sold 155,250 shares of 6 3/4% Cumulative Convertible Preferred Stock for gross proceeds of $155.3 million. The 6 3/4% Convertible Preferred Stock can be converted at any time at the option of the holder into Common Stock. The conversion rate is 13.748 shares of common stock per share of 6 3/4% Convertible Preferred Stock. Dividends on the 6 3/4% Convertible Preferred Stock are payable quarterly in arrears in cash or common stock commencing on July 1, 1998.

  Junior Series 3 Cumulative Redeemable Preferred Stock

     In 1997 and 1998 we redeemed the Junior Series 3 Cumulative Redeemable Preferred Stock by exchanging it for shares of common stock. Holders of Junior Series 3 Cumulative Redeemable Preferred Stock received approximately 49.85 shares of common stock for each share of Junior Series 3 Cumulative Redeemable Preferred Stock.

  Stock-Based Compensation

     We adopted several stock option plans that provide for the issuance of non-qualified or incentive stock options to employees and directors. Options under these plans are generally awarded at the discretion of the Board of Directors and generally are awarded with exercise prices at least equal to the fair market value of the underlying common stock at the date of grant. Certain options granted in 1996 under one plan were granted at an exercise prices less than fair market value, resulting in the recognition of additional compensation expense of $0.1 million in 1998, $0.2 million in 1997, and $0.2 million in 1996. Options generally expire after 10 years and vest over periods ranging from three to five years. In the event of a change in control, certain of the options outstanding will vest fully.

     In 1996 we adopted a phantom stock plan (the "Directors' Plan"), pursuant to which $20,000 per year of outside director's fees for certain directors is deferred and treated as if it were invested in shares of our common stock. Prior to 1998 no shares of common stock were actually purchased and the participants receive cash benefits equal to the value of the shares that they are deemed to have purchased under the Directors' Plan. Distribution of benefits generally will occur three years after the deferral. Compensation expense is determined based on the market price of the shares deemed to have been purchased and is charged to expense over the related period. In 1998, 1997 and 1996, the Company recognized $.1 million, $.1 million and $.1 million as compensation expense related to the Directors' Plan. We amended the Directors' Plan in 1998 to allow benefits to be paid in either cash or shares of common stock.

     Prior to the pooling-of-interests transaction Eclipse granted stock options to various parties from time to time. The terms and conditions of the Eclipse options, including exercise prices and option expiration periods, were set by Eclipse's board of directors. In connection with the Eclipse merger, all outstanding Eclipse options were converted into substitute options at an exchange rate of .2998 IXC option for each Eclipse option. Such substitute options provided for substantially the same terms and conditions as the original Eclipse options. Under the terms of a stock option agreement with a former officer of a subsidiary of Eclipse, a $1.1 million charge for compensation was recorded in fiscal 1997.

     We account for employee stock options under APB 25 and only make fair value disclosures for option grants. The fair value disclosures assumes that fair value for option grants was calculated at the date of grant using the Black-Scholes option pricing model with the following assumptions: risk-free interest rates of 5.6% in 1998, from 5.2% to 6.4% in 1997, and 5.3% to 6.7% in 1996; no dividend yield; volatility of .804 in

                            IXC COMMUNICATIONS, INC.

                               DECEMBER 31, 1998

1998, .551 in 1997 and .523 for 1996 (for Eclipse options, fair value was calculated assuming volatility factors of .376 in 1997 and .478 in 1996); and expected option lives of 4 years.

     For purposes of pro forma disclosures, the estimated fair value of the options is amortized to expense over the options' vesting period. Pro forma loss per share information is as follows (in thousands except for loss per share information):

                                                     1998         1997         1996
                                                   ---------    ---------    --------
Pro forma loss applicable to common
  stockholders...................................  $(237,008)   $(125,564)   $(46,791)
Pro forma basic and diluted loss per share.......      (6.61)       (3.61)      (1.55)

     Stock option activity and related information for the years ended December 31, 1998, 1997, and 1996 are as follows:

                                  1998                      1997                      1996
                         ----------------------    ----------------------    ----------------------
                                       WEIGHTED                  WEIGHTED                  WEIGHTED
                                       AVERAGE                   AVERAGE                   AVERAGE
                                       EXERCISE                  EXERCISE                  EXERCISE
                          OPTIONS       PRICE       OPTIONS       PRICE       OPTIONS       PRICE
                         ----------    --------    ----------    --------    ----------    --------
Outstanding at
  beginning of year....   3,144,947     $17.12      2,018,961     $11.90      1,006,240     $11.67
Granted................   3,199,401      34.34      1,324,347      25.43      1,165,333      12.55
Exercised..............    (594,107)      8.87        (62,976)     11.22        (19,702)      3.01
Forfeited..............    (305,729)     25.01       (135,385)     24.16       (132,910)     17.02
                         ----------                ----------                ----------
Outstanding at end of
  year.................   5,444,512      22.71      3,144,947      17.12      2,018,961      11.90
                         ==========                ==========                ==========
Exercisable at end of
  year.................   1,140,334                   984,742                   525,948
                         ==========                ==========                ==========
Weighted average fair
  value of options
  granted during the
  year.................  $    21.96                $    14.67                $     7.50
                         ==========                ==========                ==========

     The following table summarizes outstanding options at December 31, 1998, by price range:

                               OUTSTANDING                         EXERCISABLE
               -------------------------------------------    ---------------------
                                   WEIGHTED     WEIGHTED                   WEIGHTED
                                   AVERAGE       AVERAGE                   AVERAGE
                   RANGE OF        EXERCISE    CONTRACTUAL                 EXERCISE
   OPTIONS     EXERCISE PRICES      PRICE         LIFE         OPTIONS      PRICE
  ---------    ----------------    --------    -----------    ---------    --------
    555,433    $3.01                $ 3.01         6.0          457,316     $ 3.01
    131,426    $15.38 to $26.25      15.38         6.8           76,155      15.38
  2,113,408    $15.38 to $26.28      22.08         9.1          324,972      22.18
  1,318,219    $26.29 to $36.88      29.54         8.5          281,891      29.03
    562,026    $36.89 to $45.00      42.17         8.8               --         --
    764,000    $45.00 to $60.00      51.46         8.6               --         --
  ---------                                                   ---------
  5,444,512    $ 3.01 to $60.00      22.71         8.4        1,140,334      15.73
  =========                                                   =========

10. LOSS PER SHARE

     No potentially dilutive securities were included in the basic and diluted loss per share calculation as they would have been anti-dilutive. The following table summarizes additional common shares that would, if converted, dilute earnings. The number of common shares for each item is based on the number of potentially dilutive securities outstanding as of the end of the year presented. The figures presented for the 6 3/4% Converti-

                            IXC COMMUNICATIONS, INC.

                               DECEMBER 31, 1998

ble Preferred Stock and the 7 1/4% Convertible Preferred Stock assume that each preferred share was converted into 13.748 common shares and 4.263 common shares, respectively. Certain shares of common stock were held in escrow under the terms of purchase agreements related to acquisitions made during 1995 and 1996. Additionally, shares are held in escrow related to certain former owners of our Eclipse subsidiary. All shares held in escrow are excluded from the calculation of weighted average shares outstanding.

                                                      1998         1997         1996
                                                   ----------    ---------    ---------
7 1/4% Convertible Preferred Stock...............   4,580,594    4,499,030           --
6 3/4% Convertible Preferred Stock...............   2,134,377           --           --
Stock options....................................   5,444,512    3,149,947    2,018,961
Stock in escrow from acquisitions................      26,008       26,008       26,008
Other stock in escrow............................      93,941       93,941      187,881
                                                   ----------    ---------    ---------
          Total additional common share
            equivalents..........................  12,279,432    7,768,926    2,232,850
                                                   ==========    =========    =========

11. CONCENTRATIONS OF CREDIT RISK AND MAJOR CUSTOMERS

     Financial instruments that potentially create concentrations of credit risk consist primarily of cash equivalents and trade receivables. We place cash equivalents in quality investments with reputable financial institutions.

     We may be subject to credit risk due to concentrations of receivables from companies which are telecommunications providers, Internet service providers, and cable television companies. We perform ongoing credit evaluations of customers' financial condition and we typically do not require a significant amount of collateral.

     Revenue from Excel Communications amounted to 14%, 23%, and 25% of total revenue for each of the years ended December 31, 1998, 1997 and 1996. In 1998 the revenue was generated 11% in the long distance segment and 3% in the private line segment. In 1997 and 1996 the revenue was generated in the long distance segment only. In addition, MCIWorldCom accounted for 6.6% of 1998 revenue, all of which was private line revenue.

                            IXC COMMUNICATIONS, INC.

                               DECEMBER 31, 1998

12. INCOME TAXES

     Deferred income taxes reflect the tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of deferred tax assets and liabilities are as follows as of December 31, 1998 and 1997 (in thousands):

                                                                1998         1997
                                                              ---------    --------
DEFERRED TAX ASSETS:
  Tax credit carryforwards..................................  $   4,524    $  2,068
  Net operating loss carryforwards..........................     22,053      37,999
  Investment in unconsolidated subsidiaries.................     42,638       9,465
  Deferred revenue..........................................     97,577      19,787
  Reserve for bad debts.....................................     17,591       4,938
  Accrued expenses..........................................      3,344       3,537
                                                              ---------    --------
     Gross deferred tax assets..............................    187,727      77,794
     Valuation allowances...................................   (123,331)    (56,776)
                                                              ---------    --------
  Net deferred tax asset....................................     64,396      21,018
                                                              ---------    --------
DEFERRED TAX LIABILITIES:
  Tax over book depreciation................................    (65,233)    (21,738)
  Other liability accruals..................................       (917)     (1,034)
                                                              ---------    --------
  Gross deferred tax liabilities............................    (66,150)    (22,772)
                                                              ---------    --------
     Net deferred tax liabilities...........................  $  (1,754)   $ (1,754)
                                                              =========    ========
AS RECORDED IN THE CONSOLIDATED BALANCE SHEETS:
  Current deferred tax assets...............................  $   4,961    $    947
  Noncurrent deferred tax liability.........................     (6,715)     (2,701)
                                                              ---------    --------
          Gross deferred tax liabilities....................  $  (1,754)   $ (1,754)
                                                              =========    ========

     At December 31, 1998, we had net operating loss carryforwards of approximately $55.1 million for income tax purposes that expire through 2012. The Company has minimum tax and investment tax credit carryforwards at December 31, 1998 of approximately $3.2 million and $1.4 million, respectively. The minimum tax credits can be carried forward indefinitely. The investment tax credits expire in 2001.

     Valuation allowances were established to offset a portion of the Company's deferred tax assets at December 31, 1998 and 1997, respectively. During the years ended December 31, 1998, 1997 and 1996, the valuation allowance was increased by $66.6 million, $37.5 million and $18.5 million, respectively.

     The increase in the current tax provision in 1998 relates to deferred tax assets created by continuing operations which have not been benefitted, net operating losses attributable to the extraordinary item, and the non-qualified stock option deduction which was not benefitted. Significant components of the benefit

                            IXC COMMUNICATIONS, INC.

                               DECEMBER 31, 1998

(provision) for income taxes attributable to current operations for the years ended December 31, 1998, 1997, and 1996, are as follows (in thousands):

                                                          1998       1997       1996
                                                        --------    -------    ------
CURRENT:
  Federal.............................................  $ (7,128)   $    --    $   (5)
  State...............................................    (6,797)    (1,816)     (250)
                                                        --------    -------    ------
          Total Current...............................   (13,925)    (1,816)     (255)
                                                        --------    -------    ------
DEFERRED:
  Federal.............................................        --        393     4,869
  State...............................................        --         64     1,266
                                                        --------    -------    ------
          Total deferred..............................        --        457     6,135
                                                        --------    -------    ------
  Benefit (provision) for income taxes................  $(13,925)   $(1,359)   $5,880
                                                        ========    =======    ======

     Reconciliations of the income tax benefit (provision) attributable to continuing operations computed at the U.S. federal statutory tax rates to income tax benefit (provision) for the years ended December 31, 1998, 1997, and 1996, are as follows (in thousands):

                                                       1998        1997        1996
                                                     --------    --------    --------
Tax benefit at federal statutory rate..............  $ 28,320    $ 34,126    $ 17,260
State income tax benefit (provision)...............      (292)      3,690       3,106
Tax attributes not benefitted......................   (39,699)    (37,529)    (18,491)
Resolution of tax examinations.....................        --          --       3,511
Permanent and other differences....................    (2,254)     (1,646)        494
                                                     --------    --------    --------
Benefit (provision) for income taxes...............  $(13,925)   $ (1,359)   $  5,880
                                                     ========    ========    ========

13. RELATED PARTY TRANSACTIONS

     A law firm, of which a director and stockholder is a principal, provided legal services in the amount of approximately $3.3 million in 1998, $4.3 million in 1997, and $3.5 million in 1996.

14. FAIR VALUE OF FINANCIAL INSTRUMENTS

     The following methods and assumptions were used in estimating its fair value disclosures for financial instruments:

     Cash and cash equivalents: The carrying amount reported in the balance sheets for cash and cash equivalents approximates fair value.

     Accounts receivable and accounts payable: The carrying amounts reported in the balance sheets for accounts receivable and accounts payable approximate fair value.

     Notes receivable: The carrying amounts reported in the balance sheet for notes receivable approximate fair value because of the short-term nature of the notes and because their interest rates are comparable to current rates.

     Marketable securities: The fair values of marketable securities are based on quoted market prices and the presence of contractually guaranteed values.

     Long-term debt: The fair value of the 9% Notes is estimated at $450.6 million based on their last trading price in 1998. The carrying values of the capital lease obligations and $200 million credit facility approximate

                            IXC COMMUNICATIONS, INC.

                               DECEMBER 31, 1998

fair values because the interest rates on these obligations are comparable to the interest rates that could have been obtained at the date of the balance sheet.

     Preferred stock: The fair values of the 7 1/4% Convertible Preferred Stock and the 12 1/2% Exchangeable Preferred Stock were not determined due to the impracticability of such a calculation based on their limited market and lack of an actively quoted price.

15. COMMITMENTS AND CONTINGENCIES

     From time to time we are involved in various legal proceedings, all of which have arisen in the ordinary course of business and some of which are covered by insurance. In the opinion of management, none of the claims relating to such proceedings will have a material adverse effect on our financial condition or results of operations.

     We lease certain facilities, equipment and transmission capacity under noncancellable operating leases. Future minimum annual lease payments under these lease agreements at December 31, 1998, are as follows (in thousands):

                                                             OPERATING
                                                              LEASES
                                                             ---------
1999.......................................................   $38,844
2000.......................................................    21,414
2001.......................................................    16,774
2002.......................................................    10,953
2003.......................................................     7,909
Thereafter.................................................    16,830

     Lease expense relating to facilities, equipment and transmission capacity leases, excluding amortization of fiber exchange agreements, was approximately $120.5 million, $99.1 million and $50.6 million for the years ended December 31, 1998, 1997 and 1996, respectively.

     There is a defined contribution retirement and 401(k) savings plan which covers all full-time employees with one year of service. The Company contributes 6% of eligible compensation, as defined in the plan, and matches 100% of the employee's contributions up to a maximum of 3% of the employee's compensation. Employees vest in the Company's contribution over five years. Benefit expense for 1998, 1997, and 1996 was approximately $2.8 million, $1.3 million, and $0.8 million, respectively. We also continue to operate certain defined contribution benefit plans that were operated by Eclipse prior to the merger. Contributions to these plans amounted to $68,000 and $90,000 in 1997 and 1996, respectively.

16. VALUATION AND QUALIFYING ACCOUNTS

     Activity in the allowance for doubtful accounts and service credits was as follows (in thousands):

                                       BALANCE AT
                                       BEGINNING     CHARGED TO                   BALANCE AT
         FOR THE YEARS ENDED           OF PERIOD      REVENUE      DEDUCTIONS    END OF PERIOD
         -------------------           ----------    ----------    ----------    -------------
December 31, 1998....................   $13,119       $55,113       $51,568         $16,664
December 31, 1997....................   $ 6,407       $20,782       $14,070         $13,119
December 31, 1996....................   $ 2,842       $ 6,311       $ 2,746         $ 6,407

                            IXC COMMUNICATIONS, INC.

                               DECEMBER 31, 1998

17. QUARTERLY RESULTS

     Unaudited quarterly results are as follows (in thousands except per share amounts):

                                                    THREE MONTH PERIOD ENDED
                                     -------------------------------------------------------
                                     MARCH 31,    JUNE 30,     SEPTEMBER 30,    DECEMBER 31,
                                       1998         1998           1998             1998
                                     ---------    ---------    -------------    ------------
Net operating revenue..............  $157,583     $ 155,935      $185,269         $169,781
Gross profit.......................    49,634        48,342        75,285           62,007
Net loss...........................   (17,895)     (102,507)      (15,301)         (26,753)
Basic and diluted net loss per
  share:...........................  $  (0.83)    $   (3.30)     $  (0.85)        $  (1.17)

                                                    THREE MONTH PERIOD ENDED
                                     -------------------------------------------------------
                                     MARCH 31,    JUNE 30,     SEPTEMBER 30,    DECEMBER 31,
                                       1997         1997           1997             1997
                                     ---------    ---------    -------------    ------------
Net operating revenue..............  $106,882     $ 113,812      $136,829         $164,094
Gross profit.......................    21,988        22,833        35,794           45,335
Net loss...........................   (22,498)      (27,914)      (31,172)         (17,580)
Basic and diluted net loss per
  share:...........................  $  (0.67)    $   (0.87)     $  (1.09)        $  (0.84)

18. SEGMENT REPORTING

     Our financial reporting segments are based on the way management organizes the company for making operating decisions and assessing performance. These segments are based on the different types of products we offer. The segments consist of the private line segment, the switched long distance segment, and the data/ Internet segment. The segments are separately evaluated because the products or services sold by each business unit are subject to different market forces and sales strategies. Management reviews the gross profits of each reporting segment and views the costs of the network and administrative functions as supporting all business segments. Therefore, assets (other than accounts receivable), liabilities, general and administrative expense, interest expense and income, and other expenses are not charged to any one segment. Losses from equity method subsidiaries are not charged to any one segment because those subsidiaries may have operations in multiple segments. All operating revenue shown is derived from sales to external customers. Revenue

                            IXC COMMUNICATIONS, INC.

                               DECEMBER 31, 1998

related to the sale of options in fibers that are jointly owned with other carriers are not reported in any segment. The summarized segment data for 1998, 1997, and 1996 is as follows:

                                                          SWITCHED LONG    DATA &
                                           PRIVATE LINE     DISTANCE      INTERNET   UNALLOCATED    TOTAL
                                           ------------   -------------   --------   -----------   --------
1998
Net operating revenue....................    $225,358       $414,405      $ 9,029      $19,776     $668,568
Cost of service..........................      85,800        334,109       13,391           --      433,300
                                             --------       --------      -------      -------     --------
Gross profit.............................     139,558         80,296       (4,362)      19,776      235,268
Operations and administration............                                                           144,536
Depreciation and amortization............                                                           113,586
Merger costs.............................                                                             7,955
                                                                                                   --------
Operating loss...........................                                                           (30,809)
Interest income..........................                                                            14,339
Interest expense.........................                                                           (31,683)
Equity (loss) from unconsolidated
  subsidiaries...........................                                                           (32,986)
Other, net...............................                                                               226
                                                                                                   --------
Loss before provision for income taxes,
  minority interest, and extraordinary
  loss...................................                                                          $(80,913)
                                                                                                   ========
Identifiable Assets:
Accounts Receivable......................    $ 32,780       $ 72,269      $ 2,144      $   365     $107,558
                                             ========       ========      =======      =======     ========

1997
Net operating revenue....................    $161,570       $359,288      $   759      $    --     $521,617
Cost of service..........................      72,719        319,247        3,701           --      395,667
                                             --------       --------      -------      -------     --------
Gross profit.............................      88,851         40,041       (2,942)          --      125,950
Operations and administration............                                                           102,760
Depreciation and amortization............                                                            69,139
Merger costs.............................                                                             3,591
                                                                                                   --------
Operating loss...........................                                                           (49,540)
Interest income..........................                                                             7,768
Interest expense.........................                                                           (31,702)
Equity (loss) from unconsolidated
  subsidiaries...........................                                                           (23,800)
Other, net...............................                                                                29
                                                                                                   --------
Loss before provision for income taxes,
  minority interest, and extraordinary
  loss...................................                                                          $(97,245)
                                                                                                   ========
Identifiable Assets:
Accounts Receivable......................    $ 27,925       $ 82,830      $    --      $ 1,602     $112,357
                                             ========       ========      =======      =======     ========

                            IXC COMMUNICATIONS, INC.

                               DECEMBER 31, 1998

                                                          SWITCHED LONG    DATA &
                                           PRIVATE LINE     DISTANCE      INTERNET   UNALLOCATED    TOTAL
                                           ------------   -------------   --------   -----------   --------

1996
Net operating revenue....................    $ 99,793       $182,174      $    --      $    --     $281,967
Cost of service..........................      60,129        134,752           --           --      194,881
                                             --------       --------      -------      -------     --------
Gross profit.............................      39,664         47,422           --           --       87,086
Operations and administration............                                                            71,103
Depreciation and amortization............                                                            35,927
Merger costs.............................                                                                --
                                                                                                   --------
Operating loss...........................                                                           (19,944)
Interest income..........................                                                            10,242
Interest expense.........................                                                           (37,636)
Equity (loss) from unconsolidated
  subsidiaries...........................                                                            (1,961)
Other, net...............................                                                              (200)
                                                                                                   --------
Loss before provision for income taxes,
  minority interest, and extraordinary
  loss...................................                                                          $(49,499)
                                                                                                   ========

Significantly all of the Company's revenue is generated in the United States.

19. NEW ACCOUNTING PRONOUNCEMENTS

     In June 1997, the FASB issued SFAS No. 130, "Reporting Comprehensive Income" ("SFAS No. 130"). SFAS No. 130 establishes standards for reporting and display of comprehensive income and its components in a full set of general-purpose financial statements. SFAS No. 130 is effective for fiscal years beginning after December 15, 1997. Since we had no items of other comprehensive income in any of the periods presented, there was no impact from the adoption of SFAS No. 130 on reporting or display of financial information.

     In June 1998, the FASB issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities" ("SFAS No. 133"). SFAS No. 133 establishes accounting and reporting standards requiring that derivative instruments be recorded in the balance sheet as either an asset or liability measured at its fair value. Because we have not entered into derivative financial instruments, the implementation of SFAS No. 133 will not have an impact on the results of operations or financial position.

     In April 1998, the Accounting Standards Executive Committee issued Statement of Position ("SOP") 98-5, "Reporting on the costs of Start-Up Activities." The SOP requires costs of start-up activities and organization costs to be expensed as incurred, and is effective for our fiscal year ended December 31, 1999. This new standard will have no material impact on our financial position or results of operations.

     In March 1998 the Accounting Standards Executive Committee issued SOP 98-1 "Accounting for the Costs of Computer Software Developed or Obtained for Internal Use." This standard provides guidance on accounting for certain costs incurred for software developed for internal use and will be effective for our fiscal year ended December 31, 1999. Upon adoption, January 1, 1999, this standard will not have a material impact on our financial position or results of operations.

                            IXC COMMUNICATIONS, INC.

                               DECEMBER 31, 1998

20. SUBSEQUENT EVENTS

     In March 1999 we entered into an agreement with Westel whereby Westel agreed to transfer certain of its Progress share interest collateral to us as repayment of Westel's note payable to us. We gave Westel the right to repurchase such share interests no later than May 31, 1999.

     In February 1999 Marca-Tel and its primary creditor agreed to allow Marca-Tel to defer certain payments to the creditor until June 1999. The creditor was given the right to acquire up to 10% of Marca-Tel, and the creditor acquired additional shares which diluted our indirect interest to 24%.

                                 EXHIBIT INDEX

EXHIBIT
NUMBER                             DESCRIPTION
-------                            -----------
 3.1       Restated Certificate of Incorporation of IXC Communications,
           Inc., as amended (incorporated by reference to Exhibit 3.1 of the IXC Communications, Inc.'s Quarterly Report Form 10-Q
           for the quarter ended September 30, 1998 filed with the
           Commission on November 16, 1998).
 3.2       Bylaws of IXC Communications, Inc., as amended (incorporated by reference to Exhibit 3.2 of the IXC Communications,
           Inc.'s Quarterly Report on Form 10-Q for the quarter ended
           September 30, 1997 filed with the Commission on November 14,
           1997).
 4.1       Indenture dated as of October 5, 1995, by and among IXC
           Communications, Inc., on its behalf and as
           successor-in-interest to I-Link Holdings, Inc. and IXC
           Carrier Group, Inc., each of IXC Carrier, Inc., on its
           behalf and as successor-in-interest to I-Link, Inc., CTI
           Investments, Inc., Texas Microwave Inc. and WTM Microwave
           Inc., Atlantic States Microwave Transmission Company,
           Central States Microwave Transmission Company, Telcom
           Engineering, Inc., on its behalf and as
           successor-in-interest to SWTT Company and Microwave Network,
           Inc., Tower Communication Systems Corp., West Texas
           Microwave Company, Western States Microwave Transmission
           Company, Rio Grande Transmission, Inc., IXC Long Distance,
           Inc., Link Net International, Inc. (collectively, the
           "Guarantors"), and IBJ Schroder Bank & Trust Company, as
           Trustee (the "Trustee"), with respect to the 12 1/2% Series
           A and Series B Senior Notes due 2005 (incorporated by
           reference to Exhibit 4.1 of IXC Communications, Inc.'s and each of the Guarantor's Registration Statement on Form S-4 filed with the Commission on April 1, 1996 (File No.
           333-2936) (the "S-4")).
 4.2       Form of 12 1/2% Series A Senior Notes due 2005 (incorporated by reference to Exhibit 4.6 of the S-4).
 4.3       Form of 12 1/2% Series B Senior Notes due 2005 and
           Subsidiary Guarantee (incorporated by reference to Exhibit
           4.8 of IXC Communications, Inc.'s Amendment No. 1 to
           Registration Statement on Form S-1 filed with the Commission on June 13, 1996 (File No. 333-4061) (the "S-1 Amendment")).
 4.4       Amendment No. 1 to Indenture and Subsidiary Guarantee dated as of June 4, 1996, by and among IXC Communications, Inc., the Guarantors and the Trustee (incorporated by reference to
           Exhibit 4.11 of the S-1 Amendment).
 4.5       Purchase Agreement dated as of March 25, 1997, by and among
           IXC Communications, Inc., Credit Suisse First Boston
           Corporation ("CS First Boston") and Dillon Read & Co. Inc.
           ("Dillon Read") (incorporated by reference to Exhibit 4.12 of IXC Communications, Inc.'s Quarterly Report on Form 10-Q
           for the quarter ended March 31, 1997, filed with the
           Commission on May 15, 1997 (the "March 31, 1997 10-Q")).
 4.6       Registration Rights Agreement dated as of March 25, 1997, by and among IXC Communications, Inc., CS First Boston and
           Dillon Read (incorporated by reference to Exhibit 4.13 of
           the March 31, 1997 10-Q).
 4.7       Amendment to Registration Rights Agreement dated as of Marc
           25, 1997, by and between IXC Communications, Inc. and
           Trustees of General Electric Pension Trust (incorporated by reference to Exhibit 4.14 of the March 31, 1997 10-Q).
 4.8       Registration Rights Agreement dated as of July 8, 1997,
           among IXC Communications, Inc. and each of William G. Rodi,
           Gordon Hutchins, Jr. and William F. Linsmeier (incorporated by reference to Exhibit 4.15 of IXC Communications, Inc.'s
           Quarterly Report on Form 10-Q for the quarter ended June 30,
           1997, as filed with the Commission on August 6, 1997 (the
           "June 30, 1997 10-Q")).
 4.9       Registration Rights Agreement dated as of July 8, 1997,
           among IXC Communications, Inc. and each of William G. Rodi,
           Gordon Hutchins, Jr. and William F. Linsmeier (incorporated by reference to Exhibit 4.16 of the June 30, 1997 10-Q).

EXHIBIT
NUMBER                             DESCRIPTION
-------                            -----------
 4.10      Indenture dated as of August 15, 1997, between IXC
           Communications, Inc. and The Bank of New York (incorporated by reference to Exhibit 4.2 of IXC Communications, Inc.'s
           Current Report on Form 8-K dated August 20, 1997, and filed with the Commission on August 28, 1997 (the "8-K")).
 4.11      First Supplemental Indenture dated as of October 23, 1997, among IXC Communications, Inc., the Guarantors, IXC
           International, Inc. and IBJ Schroder Bank & Trust Company
           (incorporated by reference to Exhibit 4.13 of IXC
           Communications, Inc.'s Annual Report on Form 10-K for the
           year ended December 31, 1997, and filed with the Commission on March 16, 1998 (the "1997 10-K")).
 4.12      Second Supplemental Indenture dated as of December 22, 1997, among IXC Communications, Inc., the Guarantors, IXC Internet
           Services, Inc., IXC International, Inc. and IBJ Schroder
           Bank & Trust Company (incorporated by reference to Exhibit
           4.14 of the 1997 10-K).
 4.13      Third Supplemental Indenture dated as of January 6, 1998,
           among IXC Communications, Inc., the Guarantors, IXC Internet
           Services, Inc., IXC International, Inc. and IBJ Schroder
           Bank & Trust Company (incorporated by reference to Exhibit
           4.15 of the 1997 10-K).
 4.14      Fourth Supplemental Indenture dated as of April 3, 1998,
           among IXC Communications, Inc., the Guarantors, IXC Internet
           Services, Inc., IXC International, Inc., and IBJ Schroder
           Bank & Trust Company (incorporated by reference to Exhibit
           4.15 of IXC Communications, Inc.'s Registration Statement on
           Form S-3 filed with the Commission on May 12, 1998 (File No.
           333-52433)).
 4.15      Purchase Agreement dated as of March 25, 1998, among IXC
           Communications, Inc., Goldman Sachs & Co. ("Goldman"), CS
           First Boston, Merrill Lynch, Pierce, Fenner & Smith
           Incorporated ("Merrill") and Morgan Stanley & Co.
           Incorporated ("Morgan Stanley") (incorporated by reference to Exhibit 4.1 IXC Communications, Inc.'s Current Report on
           Form 8-K dated March 30, 1998, and filed with the Commission on April 7, 1998 (the "April 7, 1998 8-K")).
 4.16      Registration Rights Agreement dated as of March 30, 1998,
           among IXC Communications, Inc., Goldman, CS First Boston,
           Merrill and Morgan Stanley (incorporated by reference to
           Exhibit 4.2 of the April 7, 1998 8-K).
 4.17      Deposit Agreement dated as of March 30, 1998, between IXC
           Communications, Inc. and BankBoston N.A. (incorporated by
           reference from Exhibit 4.3 of the April 7, 1998 8-K).
 4.18      Purchase Agreement dated as of April 16, 1998, by and among
           IXC Communications, Inc., CS First Boston, Merrill, Morgan
           Stanley and Nationsbanc Montgomery Securities LLC
           (incorporated by reference to Exhibit 4.1 of IXC
           Communications, Inc.'s Current Report on Form 8-K dated
           April 21, 1998, and filed with the Commission on April 22,
           1998 (the "April 22, 1998 8-K").
 4.19      Registration Rights Agreement dated as of April 16, 1998, by and among IXC Communications, Inc., Credit Suisse First
           Boston Corporation, Merrill, Morgan Stanley and Nationsbanc
           Montgomery Securities LLC (incorporated by reference to
           Exhibit 4.2 of the April 22, 1998 8-K).
 4.20      Indenture dated as of April 21, 1998, between IXC
           Communications, Inc. and IBJ Schroder Bank & Trust Company,
           as Trustee (incorporated by reference to Exhibit 4.3 of the
           April 22, 1998 8-K).
 4.21      Rights Agreement dated as of September 9, 1998, between IXC
           Communications, Inc. and U.S. Stock Transfer Corporation
           (incorporated by reference to Exhibit 4.1 of IXC
           Communications, Inc.'s Form 8-K dated September 8, 1998 and filed with Commission on September 11, 1998).

EXHIBIT
NUMBER                             DESCRIPTION
-------                            -----------
10.1       Office Lease dated as of June 21, 1989 with USAA Real Estate
           Company, as amended (incorporated by reference to Exhibit
           10.1 of the S-4).
10.2       Equipment Lease dated as of December 1, 1994, by and between
           DSC Finance Corporation and Switched Services
           Communications, L.L.C.; Assignment Agreement dated as of
           December 1, 1994, by and between Switched Services
           Communications, L.L.C. and DSC Finance Corporation; and
           Guaranty dated December 1, 1994, made in favor of DSC
           Finance Corporation by IXC Communications, Inc.
           (incorporated by reference to Exhibit 10.2 of the S-4).
10.3       Amended and Restated 1994 Stock Plan of IXC Communications,
           Inc., as amended (incorporated by reference to Exhibit 10.3 of the June 30, 1997 10-Q).
10.4*      Form of Non-Qualified Stock Option Agreement under the 1994
           Stock Plan of IXC Communications, Inc. (incorporated by
           reference to Exhibit 10.4 of the S-4).
10.5       Amended and Restated Development Agreement by and between
           Intertech Management Group, Inc. and IXC Long Distance, Inc.
           (incorporated by reference to Exhibit 10.7 of IXC
           Communications, Inc.'s and the Guarantors' Amendment No. 1
           to Registration Statement on Form S-4 filed with the
           Commission on May 20, 1996 (File No. 333-2936) ("Amendment
           No. 1 to S-4")).
10.6       Third Amended and Restated Service Agreement dated as of
           April 16, 1998, among IXC Long Distance, Inc., IXC Carrier,
           Inc., IXC Broadband, Inc. and Excel Telecommunications, Inc.
           (incorporated by reference to Exhibit 10.6 of IXC
           Communications, Inc.'s Quarterly Report on Form 10-Q for the
           quarter ended March 31, 1998, filed with the Commission on
           May 15, 1998 (the "March 31, 1998 10-Q")).
10.7       Equipment Purchase Agreement dated as of January 16, 1996, by and between Siecor Corporation and IXC Carrier, Inc.
           (incorporated by reference to Exhibit 10.9 of the S-4).
10.8*      1996 Stock Plan of IXC Communications, Inc., as amended
           (incorporated by reference to Exhibit 10.10 of the IXC
           Communications, Inc. Annual Report on Form 10-K for the year ended December 31, 1996 and filed with the Commission on
           March 28, 1997 (the "1996 10-K")).
10.9       IRU Agreement dated as of November 1995 between WorldCom,
           Inc. and IXC Carrier, Inc. (incorporated by reference to
           Exhibit 10.11 of Amendment No. 1 to the S-4).
10.10*+    IXC Communications, Inc. Outside Directors' Phantom Stock
           Plan 1999 Restatement.
10.11      Business Consultant and Management Agreement dated as of
           March 1, 1998, by and between IXC Communications, Inc. and
           Culp Communications Associates (incorporated by reference to
           Exhibit 10.11 of the March 31, 1998 10-Q).
10.12      Employment Agreement dated as of December 28, 1995, by and between IXC Communications, Inc. and James F. Guthrie
           (incorporated by reference to Exhibit 10.14 of the S-1
           Amendment).
10.13*     Special Stock Plan of IXC Communications, Inc. (incorporated by reference to Exhibit 10.16 of the 1996 10-K).
10.14      Lease dated as of June 4, 1997, between IXC Communications,
           Inc. and Carramerca Realty, L.P. (incorporated by reference to Exhibit 10.17 of the June 30, 1997 10-Q).
10.15      Loan and Security Agreement dated as of July 18, 1997, among
           IXC Communications, Inc., IXC Carrier, Inc. and NTFC Capital
           Corporation ("NTFC") (incorporated by reference to Exhibit
           10.18 of the June 30, 1997 10-Q).

EXHIBIT
NUMBER                             DESCRIPTION
-------                            -----------
10.16      IRU and Stock Purchase Agreement dated as of July 22, 1997, between IXC Internet Services, Inc. and PSINet Inc.
           (incorporated by reference to Exhibit 10.19 of IXC
           Communications, Inc.'s Amendment No. 1 to Form 10-Q/A for
           the quarter ended September 30, 1997 filed with the
           Commission on December 12, 1997 (the "September 30, 1997
           10-Q/A")).
10.17      Joint Marketing and Services Agreement dated as of July 22,
           1997, between IXC Internet Services, Inc. and PSINet Inc.
           (incorporated by reference to Exhibit 10.20 of the September
           30, 1997 10-Q/A).
10.18      Employment Agreement dated as of September 9, 1997, between
           Benjamin L. Scott and IXC Communications, Inc. (incorporated by reference to Exhibit 10.21 of IXC Communication Inc.'s
           Amendment No. 1 to Registration Statement on S-4 filed with the Commission on December 15, 1997 (File No. 333-37157)
           ("Amendment No. 1 to the EPS S-4")).
10.19*     IXC Communications, Inc. 1997 Special Executive Stock Plan
           (incorporated by reference to Exhibit 10.22 of Amendment No.
           1 to the EPS S-4).
10.20      First Amendment to Loan and Security Agreement dated as of
           December 23, 1997, among IXC Communications, Inc., IXC
           Carrier, Inc., NTFC and Export Development Corporation
           ("EDC") (incorporated by reference to Exhibit 10.21 of the
           1997 10-K).
10.21      Second Amendment to Loan and Security Agreement dated as of
           January 21, 1998, among IXC Communications, Inc., IXC
           Carrier, Inc., NTFC and EDC (incorporated by reference to
           Exhibit 10.22 of the 1997 10-K).
10.22*     IXC Communications, Inc. 1998 Stock Plan (incorporated by
           reference to Exhibit 10.22 of the IXC Communications, Inc.'s
           Quarterly Report Form 10-Q for the quarter ended September
           30, 1998 filed with the Commission on November 16, 1998).
10.23      Credit Agreement, dated as of October 27, 1998 among the
           Borrower, NationsBank, N.A., as a Lender and Administrative
           Agent, NationsBanc Montgomery Securities, LLC, as Lead
           Arranger, and Credit Suisse First Boston, Goldman Sachs
           Credit Partners, L.P., EDC and TD Securities (USA), Inc.,
           each as a Lender and Co-Syndication Agent (incorporated by reference to Exhibit 10.1 of IXC Communications, Inc.
           Current Report on Form 8-K dated October 27, 1998 and filed with the Commission on November 4, 1998).
10.24+     Office Lease Agreement dated as of December 7, 1998, between
           B.O. III, LTD and IXC Communications Services, Inc.
10.25+     Employment Agreement dated as of December 7, 1998, by and
           between IXC Communications, Inc. and Michael W. Vent.
21.1+      Subsidiaries of IXC Communications, Inc.
23.1+      Consent of Ernst & Young, LLP.
23.2+      Consent of Arthur Andersen LLP.
23.3+      Consent of Deloitte & Touche LLP.
23.4+      Consent of Arthur Andersen LLP.
23.5+      Auditors' Report of Arthur Andersen LLP
24.1       Powers of Attorney (included as the signature page of this
           Form 10-K).
27.1+      Financial Data Schedule.

---------------
 * Management contract or executive compensation plan or arrangement required to be indicated as such and filed as an exhibit pursuant to applicable rules of the Commission.

 +  Filed herewith.