Form 10-Q
period 1999-03-31
IXC COMMUNICATIONS INC
filed 1999-05-17
CIK 1009532

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

                 FOR THE QUARTERLY PERIOD ENDED MARCH 31, 1999

                                       OR

     [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

       FOR THE TRANSITION PERIOD FROM _______________ TO _______________.

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

      (REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE): (512) 328-1112

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

     The number of shares of Common Stock, $.01 par value, outstanding (the only class of common stock of the Company outstanding) was 36,682,381 on May 11, 1999.

================================================================================

                   IXC COMMUNICATIONS, INC. AND SUBSIDIARIES

                              REPORT ON FORM 10-Q
                      FOR THE QUARTER ENDED MARCH 31, 1999

                               TABLE OF CONTENTS

                                                                        PAGE
                                                                        ----
                    PART I. FINANCIAL INFORMATION
Item 1.   Condensed Consolidated Financial Statements (Unaudited)
          Condensed Consolidated Balance Sheets
          March 31, 1999 and December 31, 1998........................    3
          Condensed Consolidated Statements of Operations
          Three Months Ended March 31, 1999 and 1998..................    4
          Condensed Consolidated Statements of Cash Flows
          Three Months Ended March 31, 1999 and 1998..................    5
          Notes to Condensed Consolidated Financial Statements........    6
Item 2.   Management's Discussion and Analysis of Financial Condition
          and Results of Operations...................................    9
Item 3.   Quantitative and Qualitative Disclosure About Market Risk...   13

                      PART II. OTHER INFORMATION
Item 1.   Legal Proceedings...........................................   13
Item 2.   Changes in Securities and Use of Proceeds...................   13
Item 3.   Defaults Upon Senior Securities.............................   13
Item 4.   Submission of Matters to a Vote of Security Holders.........   13
Item 5.   Other Information...........................................   14
Item 6.   Exhibits and Reports on Form 8-K............................   14

SIGNATURES............................................................   18

                            IXC COMMUNICATIONS, INC.

                     CONDENSED CONSOLIDATED BALANCE SHEETS
           (DOLLARS IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)

                                     ASSETS

                                                               MARCH 31,     DECEMBER 31,
                                                                 1999            1998
                                                              -----------    ------------
                                                              (UNAUDITED)
Cash and cash equivalents...................................  $  261,741      $  264,826
Accounts and other receivables, net of allowance for
  doubtful accounts of $21,606 at March 31, 1999 and $16,664
  at December 31, 1998......................................     119,187         107,558
Current portion of notes receivable.........................       6,910          63,748
Note receivable from Westel.................................       8,671           9,421
Other current assets........................................      12,048          10,965
                                                              ----------      ----------
    Total current assets....................................     408,557         456,518
Property and equipment......................................   1,337,793       1,193,655
Less: accumulated depreciation..............................    (241,826)       (209,979)
                                                              ----------      ----------
    Property and equipment, net.............................   1,095,967         983,676
Non-current marketable securities...........................     453,165         219,880
Investments in unconsolidated subsidiaries..................      12,854           9,505
Deferred charges and other non-current assets...............      75,555          78,658
                                                              ----------      ----------
        Total assets........................................  $2,046,098      $1,748,237
                                                              ==========      ==========

       LIABILITIES, REDEEMABLE PREFERRED STOCK AND STOCKHOLDERS' EQUITY (DEFICIT)
Current portion of long-term debt and capital lease
  obligations...............................................  $   13,551      $   13,984
Accounts payable trade......................................      97,562          33,558
Accrued service cost........................................      43,973          43,177
Accrued liabilities.........................................      82,688          72,307
Current portion of unearned revenue.........................      55,547          33,640
                                                              ----------      ----------
    Total current liabilities...............................     293,321         196,666
Long-term debt and capital lease obligations, less current
  portion...................................................     676,016         679,016
Unearned revenue -- noncurrent..............................     530,317         488,395
Other noncurrent liabilities................................      80,776           8,848
7 1/4% Junior Convertible Preferred Stock; $.01 par value;
  3,000,000 shares of all classes of Preferred Stock
  authorized; 1,074,500 shares issued and outstanding at
  March 31, 1999 and December 31, 1998 (aggregate
  liquidation preference of $107,450 at March 31, 1999).....     103,733         103,623
12 1/2% Junior Exchangeable Preferred Stock; $.01 par value;
  3,000,000 shares of all classes of Preferred Stock
  authorized; 360,356 and 349,434 shares issued and
  outstanding at March 31, 1999 and December 31, 1998
  respectively (aggregate liquidation preference of $365,976 at March 31, 1999 including accrued dividends of
  $5,620)...................................................     355,575         344,235
Stockholders' equity (deficit):
6 3/4% Cumulative Convertible Preferred Stock, $.01 par
  value; 3,000,000 shares of all classes of Preferred Stock
  authorized; 155,250 shares issued and outstanding at March
  31, 1999 and December 31, 1998 (aggregate liquidation
  preference of $155,250 at March 31, 1999).................           2               2
Common Stock, $.01 par value; 100,000,000 shares authorized;
  36,640,351 shares issued and outstanding at March 31, 1999 and 36,409,709 shares issued and outstanding at December
  31, 1998..................................................         366             364
Additional paid-in capital..................................     241,374         253,429
Unrealized gain on marketable securities....................     133,195              --
Accumulated deficit.........................................    (368,577)       (326,341)
                                                              ----------      ----------
Total stockholders' equity (deficit)........................       6,360         (72,546)
                                                              ----------      ----------
        Total liabilities, redeemable preferred stock and
        stockholders' equity (deficit)......................  $2,046,098      $1,748,237
                                                              ==========      ==========

                            See accompanying notes.

                            IXC COMMUNICATIONS, INC.

                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                 (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                                  THREE MONTHS
                                                                ENDED MARCH 31,
                                                              --------------------
                                                                1999        1998
                                                              --------    --------
                                                                  (UNAUDITED)
Net operating revenue:
  Private line service......................................  $ 70,864    $ 43,340
  Long distance switched services...........................    77,747     113,767
  Data and Internet services................................     5,175         476
  Other.....................................................     7,572          --
                                                              --------    --------
                                                               161,358     157,583
Operating expenses:
  Cost of services..........................................   104,804     107,949
  Operations and administration.............................    51,809      29,336
  Depreciation and amortization.............................    36,278      20,152
  Merger costs..............................................        55         (36)
                                                              --------    --------
     Operating loss.........................................   (31,588)        182
Interest income.............................................     5,824       1,597
Interest expense............................................   (11,017)     (6,311)
Equity (loss) from unconsolidated subsidiaries..............    (2,871)    (11,265)
Other, net..................................................        35         143
                                                              --------    --------
Loss before provision for income taxes and minority
  interest..................................................   (39,617)    (15,654)
Provision for income taxes..................................    (2,411)     (2,068)
Minority interest...........................................      (208)       (173)
                                                              --------    --------
Net loss....................................................   (42,236)    (17,895)
                                                              --------    --------
Dividends applicable to preferred stock.....................   (16,018)    (11,736)
                                                              --------    --------
Net loss applicable to common stockholders..................   (58,254)    (29,631)
                                                              --------    --------
Other comprehensive income, net of tax effect of $71,720:
Unrealized gain on marketable securities....................   133,195          --
                                                              --------    --------
Comprehensive income (loss).................................  $ 74,941    $(29,631)
                                                              ========    ========

Basic and diluted loss per share............................  $  (1.60)   $   (.83)
                                                              ========    ========
Weighted average shares outstanding.........................    36,411      35,522
                                                              ========    ========

                            See accompanying notes.

                            IXC COMMUNICATIONS, INC.

                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (DOLLARS IN THOUSANDS)

                                                               FOR THE THREE MONTHS
                                                                  ENDED MARCH 31,
                                                              -----------------------
                                                                1999           1998
                                                              ---------      --------
                                                                    (UNAUDITED)
Net cash provided by (used in) operating activities.........  $ 114,502      $(15,379)
                                                              ---------      --------
Investing activities:
  Purchase of property and equipment........................   (108,081)      (64,585)
  Proceeds from payments of notes receivable................        750            --
  Investments in unconsolidated subsidiaries................     (6,220)       (7,880)
                                                              ---------      --------
Net cash used in investing activities.......................   (113,551)      (72,465)
                                                              ---------      --------
Financing activities:
  Proceeds from sale of 9% Senior Notes.....................         --       128,000
  Proceeds from debt and capital lease obligations..........         48         9,016
  Principal payments on debt and capital lease
     obligations............................................     (3,481)       (2,942)
  Stock option exercises....................................      3,965         1,445
  Payment of dividends on preferred stock...................     (4,568)           --
  Other financing activities................................         --          (748)
                                                              ---------      --------
Net cash provided by (used in) financing activities.........     (4,036)      134,771
                                                              ---------      --------
Net increase (decrease) in cash and cash equivalents........     (3,085)       46,927
Cash and cash equivalents at beginning of period............    264,826       155,855
                                                              ---------      --------
Cash and cash equivalents at end of period..................  $ 261,741      $202,782
                                                              =========      ========

                            See accompanying notes.

                   IXC COMMUNICATIONS, INC. AND SUBSIDIARIES

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  (UNAUDITED)

1. BASIS OF PRESENTATION AND SIGNIFICANT ACCOUNTING POLICIES

     The accompanying unaudited Condensed Consolidated Financial Statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and notes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation for the periods indicated have been included. Operating results for the three month periods ended March 31, 1999 are not necessarily indicative of the results that may be expected for the year ended December 31, 1999. The accompanying unaudited Condensed Consolidated Financial Statements have been restated for all periods presented to include the operations of Eclipse Telecommunications, Inc., formerly Network Long Distance, Inc. ("Eclipse"),which was acquired on June 3, 1998, in a transaction accounted for as a pooling of interests. The Condensed Consolidated Balance Sheet at December 31, 1998 has been derived from the audited financial statements for the Company but does not include all of the information and notes required by generally accepted accounting principles for complete financial statements. The accompanying financial statements should be read in conjunction with the Company's audited consolidated financial statements and notes thereto for the year ended December 31, 1998. Certain amounts shown in the Company's 1998 financial statements have been reclassified to conform to the 1999 presentation.

2. MARKETABLE SECURITIES

     We own approximately 10.2 million shares of common stock of PSINet, Inc. This investment had a fair market value of approximately $435.4 million as of March 31, 1999. Of the total fair value, $240.0 million was recorded as unearned revenue because it represented the sale to PSINet of an agreement for an indefeasible right to use ("IRU") capacity on our network. We accounted for the remaining fair value of $204.9 million as an Unrealized Gain on Marketable Securities because the PSINet investment is considered to be "available-for-sale" as defined in Statement of Financial Accounting Standards #115. The change in the unrealized gain amount is included, net of tax, in Other Comprehensive Income on the accompanying condensed consolidated statement of operations.

     We own an investment in common stock of DCI Telecommunications, Inc. ("DCI"). The stock acquisition agreement under which we acquired the investment requires DCI to issue us additional cash or common stock if the market value of our shares does not reach $18 million by June 1, 1999. On April 30, 1999, trading on DCI's common stock was suspended pending resolution of certain accounting issues by DCI. The fair value of our investment is equal to its carrying value due to the guarantee to receive additional consideration if the price of the stock is outside of the specified range.

3. INCOME TAXES

     The provision for income taxes recorded during interim periods is calculated based on an estimated annual effective tax rate. For 1999, the effective tax rate is negative and includes the impact of IRU transactions anticipated to occur during the year. We have applied a valuation allowance against the deferred tax assets arising during 1999 due to uncertainty regarding their realizability.

4. COMMITMENTS AND CONTINGENCIES

     From time to time we are involved in legal proceedings arising in the ordinary course of business, some of which are covered by insurance. In the opinion of management, none of the claims relating to such proceedings will have a material adverse effect on our financial condition or results of operations.

                   IXC COMMUNICATIONS, INC. AND SUBSIDIARIES

                                  (UNAUDITED)

5. SEGMENT REPORTING

     Our financial reporting segments are based on the way management organizes the company for making operating decisions and assessing performance. These segments are based on the different types of products we offer. The segments consist of the private line segment, the switched long distance segment, and the data/ Internet segment. The segments are separately evaluated because the products or services sold are subject to different market forces and sales strategies. Management reviews the gross profits of each reporting segment, but views the costs of the network and administrative functions as supporting all business segments. Therefore, assets (other than accounts receivable), liabilities, general and administrative expenses, interest expense and income, and other expenses are not charged to any one segment. Losses from equity method subsidiaries are not charged to any one segment because those subsidiaries may have operations in multiple segments. All operating revenue shown is derived from sales to external customers. Revenue related to the sale of options in fibers that are jointly owned with other carriers are not reported in any segment. The summarized segment data for the quarters ended March 31, 1999 and 1998 are as follows:

                                            PRIVATE   SWITCHED LONG    DATA &
                   1999                      LINE       DISTANCE      INTERNET   UNALLOCATED    TOTAL
                   ----                     -------   -------------   --------   -----------   --------
Net operating revenue.....................  $70,864     $ 77,747      $ 5,175      $7,572      $161,358
Cost of service...........................   26,104       74,329        4,371          --       104,804
                                            -------     --------      -------      ------      --------
Gross profit..............................   44,760        3,418          804       7,572        56,554
Operations and administration.............                                                       51,809
Depreciation and amortization.............                                                       36,278
Merger costs..............................                                                           55
                                                                                               --------
Operating loss............................                                                      (31,588)
Interest income...........................                                                        5,824
Interest expense..........................                                                      (11,017)
Loss from unconsolidated subsidiaries.....                                                       (2,871)
Other, net................................                                                           35
                                                                                               --------
Loss before provision for income taxes,
  minority interest, and extraordinary
  loss....................................                                                     $(39,617)
                                                                                               ========

                                            PRIVATE   SWITCHED LONG    DATA &
                   1998                      LINE       DISTANCE      INTERNET   UNALLOCATED    TOTAL
                   ----                     -------   -------------   --------   -----------   --------
Net operating revenue.....................  $43,340     $113,767      $   476      $   --      $157,583
Cost of service...........................   19,189       86,917        1,843          --       107,949
                                            -------     --------      -------      ------      --------
Gross profit..............................   24,151       26,850       (1,367)         --        49,634
Operations and administration.............                                                       29,336
Depreciation and amortization.............                                                       20,152
Merger costs..............................                                                          (36)
                                                                                               --------
Operating loss............................                                                          182
Interest income...........................                                                        1,597
Interest expense..........................                                                       (6,311)
Loss from unconsolidated subsidiaries.....                                                      (11,265)
Other, net................................                                                          143
                                                                                               --------
Loss before provision for income taxes,
  minority interest, and extraordinary
  loss....................................                                                     $(15,654)
                                                                                               ========

                   IXC COMMUNICATIONS, INC. AND SUBSIDIARIES

                                  (UNAUDITED)

6. SUBSEQUENT EVENTS

     On May 10, 1999, we acquired Coastal Telecom Limited Company, and other related companies under common control ("Coastal"). Coastal is a retail long distance reseller. The purchase price amounted to approximately $100 million and was paid with a combination of $62.5 million of cash, $35 million of notes payable, and stock warrants to purchase 75,000 shares of common stock. Of the $35 million of notes payable, we are obligated to pay up to $25 million in either cash or common stock by June 3, 1999. In connection with the acquisition we completed a credit agreement with a commercial bank pursuant to which our Eclipse subsidiary borrowed $27 million and used the proceeds to fund a portion of the Coastal purchase price. The credit agreement has a 3 year term, may be extended for successive one-year terms, and is subject to a borrowing base calculation based on eligible accounts receivable. Amounts outstanding thereunder bear interest at either the bank's prime rate or LIBOR plus a 2.25% margin. The credit agreement is secured by the assets of our Eclipse subsidiary, including the assets acquired in the Coastal transaction. We must comply with various financial covenants under the credit agreement, including maintaining certain minimum cash flow ratios.

     On May 11, 1999, we announced that we will begin to scale back operations in the switched wholesale business. As a result, we expect to record a non-recurring charge in the second quarter of $25-$35 million. The planned charge will include costs related to staffing reductions, termination costs, equipment write-downs and decommissioning costs. The restructuring should result in future cost savings in bad debt expense, back office support costs, access costs, off-net transmission expense and network facility and administrative costs.

7. NEW ACCOUNTING PRONOUNCEMENTS

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

     In April 1998, the Accounting Standards Executive Committee issued Statement of Position ("SOP") 98-5, "Reporting on the costs of Start-Up Activities." The SOP requires costs of start-up activities and organization costs to be expensed as incurred, and is effective for fiscal years beginning after December 15, 1998. Adoption of this standard did not have a material impact on our financial position or results of operations.

     In March 1998 the Accounting Standards Executive Committee issued SOP 98-1 "Accounting for the Costs of Computer Software Developed or Obtained for Internal Use." This standard provides guidance on accounting for certain costs incurred for software developed for internal use. We began following the provisions of this standard this quarter, and adoption did not have a material impact on our financial position or results of operations.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     Except for the historical information contained below, the matters discussed in this item are forward-looking statements that involve a number of risks and uncertainties. Our actual liquidity needs, capital resources and results may differ materially from the discussion set forth in the forward-looking statements. For a discussion of important factors that may cause our actual results, performance or achievements to be materially different from those expressed or implied by the forward-looking statements, see "Business -- Risk Factors" in our Form 10-K for the fiscal year ended December 31, 1998. In light of such risks and uncertainties, there can be no assurance that the forward-looking information contained in this item will in fact transpire.

RESULTS OF OPERATIONS

  THREE MONTHS ENDED MARCH 31, 1999 COMPARED WITH THE THREE MONTHS ENDED MARCH 31, 1998

     Net operating revenue for the first quarter of 1999 increased to $161.4 million from $157.6 million in the first quarter of 1998. Net operating revenue in the current quarter included $70.9 million from private line, $5.2 million from data/Internet, $77.7 million from switched services, and $7.6 million of other revenue, from the sale of an option on usage rights in fibers that are owned jointly with another carrier. Compared to the first quarter of 1998, private line revenues increased 63.5%, and data/Internet services increased more than ten-fold. Switched services declined 31.7%, driven largely by the migration of our largest switched services customer, Excel Communications, to its own switched network. On May 11, 1999, we announced that we will begin to scale back operations in the switched wholesale business. As a result, we expect to record a non-recurring charge in the second quarter of $25-$35 million. The planned charge will include costs related to staffing reductions, termination costs, equipment write-downs and decommissioning costs. The restructuring should result in future cost savings in bad debt expense, back office support costs, access costs, off-net transmission expense and network facility and administrative costs, which should more than offset the reduction in revenue.

     Cost of services primarily reflects access charges paid to Local Exchange Carriers ("LEC's") and transmission lease payments (monetary and non-monetary) to other carriers. Cost of service decreased 2.9% to $104.8 million in 1999. Transmission lease expense increased 16.1% over the first quarter of 1998 related primarily to the 63.5% growth in private line revenue. Access costs declined to $67.2 million from $78.0 million in the first quarter of 1998, but increased as a percentage of switched revenue to 86.4% versus 68.6% in the prior year's first quarter. This increase in access costs, relative to switched revenues, is due primarily to the institution of largely fixed-cost tandem trunking charges and special assessments as part of the FCC-mandated access reform implemented in July 1998.

     Gross profit for the quarter increased 13.9% to $56.6 million compared with $49.6 million in the first quarter of 1998. The improvement relates to the $7.6 million of other revenue. Excluding the other revenue, gross profit declined slightly versus the first quarter, 1998, but the gross margin percentage improved to 31.9% from 31.5% in the prior year's first quarter due to the increased amount of private line traffic carried on our network in the current quarter.

     Operating and administrative costs for the quarter increased 76.6% over the first quarter of 1998, to $51.8 million. This increase was due to the additional costs associated with the expanded fiber network, development of the IT infrastructure and sales administrative costs related to expanding the sales force of Eclipse, our retail operation. Included in these additional costs is the impact of increasing employees from 1,059 in March 1998 to 1,771 in March 1999. These costs are expected to grow due to the Coastal acquisition, tempered by the reduction due to downsizing the wholesale switched business.

     Interest income increased $4.2 million to $5.8 million in the first quarter of 1999. Interest income increased because we had more cash on hand during 1999 than in the prior year, primarily from cash received related to IRU transactions and various financing arrangements entered into during 1998, including the bank credit facility completed in October 1998.

     Interest expense increased from $6.3 million in the first quarter of 1998 to $11.0 million in the first quarter of 1999. Interest expense increased because we had more debt in 1999 than in the prior year, including the bank credit facility and the $450 million Senior debt. The increase was partially offset by an increase in capitalized interest from higher amounts of construction in process in 1999.

     Depreciation and amortization increased from $20.2 million in the first quarter of 1998 to $36.3 million in the first quarter of 1999. This 80.0% increase was due to the expanded fiber network in 1999. At March 31, 1999, our gross property and equipment increased 69.1% over the balance at March 31, 1998.

     Losses from unconsolidated subsidiaries decreased from $11.3 million in 1998 to $2.9 million in 1999. This is primarily due to the fact that we no longer recognize losses from our investments in Marca-Tel and PSINet. Marca-Tel losses accounted for $6.5 million of the total losses from unconsolidated subsidiaries in the first quarter of 1998. During 1998 we stopped recognizing losses from Marca-Tel because our investment had a negative balance from previously incurred losses. We stopped recognizing PSINet losses and began accounting for this investment using the cost method during the second quarter of 1998 because our level of ownership and influence of PSINet was diminished.

     Income tax expense increased slightly from $2.1 million in 1998 to $2.4 million in 1999. The effective tax rate continues to be negative as a result of IRU sales, which are taxable as the transactions are consummated. A valuation allowance is applied against tax assets arising during the year due to the uncertainty of their realization.

     Our net loss applicable to common shareholders amounted to $58.3 million compared to $29.6 million for the first quarter of 1998. The net loss increased as a result of the factors discussed above plus an increase of $4.3 million in preferred stock dividends. The increased dividends in 1999 are due primarily to the effect of the 6 3/4% Convertible Preferred Stock issued in March 1998.

SEGMENTS INFORMATION

PRIVATE LINE SERVICES

     Private line revenue for the first quarter of 1999 increased 63.5% to $70.9 million, from $43.3 million in the first quarter of 1998. The increase was due primarily to the net impact of the $265 million ISP contract and revenue from the revised Excel contract which has an increased private line component. Private line gross profit increased 85.3% to $44.8 million, and gross margin improved to 63.2% from 55.7% in the prior year's first quarter. The improvement resulted from the lower growth of transmission lease expense versus significant revenue growth, as we realized economies from running a larger portion of the private line traffic on our expanding fiber network.

SWITCHED LONG DISTANCE SERVICES

     Switched long distance revenue for the first quarter of 1999 declined 31.7% to $77.7 million from $113.8 million in the first quarter of 1998. The decrease was due primarily to the net migration of Excel Communications to its own switched network. Switched long distance gross profit declined $23.4 million, or 87.3% due to the revenue decline and the higher proportion of access costs to switched revenues - the result of FCC-mandated access reform which increased fixed access costs, and other special assessment charges. Access cost, as a percentage of switched revenues rose to 86.4% versus 68.6% in the first quarter of 1998.

DATA/INTERNET

     Data/Internet revenues for the first quarter of 1999 improved to $5.2 million from $.5 million in the first quarter of 1998. The increase is related to ATM/frame relay and Internet products produced by the Internet companies acquired during 1998 and sold by those companies as well as through our Eclipse retail distribution channel. The data/Internet gross profit was positive for the first time in the current quarter, at $.8 million versus $(1.4) million in the first quarter of 1998, due primarily to increasing revenue against a relatively fixed operating costs structure.

LIQUIDITY AND CAPITAL RESOURCES

     The Company is financing the expansion of its network through the issuance of debt and equity securities and the sale of IRU agreements for capacity and fiber rights.

     Cash provided by operating activities was $114.5 million for the three months ended March 31, 1999 compared to $15.4 million of cash used in the comparable period of 1998. This change occurred primarily because of payments received in 1999 related to IRU agreements.

     Cash used in investing activities for the three months ended March 31, 1999 was $113.6 million compared to $72.5 million for the comparable period of 1998. The $41.1 million increase is primarily due to an increase in capital expenditures related to our network expansion. We expect that its capital expenditures will continue to require a significant amount of cash through the end of fiscal year 1999 and thereafter.

     Cash used in financing activities was $4.0 million for the three months ended March 31, 1999 compared to cash provided by financing activities of $134.8 million in the comparable period of 1998. The decrease is primarily due to net proceeds from debt and equity financing in the first quarter of 1998. There was no such activity in 1999.

     As of March 31, 1999, the Company had $261.7 million in cash. We expect that the primary sources for cash over the next 12 months will be cash on hand, cash generated by operations, proceeds of IRU sales, proceeds from the credit facility and the proceeds from any additional debt, vendor and working capital financing we may seek. In addition, we have the ability to sell or borrow against our investments in marketable securities, including the PSINet stock. We seek to obtain sufficient funding from these sources for the following major uses of cash:

     - our network expansion and other capital expenditures;

     - acquisitions;

     - debt service;

     - lease payments;

     - working capital;

     - downsizing the wholesale switched service business; and

     - dividends on preferred stock.

     Additionally, on May 11, 1999, we acquired Coastal for $62.5 million in cash plus $35 million in notes receivable. Of the notes payable, we are obligated to pay $25 million in cash or stock by June 3, 1999.

     Capital spending in 1999 is projected to be over $600 million. After 1999, capital expenditures are expected to continue to be substantial. There can be no assurance that we will be successful in obtaining the necessary financing to meet our needs. A failure to raise cash would delay or prevent capital expenditures including the construction of our network expansion. The foregoing capital expenditure and cash requirements for 1999 and thereafter do not take into account any acquisitions other than Coastal that may occur.

     We are required to make payments under our existing debt and capital lease arrangements of $13.5 million, $11.8 million, and $9.1 million for the remainder of 1999, 2000, and 2001, respectively. We are also required to make quarterly interest payments on amounts outstanding under our $600 million credit facility and to make semi-annual interest payments on our 9% Senior Subordinated Notes and the remaining 12 1/2% Senior Notes. Additionally, we will be required to make payments under the new $27 million Eclipse line of credit. The line of credit amount, based on eligible accounts receivable, is due on May 1, 2002, and may be extended for successive one-year terms. We are required to pay quarterly dividends on the 7 1/4% Convertible Preferred Stock at an annual rate of 7 1/4%. We are required to pay quarterly dividends on the 12 1/2% Exchangeable Preferred Stock at an annual rate of 12 1/2%; such dividends must be paid in cash except that we have the option of paying dividends in additional shares of 12 1/2% Exchangeable Preferred Stock through February 15, 2001. Dividends on our 6 3/4% Convertible Preferred Stock are payable quarterly in cash at the annual rate of 6 3/4%. If we are prohibited from paying dividends in cash under the terms of our debt agreements, then we may pay dividends on this stock in common stock valued at 95% of the average price of the common stock for 5 business days prior to the dividend payment date. We anticipate that such debt and equity service payments during 1999 will be made from cash on hand, except for the dividends on the 12 1/2% Exchangeable Preferred Stock which are anticipated to be paid in kind with stock dividends.

     We are required to make minimum annual lease payments for facilities, equipment and transmission capacity used in operating our business. In 1999, 2000, 2001, and 2002, these payments are expected to amount to approximately $33.2 million, $22.8 million, $17.9 million, and $11.8 million, respectively, on operating leases. We expect to incur additional operating lease costs in connection with the expansion of our network and the retail and Internet operations. Additionally, in connection with our network expansion, from time to time we enter into various construction and installation agreements with contractors.

     The forward-looking statements set forth above with respect to the estimated cash requirements relating to capital expenditures, our ability to meet such cash requirements and our ability to service our debt are based on certain assumptions as to future events. Important assumptions, which if not met, could adversely affect our ability to achieve satisfactory results include that: (a) there will be no significant delays with respect to our network expansion; (b) our contractors and partners in cost-saving arrangements will perform their obligations; (c) rights-of-way can be obtained in a timely, cost-effective basis; (d) we will continue to increase traffic on our network; and (e) we will be able to obtain vendor or additional debt financing.

YEAR 2000 RISKS

     The Year 2000 issue is the result of computer software programs being coded to use two digits rather than four to define the year. It is possible that some of our existing computer programs that have date-sensitive coding may recognize a date using "00" as the year 1900 rather than the year 2000. This could result in system failures or miscalculations causing disruption of operations, which could have a material adverse effect on our ability to conduct business after January 1, 2000, including an inability to provide telecommunications services to our customers or to accurately invoice customers or collect payments.

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

     The project team has identified the following principal phases of the project: a) assessment and planning, b) remediation, c) testing, and d) contingency planning. The assessment and planning phase was substantially complete at December 31, 1998. We have established a target date of June 30, 1999, for remediation of mission critical systems. Of the applications identified as critical, many have already been remediated and are being tested. Testing on these applications is expected to be completed by September 30, 1999. In addition, all new components being purchased as part of the ongoing network and IT infrastructure expansion are being evaluated to ensure compliance.

     There can be no assurances that third parties, including customers, suppliers, and other business partners, will convert their critical systems and processes in a timely manner. Such failure by any of these parties could disrupt our business. Therefore, in addition to evaluating our own internal systems, we are in the process of evaluating and documenting the status of Year 2000 compliance efforts by key suppliers.

     We currently project incurring expense of approximately $3.3 million through the end of 2000 in connection with the Year 2000 remediation project, of which approximately $1.4 million was incurred and expensed as of March 31, 1999. Such amounts are exclusive of amounts which were already anticipated to be spent on new hardware and software purchases resulting from the expansion of our network and other business operations. We believe that a portion of the Year 2000 expenses will not be incremental costs, but rather will represent the redeployment of existing IT resources. This redeployment may cause delays in making other IT or network upgrades or enhancements; however, the delays are not expected to have a material adverse effect on our operations.

     We are still in the process of reviewing Coastal's environment for Year 2000 issues. We expect to complete this review by June 1999 and take any required corrective actions during the last six months of 1999. Until our review is complete, we can not estimate the cost, if any, of rectifying Year 2000 issues at Coastal.

     As part of its Year 2000 initiative, we are evaluating scenarios that may occur as a result of the century change and are developing contingency and business continuity plans tailored for Year 2000-related problems. We are in the process of completing an enterprise-wide business contingency plan. The target date for the final product is June 30, 1999. Elements of the plan are already in place, including working disaster recovery documents, a key supplier/business partner survey campaign, and a risk management program.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

     We are exposed to market risk related to changes in interest rates because the interest rate on approximately $200 million of our debt at March 31, 1999 is indexed to floating interest rates. We monitor the risk associated with interest rates on an ongoing basis, but we have not entered into any interest rate swaps or other financial instruments to actively hedge the risk of changes in prevailing interest rates.

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

     None.

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
    10.2      Equipment Lease dated as of December 1, 1994, by and between
              DSC Finance Corporation and Switched Services
              Communications, L.L.C.; Assignment Agreement dated as of
              December 1, 1994, by and between Switched Services
              Communications, L.L.C. and DSC Finance Corporation; and
              Guaranty dated December 1, 1994, made in favor of DSC
              Finance Corporation by IXC Communications, Inc.
              (incorporated by reference to Exhibit 10.2 of the S-4).
    10.3      Amended and Restated 1994 Stock Plan of IXC Communications,
              Inc., as amended (incorporated by reference to Exhibit 10.3 of the June 30, 1997 10-Q).
    10.4*     Form of Non-Qualified Stock Option Agreement under the 1994
              Stock Plan of IXC Communications, Inc. (incorporated by
              reference to Exhibit 10.4 of the S-4).
    10.5      Amended and Restated Development Agreement by and between
              Intertech Management Group, Inc. and IXC Long Distance, Inc.
              (incorporated by reference to Exhibit 10.7 of IXC
              Communications, Inc.'s and the Guarantors' Amendment No. 1
              to Registration Statement on Form S-4 filed with the
              Commission on May 20, 1996 (File No. 333-2936) ("Amendment
              No. 1 to S-4")).
    10.6      Third Amended and Restated Service Agreement dated as of
              April 16, 1998, among IXC Long Distance, Inc., IXC Carrier,
              Inc., IXC Broadband, Inc. and Excel Telecommunications, Inc.
              (incorporated by reference to Exhibit 10.6 of IXC
              Communications, Inc.'s Quarterly Report on Form 10-Q for the
              quarter ended March 31, 1998, filed with the Commission on
              May 15, 1998 (the "March 31, 1998 10-Q")).
    10.7      Equipment Purchase Agreement dated as of January 16, 1996, by and between Siecor Corporation and IXC Carrier, Inc.
              (incorporated by reference to Exhibit 10.9 of the S-4).
    10.8*     1996 Stock Plan of IXC Communications, Inc., as amended
              (incorporated by reference to Exhibit 10.10 of the IXC
              Communications, Inc. Annual Report on Form 10-K for the year ended December 31, 1996 and filed with the Commission on
              March 28, 1997 (the "1996 10-K")).
    10.9      IRU Agreement dated as of November 1995 between WorldCom,
              Inc. and IXC Carrier, Inc. (incorporated by reference to
              Exhibit 10.11 of Amendment No. 1 to the S-4).
    10.10*    IXC Communications, Inc. Outside Directors' Phantom Stock
              Plan 1998 Restatement (incorporated by reference to Exhibit
              10.10 of the IXC Communications, Inc.'s Quarterly Report
              Form 10-Q for the quarter ended September 30, 1998 filed
              with the Commission on November 16, 1998).
    10.11     Business Consultant and Management Agreement dated as of
              March 1, 1998, by and between IXC Communications, Inc. and
              Culp Communications Associates (incorporated by reference to
              Exhibit 10.11 of the March 31, 1998 10-Q).
    10.12     Employment Agreement dated as of December 28, 1995, by and between IXC Communications, Inc. and James F. Guthrie
              (incorporated by reference to Exhibit 10.14 of the S-1
              Amendment).
    10.13*    Special Stock Plan of IXC Communications, Inc. (incorporated by reference to Exhibit 10.16 of the 1996 10-K).
    10.14     Lease dated as of June 4, 1997, between IXC Communications,
              Inc. and Carramerca Realty, L.P. (incorporated by reference to Exhibit 10.17 of the June 30, 1997 10-Q).
    10.15     Loan and Security Agreement dated as of July 18, 1997, among
              IXC Communications, Inc., IXC Carrier, Inc. and NTFC Capital
              Corporation ("NTFC") (incorporated by reference to Exhibit
              10.18 of the June 30, 1997 10-Q).
    10.16     IRU and Stock Purchase Agreement dated as of July 22, 1997, between IXC Internet Services, Inc. and PSINet Inc.
              (incorporated by reference to Exhibit 10.19 of IXC
              Communications, Inc.'s Amendment No. 1 to Form 10-Q/A for
              the quarter ended September 30, 1997 filed with the
              Commission on December 12, 1997 (the "September 30, 1997
              10-Q/A")).

    EXHIBIT
    NUMBER                            DESCRIPTION
    -------                           -----------
    10.17     Joint Marketing and Services Agreement dated as of July 22,
              1997, between IXC Internet Services, Inc. and PSINet Inc.
              (incorporated by reference to Exhibit 10.20 of the September
              30, 1997 10-Q/A).
    10.18     Employment Agreement dated as of September 9, 1997, between
              Benjamin L. Scott and IXC Communications, Inc. (incorporated by reference to Exhibit 10.21 of IXC Communication Inc.'s
              Amendment No. 1 to Registration Statement on S-4 filed with the Commission on December 15, 1997 (File No. 333-37157)
              ("Amendment No. 1 to the EPS S-4")).
    10.19*    IXC Communications, Inc. 1997 Special Executive Stock Plan
              (incorporated by reference to Exhibit 10.22 of Amendment No.
              1 to the EPS S-4).
    10.20     First Amendment to Loan and Security Agreement dated as of
              December 23, 1997, among IXC Communications, Inc., IXC
              Carrier, Inc., NTFC and Export Development Corporation
              ("EDC") (incorporated by reference to Exhibit 10.21 of the
              1997 10-K).
    10.21     Second Amendment to Loan and Security Agreement dated as of
              January 21, 1998, among IXC Communications, Inc., IXC
              Carrier, Inc., NTFC and EDC (incorporated by reference to
              Exhibit 10.22 of the 1997 10-K).
    10.22*    IXC Communications, Inc. 1998 Stock Plan (incorporated by
              reference to Exhibit 10.22 of the IXC Communications, Inc.'s
              Quarterly Report Form 10-Q for the quarter ended September
              30, 1998 filed with the Commission on November 16, 1998).
    10.23     Credit Agreement, dated as of October 27, 1998 among the
              Borrower, NationsBank, N.A., as a Lender and Administrative
              Agent, NationsBanc Montgomery Securities, LLC, as Lead
              Arranger, and Credit Suisse First Boston, Goldman Sachs
              Credit Partners, L.P., EDC and TD Securities (USA), Inc.,
              each as a Lender and Co-Syndication Agent (incorporated by reference to Exhibit 10.1 of IXC Communications, Inc.
              Current Report on Form 8-K dated October 27, 1998 and filed with the Commission on November 4, 1998).
    10.24     Office Lease Agreement dated as of December 7, 1998, between
              B.O. III, LTD and IXC Communications Services, Inc.
    10.25     Employment Agreement, by and between IXC Communications,
              Inc. and Michael W. Vent.
    27.1**    Financial Data Schedule.

---------------
 * Management contract or executive compensation plan or arrangement required to be indicated as such and filed as an exhibit pursuant to applicable rules of the Commission.

** Filed herewith.

     (b) Reports on Form 8-K.

          (1) Form 8-K dated January 11, 1999 and filed with the Commission on January 20, 1999 with respect to a press release reporting on the Company's agreement to acquire all the membership interests in the limited liability companies which operate as Coastal Telephone Company.

          (2) Form 8-K dated February 4, 1999 and filed with the Commission on February 4, 1999 with respect to a press release announcing the Company's results of operations for the year ended December 31, 1998.

          (3) Form 8-K dated April 12, 1999 and filed with the Commission on April 14, 1999 with respect to a press release reporting on an agreement with Electric Lightwave Inc.

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

Dated: May 14, 1999

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
    10.2      Equipment Lease dated as of December 1, 1994, by and between
              DSC Finance Corporation and Switched Services
              Communications, L.L.C.; Assignment Agreement dated as of
              December 1, 1994, by and between Switched Services
              Communications, L.L.C. and DSC Finance Corporation; and
              Guaranty dated December 1, 1994, made in favor of DSC
              Finance Corporation by IXC Communications, Inc.
              (incorporated by reference to Exhibit 10.2 of the S-4).
    10.3      Amended and Restated 1994 Stock Plan of IXC Communications,
              Inc., as amended (incorporated by reference to Exhibit 10.3 of the June 30, 1997 10-Q).
    10.4*     Form of Non-Qualified Stock Option Agreement under the 1994
              Stock Plan of IXC Communications, Inc. (incorporated by
              reference to Exhibit 10.4 of the S-4).
    10.5      Amended and Restated Development Agreement by and between
              Intertech Management Group, Inc. and IXC Long Distance, Inc.
              (incorporated by reference to Exhibit 10.7 of IXC
              Communications, Inc.'s and the Guarantors' Amendment No. 1
              to Registration Statement on Form S-4 filed with the
              Commission on May 20, 1996 (File No. 333-2936) ("Amendment
              No. 1 to S-4")).
    10.6      Third Amended and Restated Service Agreement dated as of
              April 16, 1998, among IXC Long Distance, Inc., IXC Carrier,
              Inc., IXC Broadband, Inc. and Excel Telecommunications, Inc.
              (incorporated by reference to Exhibit 10.6 of IXC
              Communications, Inc.'s Quarterly Report on Form 10-Q for the
              quarter ended March 31, 1998, filed with the Commission on
              May 15, 1998 (the "March 31, 1998 10-Q")).
    10.7      Equipment Purchase Agreement dated as of January 16, 1996, by and between Siecor Corporation and IXC Carrier, Inc.
              (incorporated by reference to Exhibit 10.9 of the S-4).
    10.8*     1996 Stock Plan of IXC Communications, Inc., as amended
              (incorporated by reference to Exhibit 10.10 of the IXC
              Communications, Inc. Annual Report on Form 10-K for the year ended December 31, 1996 and filed with the Commission on
              March 28, 1997 (the "1996 10-K")).
    10.9      IRU Agreement dated as of November 1995 between WorldCom,
              Inc. and IXC Carrier, Inc. (incorporated by reference to
              Exhibit 10.11 of Amendment No. 1 to the S-4).
    10.10*    IXC Communications, Inc. Outside Directors' Phantom Stock
              Plan 1998 Restatement (incorporated by reference to Exhibit
              10.10 of the IXC Communications, Inc.'s Quarterly Report
              Form 10-Q for the quarter ended September 30, 1998 filed
              with the Commission on November 16, 1998).
    10.11     Business Consultant and Management Agreement dated as of
              March 1, 1998, by and between IXC Communications, Inc. and
              Culp Communications Associates (incorporated by reference to
              Exhibit 10.11 of the March 31, 1998 10-Q).
    10.12     Employment Agreement dated as of December 28, 1995, by and between IXC Communications, Inc. and James F. Guthrie
              (incorporated by reference to Exhibit 10.14 of the S-1
              Amendment).
    10.13*    Special Stock Plan of IXC Communications, Inc. (incorporated by reference to Exhibit 10.16 of the 1996 10-K).
    10.14     Lease dated as of June 4, 1997, between IXC Communications,
              Inc. and Carramerca Realty, L.P. (incorporated by reference to Exhibit 10.17 of the June 30, 1997 10-Q).
    10.15     Loan and Security Agreement dated as of July 18, 1997, among
              IXC Communications, Inc., IXC Carrier, Inc. and NTFC Capital
              Corporation ("NTFC") (incorporated by reference to Exhibit
              10.18 of the June 30, 1997 10-Q).
    10.16     IRU and Stock Purchase Agreement dated as of July 22, 1997, between IXC Internet Services, Inc. and PSINet Inc.
              (incorporated by reference to Exhibit 10.19 of IXC
              Communications, Inc.'s Amendment No. 1 to Form 10-Q/A for
              the quarter ended September 30, 1997 filed with the
              Commission on December 12, 1997 (the "September 30, 1997
              10-Q/A")).

    EXHIBIT
    NUMBER                            DESCRIPTION
    -------                           -----------
    10.17     Joint Marketing and Services Agreement dated as of July 22,
              1997, between IXC Internet Services, Inc. and PSINet Inc.
              (incorporated by reference to Exhibit 10.20 of the September
              30, 1997 10-Q/A).
    10.18     Employment Agreement dated as of September 9, 1997, between
              Benjamin L. Scott and IXC Communications, Inc. (incorporated by reference to Exhibit 10.21 of IXC Communication Inc.'s
              Amendment No. 1 to Registration Statement on S-4 filed with the Commission on December 15, 1997 (File No. 333-37157)
              ("Amendment No. 1 to the EPS S-4")).
    10.19*    IXC Communications, Inc. 1997 Special Executive Stock Plan
              (incorporated by reference to Exhibit 10.22 of Amendment No.
              1 to the EPS S-4).
    10.20     First Amendment to Loan and Security Agreement dated as of
              December 23, 1997, among IXC Communications, Inc., IXC
              Carrier, Inc., NTFC and Export Development Corporation
              ("EDC") (incorporated by reference to Exhibit 10.21 of the
              1997 10-K).
    10.21     Second Amendment to Loan and Security Agreement dated as of
              January 21, 1998, among IXC Communications, Inc., IXC
              Carrier, Inc., NTFC and EDC (incorporated by reference to
              Exhibit 10.22 of the 1997 10-K).
    10.22*    IXC Communications, Inc. 1998 Stock Plan (incorporated by
              reference to Exhibit 10.22 of the IXC Communications, Inc.'s
              Quarterly Report Form 10-Q for the quarter ended September
              30, 1998 filed with the Commission on November 16, 1998).
    10.23     Credit Agreement, dated as of October 27, 1998 among the
              Borrower, NationsBank, N.A., as a Lender and Administrative
              Agent, NationsBanc Montgomery Securities, LLC, as Lead
              Arranger, and Credit Suisse First Boston, Goldman Sachs
              Credit Partners, L.P., EDC and TD Securities (USA), Inc.,
              each as a Lender and Co-Syndication Agent (incorporated by reference to Exhibit 10.1 of IXC Communications, Inc.
              Current Report on Form 8-K dated October 27, 1998 and filed with the Commission on November 4, 1998).
    10.24     Office Lease Agreement dated as of December 7, 1998, between
              B.O. III, LTD and IXC Communications Services, Inc.
    10.25     Employment Agreement, by and between IXC Communications,
              Inc. and Michael W. Vent.
    27.1**    Financial Data Schedule.

---------------
 * Management contract or executive compensation plan or arrangement required to be indicated as such and filed as an exhibit pursuant to applicable rules of the Commission.

** Filed herewith.