Form 10-Q
period 1999-06-30
IXC COMMUNICATIONS INC
filed 1999-08-16
CIK 1009532

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

                  FOR THE QUARTERLY PERIOD ENDED JUNE 30, 1999

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

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

     The number of shares of Common Stock, $.01 par value, outstanding (the only class of common stock of the Company outstanding) was 37,399,773 on August 1, 1999.

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                   IXC COMMUNICATIONS, INC. AND SUBSIDIARIES

                              REPORT ON FORM 10-Q
                      FOR THE QUARTER ENDED JUNE 30, 1999

                               TABLE OF CONTENTS

                                                                       PAGE
                                                                       ----
                       PART I. FINANCIAL INFORMATION

Item 1.  Condensed Consolidated Financial Statements (Unaudited)

         Condensed Consolidated Balance Sheets June 30, 1999 and
           December 31, 1998.........................................    3

         Condensed Consolidated Statements of Operations Three and
           Six Months Ended
           June 30, 1999 and 1998....................................    4

         Condensed Consolidated Statements of Cash Flows Six Months
           Ended June 30, 1999
           and 1998..................................................    5

         Notes to Condensed Consolidated Financial Statements........    6

Item 2.  Management's Discussion and Analysis of Financial Condition
           and Results of Operations.................................   12

Item 3.  Quantitative and Qualitative Disclosures About Market
           Risk......................................................   16

                        PART II. OTHER INFORMATION

Item 1.  Legal Proceedings...........................................   17

Item 2.  Changes in Securities and Use of Proceeds...................   17

Item 3.  Defaults Upon Senior Securities.............................   17

Item 4.  Submission of Matters to a Vote of Security Holders.........   17

Item 5.  Other Information...........................................   18

Item 6.  Exhibits and Reports on Form 8-K............................   18

SIGNATURES...........................................................   24

                            IXC COMMUNICATIONS, INC.

                     CONDENSED CONSOLIDATED BALANCE SHEETS
           (DOLLARS IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)

                                     ASSETS

                                                               JUNE 30,     DECEMBER 31,
                                                                 1999           1998
                                                              -----------   ------------
                                                              (UNAUDITED)
Cash and cash equivalents...................................  $   98,562     $  264,826
Accounts and other receivables, net of allowance for
  doubtful accounts of $31,047 at June 30, 1999 and $16,664
  at December 31, 1998......................................      95,662        107,558
Current portion of notes receivable.........................          --         63,748
Note receivable from Westel.................................          --          9,421
Other current assets........................................      22,752         10,965
                                                              ----------     ----------
          Total current assets..............................     216,976        456,518
Property and equipment......................................   1,523,344      1,193,655
Less: accumulated depreciation..............................    (272,054)      (209,979)
                                                              ----------     ----------
          Property and equipment, net.......................   1,251,290        983,676
Non-current marketable securities...........................     452,553        219,880
Investments in unconsolidated subsidiaries..................       8,414          9,505
Deferred charges and other non-current assets, net..........     172,260         78,658
                                                              ----------     ----------
          Total assets......................................  $2,101,493     $1,748,237
                                                              ==========     ==========
           LIABILITIES, REDEEMABLE PREFERRED STOCK AND STOCKHOLDERS' DEFICIT
Current portion of long-term debt and capital lease
  obligations...............................................  $   12,804     $   13,984
Accounts payable trade......................................      97,755         33,558
Accrued service cost........................................      59,667         43,177
Accrued liabilities.........................................     116,038         72,307
Current portion of unearned revenue.........................      53,453         33,640
                                                              ----------     ----------
          Total current liabilities.........................     339,717        196,666
Long-term debt and capital lease obligations, less current
  portion...................................................     760,239        679,016
Unearned revenue -- noncurrent..............................     532,965        488,395
Other noncurrent liabilities................................      85,329          8,848
7 1/4% Junior Convertible Preferred Stock; $.01 par value;
  3,000,000 shares of all classes of Preferred Stock
  authorized; 1,074,500 shares issued and outstanding at
  June 30, 1999 and December 31, 1998 (aggregate liquidation
  preference of $107,450 at June 30, 1999)..................     103,849        103,623
12 1/2% Junior Exchangeable Preferred Stock; $.01 par value;
  3,000,000 shares of all classes of Preferred Stock
  authorized; 371,618 and 349,434 shares issued and
  outstanding at June 30, 1999 and December 31, 1998
  (aggregate liquidation preference of $377,413 at June 30,
  1999 including accrued dividends of $5,806)...............     367,263        344,235
Stockholders' deficit:
  6 3/4% Cumulative Convertible Preferred Stock, $.01 par
     value; 3,000,000 shares of all classes of Preferred
     Stock authorized; $155,250 shares issued and
     outstanding at June 30, 1999 and December 31, 1998
     (aggregate liquidation preference of $155,250 at June
     30, 1999)..............................................           2              2
  Common Stock, $.01 par value; 100,000,000 shares
     authorized; 37,390,765 shares issued and outstanding at
     June 30, 1999 and 36,409,709 shares issued and
     outstanding at December 31, 1998.......................         374            364
  Additional paid-in capital................................     253,392        253,429
  Unrealized gain on marketable securities..................     141,091             --
  Accumulated deficit.......................................    (482,728)      (326,341)
                                                              ----------     ----------
  Total stockholders' deficit...............................     (87,869)       (72,546)
                                                              ----------     ----------
  Total liabilities, redeemable preferred stock and
     stockholders' deficit..................................  $2,101,493     $1,748,237
                                                              ==========     ==========

                            See accompanying notes.

                            IXC COMMUNICATIONS, INC.

                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                 (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)
                                  (UNAUDITED)

                                                   THREE MONTHS               SIX MONTHS
                                                  ENDED JUNE 30,            ENDED JUNE 30,
                                              ----------------------    ----------------------
                                                1999         1998         1999         1998
                                              ---------    ---------    ---------    ---------
Net operating revenue:
  Private line service......................  $  73,569    $  49,232    $ 144,433    $  92,572
  Long distance switched services...........     74,898      105,502      152,645      219,269
  Data and Internet services................      5,353        1,201       10,528        1,677
  Other.....................................      4,072           --       11,644           --
                                              ---------    ---------    ---------    ---------
                                                157,892      155,935      319,250      313,518
Operating expenses:
  Cost of services..........................    108,289      107,593      213,093      215,542
  Operations and administration.............     60,948       29,992      112,757       59,328
  Restructuring charges.....................     25,826           --       25,826           --
  Depreciation and amortization.............     39,565       22,636       75,843       42,788
  Merger and other infrequent costs.........         90        7,681          145        7,645
                                              ---------    ---------    ---------    ---------
          Operating loss....................    (76,826)     (11,967)    (108,414)     (11,785)
Interest income.............................      1,839        3,324        7,663        4,921
Interest expense............................     (9,092)      (8,530)     (20,109)     (14,841)
Equity (loss) from unconsolidated
  subsidiaries..............................    (13,111)     (10,754)     (15,982)     (22,019)
Other, net..................................    (12,760)          33      (12,725)         176
                                              ---------    ---------    ---------    ---------
Loss before provision for income taxes and
  minority interest.........................   (109,950)     (27,894)    (149,567)     (43,548)
Provision for income taxes..................     (3,900)      (4,551)      (6,311)      (6,619)
Minority interest...........................       (301)        (252)        (509)        (425)
                                              ---------    ---------    ---------    ---------
Loss before extraordinary loss..............   (114,151)     (32,697)    (156,387)     (50,592)
                                              ---------    ---------    ---------    ---------
Extraordinary loss, net.....................         --      (69,810)          --      (69,810)
                                              ---------    ---------    ---------    ---------
Net loss....................................   (114,151)    (102,507)    (156,387)    (120,402)
                                              ---------    ---------    ---------    ---------
Dividends applicable to preferred stock.....    (16,372)     (15,471)     (32,390)     (27,207)
                                              ---------    ---------    ---------    ---------
Net loss applicable to common
  stockholders..............................   (130,523)    (117,978)    (188,777)    (147,609)
                                              ---------    ---------    ---------    ---------
Other comprehensive income, net of tax of
  $4,252 and $75,972:
Change in unrealized gain on marketable
  securities................................      7,896           --      141,091           --
                                              ---------    ---------    ---------    ---------
Comprehensive income (loss).................  $(122,627)   $(117,978)   $ (47,686)   $(147,609)
                                              =========    =========    =========    =========
Basic and diluted loss per share:
  Before extraordinary loss.................  $   (3.53)   $   (1.35)   $   (5.14)   $   (2.18)
  Extraordinary loss........................         --        (1.95)          --        (1.96)
                                              ---------    ---------    ---------    ---------
  Net loss..................................  $   (3.53)   $   (3.30)   $   (5.14)   $   (4.14)
                                              =========    =========    =========    =========
Weighted average shares outstanding.........     36,946       35,785       36,714       35,653
                                              =========    =========    =========    =========

                            See accompanying notes.

                            IXC COMMUNICATIONS, INC.

                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (DOLLARS IN THOUSANDS)
                                  (UNAUDITED)

                                                                FOR THE SIX MONTHS
                                                                  ENDED JUNE 30,
                                                              ----------------------
                                                                1999         1998
                                                              ---------    ---------
Net cash provided by operating activities...................  $ 105,451    $  41,311
                                                              ---------    ---------
Investing activities:
  Purchase of property and equipment........................   (261,642)    (239,627)
  Proceeds from collection of notes receivable..............        750           --
  Acquisitions, net of cash acquired........................    (73,247)     (22,699)
  Investments in unconsolidated subsidiaries................     (6,220)     (12,431)
                                                              ---------    ---------
Net cash used in investing activities.......................   (340,359)    (274,757)
                                                              ---------    ---------
Financing activities:
  Proceeds from sale of 9% Senior Notes.....................         --      450,000
  Proceeds from sale of 6 3/4% Cumulative Convertible
     Preferred Stock........................................         --      147,213
  Net proceeds from issuance of debt........................     79,156           --
  Proceeds from debt and capital lease obligations..........         --       12,704
  Principal payments on debt and capital lease
     obligations............................................     (9,112)    (353,094)
  Redemption of 10% Junior Series 3 Cumulative Preferred
     Stock..................................................         --         (708)
  Stock option exercises....................................      5,116        2,842
  Payment of dividends on preferred stock...................     (6,516)      (1,948)
  Other financing activities................................         --       (3,186)
                                                              ---------    ---------
Net cash provided by financing activities...................     68,644      253,823
                                                              ---------    ---------
Effect of differing year-ends from merged entities..........         --       (1,502)
                                                              ---------    ---------
Net increase (decrease) in cash and cash equivalents........   (166,264)      18,875
Cash and cash equivalents at beginning of period............    264,826      155,855
                                                              ---------    ---------
Cash and cash equivalents at end of period..................  $  98,562    $ 174,730
                                                              =========    =========

                            See accompanying notes.

                   IXC COMMUNICATIONS, INC. AND SUBSIDIARIES

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  (UNAUDITED)

 1. BASIS OF PRESENTATION AND SIGNIFICANT ACCOUNTING POLICIES

     The accompanying unaudited Condensed Consolidated Financial Statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and notes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation for the periods indicated have been included. Operating results for the three and six month periods ended June 30, 1999 are not necessarily indicative of the results that may be expected for the year ended December 31, 1999. The accompanying unaudited Condensed Consolidated Financial Statements have been restated for 1998 to include the operations of Eclipse Telecommunications, Inc., formerly Network Long Distance, Inc. ("Eclipse"), which was acquired on June 3, 1998, in a transaction accounted for as a pooling of interests. The Condensed Consolidated Balance Sheet at December 31, 1998 has been derived from our audited financial statements but does not include all of the information and notes required by generally accepted accounting principles for complete financial statements. The accompanying financial statements should be read in conjunction with our audited consolidated financial statements and notes thereto for the year ended December 31, 1998. Certain amounts shown in our 1998 financial statements have been reclassified to conform to the 1999 presentation.

 2. MARKETABLE SECURITIES

     PSINET INVESTMENT

     We own approximately 10.2 million shares of common stock of PSINet, Inc. This investment had a fair market value of approximately $447.6 million as of June 30, 1999. Of the total fair value, $240.0 million was recorded as unearned revenue because it represented the sale to PSINet of an agreement for an indefeasible right to use ("IRU") capacity on our network. We accounted for the remaining fair value, net of tax, as Unrealized Gain on Marketable Securities because the PSINet investment is "available-for-sale" as defined in Statement of Financial Accounting Standards ("SFAS") No. 115. The change in the unrealized gain amount is included in Other Comprehensive Income on the accompanying condensed consolidated statement of operations.

     The accompanying balance sheet includes approximately $52.0 million representing amounts received from a financial institution in June 1999 in connection with a prepaid, forward-sale contract of 1.5 million shares of PSINet common stock. This amount is accounted for as a note payable and is secured by the 1.5 million shares of stock. The forward-sale obligation may be settled at a specified date in the second quarter of 2002 for a maximum amount of 1.5 million shares of PSINet stock, or, at our option, the equivalent value of PSINet stock in cash. We are accruing interest expense on this liability at an effective interest rate of 6.8%.

     DCI TELECOMMUNICATIONS

     In November 1998 we entered into an agreement to acquire common stock of DCI Telecommunications, Inc. ("DCI"), as consideration for payment of amounts due from one of our customers that was also a vendor of DCI. The agreement provided that DCI was to issue us additional common stock if the market value of the shares we owned did not reach $17.7 million by June 1, 1999. As of June 1, 1999, and subsequent thereto, the market value of the shares we owned was less than the $17.7 million guaranteed in the November 1998 agreement. DCI has publicly disclosed that it does not intend to issue additional shares to us. We intend to vigorously pursue the remedies to which we are entitled under the November 1998 agreement. As of June 30, 1999, we have reduced our investment in DCI as a result of these uncertainties. This writedown is included in "other, net" in the accompanying statement of operations. The investment in DCI is included in non-current marketable securities in the accompanying consolidated balance sheet.

                   IXC COMMUNICATIONS, INC. AND SUBSIDIARIES

                                  (UNAUDITED)

 3. INCOME TAXES

     The provision for income taxes recorded during interim periods is calculated based on an estimated annual effective tax rate. For 1999, the effective tax rate includes the impact of IRU transactions anticipated to occur during the year. We have applied a valuation allowance against the deferred tax assets arising during 1999 due to uncertainty regarding their realizability.

 4. COMMITMENTS AND CONTINGENCIES

     From time to time we are involved in legal proceedings arising in the ordinary course of business, some of which are covered by insurance. In the opinion of management, none of the claims relating to such proceedings will have a material adverse effect on our financial condition or results of operations.

 5. SEGMENT REPORTING

     Our financial reporting segments are based on the way management organizes the company for making operating decisions and assessing performance. These segments are based on the different types of products we offer. The segments consist of the private line segment, the switched long distance segment, and the data/ Internet segment. The segments are separately evaluated because the products or services sold are subject to different market forces and sales strategies. Management reviews the gross profits of each reporting segment, but views the costs of the network and administrative functions as supporting all business segments. Therefore, assets (other than accounts receivable), liabilities, general and administrative expenses, interest expense and income, and other expenses are not charged to any one segment. Losses from equity method subsidiaries are not charged to any one segment because those subsidiaries may have operations in multiple segments. All operating revenue shown is derived from sales to external customers. Revenue related to the sale of options in fibers that are jointly owned with other carriers are not reported in any segment. The summarized segment data are as follows (in thousands):

                                            PRIVATE        SWITCHED       DATA &
                                              LINE       LONG DISTANCE   INTERNET   UNALLOCATED     TOTAL
                                          ------------   -------------   --------   -----------   ---------
THREE MONTHS ENDED JUNE 30, 1999
Net operating revenue...................    $ 73,569       $ 74,898      $ 5,353      $4,072      $ 157,892
Cost of service.........................      26,130         77,310        4,849          --        108,289
                                            --------       --------      -------      ------      ---------
Gross profit............................      47,439         (2,412)         504       4,072         49,603
Operations and administration...........                                                             60,948
Restructuring charges...................                                                             25,826
Depreciation and amortization...........                                                             39,565
Merger and other infrequent costs.......                                                                 90
                                                                                                  ---------
Operating loss..........................                                                            (76,826)
Interest income.........................                                                              1,839
Interest expense........................                                                             (9,092)
Equity (loss) from unconsolidated
  subsidiaries..........................                                                            (13,111)
Other, net..............................                                                            (12,760)
                                                                                                  ---------
Loss before provision for income taxes,
  minority interest, and extraordinary
  loss..................................                                                          $(109,950)
                                                                                                  =========

                   IXC COMMUNICATIONS, INC. AND SUBSIDIARIES

                                  (UNAUDITED)

                                            PRIVATE        SWITCHED       DATA &
                                              LINE       LONG DISTANCE   INTERNET   UNALLOCATED     TOTAL
                                          ------------   -------------   --------   -----------   ---------
THREE MONTHS ENDED JUNE 30, 1998
Net operating revenue...................    $ 49,232       $105,502      $ 1,201      $    --     $ 155,935
Cost of service.........................      22,448         82,342        2,803           --       107,593
                                            --------       --------      -------      -------     ---------
Gross profit............................      26,784         23,160       (1,602)          --        48,342
Operations and administration...........                                                             29,992
Depreciation and amortization...........                                                             22,636
Merger and other infrequent costs.......                                                              7,681
                                                                                                  ---------
Operating loss..........................                                                            (11,967)
Interest income.........................                                                              3,324
Interest expense........................                                                             (8,530)
Equity (loss) from unconsolidated
  subsidiaries..........................                                                            (10,754)
Other, net..............................                                                                 33
                                                                                                  ---------
Loss before provision for income taxes,
  minority interest, and extraordinary
  loss..................................                                                          $ (27,894)
                                                                                                  =========

                                            PRIVATE        SWITCHED       DATA &
                                              LINE       LONG DISTANCE   INTERNET   UNALLOCATED     TOTAL
                                          ------------   -------------   --------   -----------   ---------
SIX MONTHS ENDED JUNE 30, 1999
Net operating revenue...................    $144,433       $152,645      $10,528      $11,644     $ 319,250
Cost of service.........................      52,233        151,639        9,221           --       213,093
                                            --------       --------      -------      -------     ---------
Gross profit............................      92,200          1,006        1,307       11,644       106,157
Operations and administration...........                                                            112,757
Restructuring charges...................                                                             25,826
Depreciation and amortization...........                                                             75,843
Merger and other infrequent costs.......                                                                145
                                                                                                  ---------
Operating loss..........................                                                           (108,414)
Interest income.........................                                                              7,663
Interest expense........................                                                            (20,109)
Equity (loss) from unconsolidated
  subsidiaries..........................                                                            (15,982)
Other, net..............................                                                            (12,725)
                                                                                                  ---------
Loss before provision for income taxes,
  minority interest, and extraordinary
  loss..................................                                                          $(149,567)
                                                                                                  =========

                   IXC COMMUNICATIONS, INC. AND SUBSIDIARIES

                                  (UNAUDITED)

                                            PRIVATE        SWITCHED       DATA &
                                              LINE       LONG DISTANCE   INTERNET   UNALLOCATED     TOTAL
                                          ------------   -------------   --------   -----------   ---------
SIX MONTHS ENDED JUNE 30, 1998
Net operating revenue...................    $ 92,572       $219,269      $ 1,677      $    --     $ 313,518
Cost of service.........................      41,637        169,261        4,644           --       215,542
                                            --------       --------      -------      -------     ---------
Gross profit............................      50,935         50,008       (2,967)          --        97,976
Operations and administration...........                                                             59,328
Depreciation and amortization...........                                                             42,788
Merger and other infrequent costs.......                                                              7,645
                                                                                                  ---------
Operating loss..........................                                                            (11,785)
Interest income.........................                                                              4,921
Interest expense........................                                                            (14,841)
Equity (loss) from unconsolidated
  subsidiaries..........................                                                            (22,019)
Other, net..............................                                                                176
                                                                                                  ---------
Loss before provision for income taxes,
  minority interest, and extraordinary
  loss..................................                                                          $ (43,548)
                                                                                                  =========

 6. ACQUISITION OF COASTAL TELECOM LIMITED COMPANY

     On May 10, 1999, we acquired Coastal Telecom Limited Company, and other related companies under common control ("Coastal"). Coastal is a retail long distance reseller. The purchase price amounted to approximately $110 million and was paid with a combination of $73.2 million of cash (including approximately $10 million paid for working capital items), $10 million of notes payable, $25.0 million of our common stock, and warrants to purchase 75,000 shares of our common stock. Assets acquired included approximately $103 million of goodwill and approximately $7 million of property and equipment. In connection with the acquisition we completed a credit agreement with a commercial bank pursuant to which Eclipse, our wholly owned subsidiary, borrowed $27 million and used the proceeds to fund a portion of the Coastal purchase price. The credit agreement has a three-year term beginning in May 1999, may be extended for successive one-year terms, and is subject to a borrowing base calculation based on eligible accounts receivable. Amounts outstanding thereunder bear interest at either the bank's prime rate or LIBOR plus a 2.25% margin. The credit agreement is secured by the assets of Eclipse, including the assets acquired in the Coastal transaction. We must comply with various financial covenants under the credit agreement, including maintaining certain minimum cash flow ratios.

 7. INVESTMENTS IN UNCONSOLIDATED SUBSIDIARIES

     At December 31, 1998, we were owed $9.4 million by Westel, our partner in Progress International LLC ("Progress"). The note was secured by Westel's ownership in Progress, and repayment was due on May 31, 1999. Westel failed to make scheduled payments on the note and thereby transferred their share rights to us. As a result of that forfeiture, we now own 65.4% of Progress.

     In February 1999 Marca-Tel S.A. de C.V. and its primary creditor agreed to allow MarcaTel to defer certain payments to the creditor until June 1999. The creditor was given the right to acquire up to 10% of MarcaTel and the creditor acquired additional shares which diluted our indirect interest from 32.1% (after taking into consideration the additional share rights forfeited by Westel) to 30.5%. In June 1999 MarcaTel did not pay the creditor, and a default was declared on the loan. Management of MarcaTel, IXC and the creditor are anticipated to meet during the third quarter to attempt to work out the default provisions. However, there is no assurance that the default provisions will be waived.

                   IXC COMMUNICATIONS, INC. AND SUBSIDIARIES

                                  (UNAUDITED)

 8. RESTRUCTURING CHARGE

     In the second quarter of 1999, we recorded a charge of approximately $25.8 million to exit certain operations in the switched wholesale business. This charge resulted from our plan to reduce traffic, operations, and administrative headcount by exiting this under-performing business. The restructuring charge includes costs associated with workforce reduction, asset write-downs, network decommissioning costs, and fees to terminate certain lease contracts. The workforce reduction of 94 people includes both employees in the sales organization and employees contributing to network operations. These employees were notified of the workforce reduction in June 1999. All of the $2.9 million associated with the workforce reduction is expected to be paid in cash during the remainder of 1999. The costs accrued related to network decommissioning include labor, lease rentals, and other operating costs expected to be paid to decommission various network assets. We have adjusted the remaining useful lives of equipment being decommissioned to extend only to the date the asset is expected to be removed from service. All of the decommissioning costs are expected to be paid in cash within twelve months. The asset write-downs are non-cash in nature and include leasehold improvements related to facilities to be vacated and reserves for accounts receivable related to customers whose traffic we are removing from our network. We believe that collection of the identified accounts receivable is unlikely as a direct result of our decision to unilaterally terminate the affected customers' service under their contracts. The costs to terminate leases which are being abandoned are expected to be paid in cash over the next nine months. The restructuring activities are expected to be substantially complete by June 30, 2000. Activity in the accrued restructuring liability during the quarter ended June 30, 1999 is as follows (in thousands):

                                                                                    ACCRUAL
                                                         RESTRUCTURING   COSTS    BALANCE AT
                                                            CHARGE       PAID    JUNE 30, 1999
                                                         -------------   -----   -------------
Severance..............................................     $ 2,864      $249       $ 2,615
Network decommissioning................................       3,872        --         3,872
Asset write-downs......................................      12,722        --        12,722
Terminate contractual obligations and exit
  facilities...........................................       6,368         2         6,366
                                                            -------      ----       -------
          Total restructuring costs....................     $25,826      $251       $25,575
                                                            =======      ====       =======

 9. NEW ACCOUNTING PRONOUNCEMENTS

     In June 1998, the Financial Accounting Standards Board issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities." SFAS No. 133 establishes accounting and reporting standards requiring that derivative instruments be recorded in the balance sheet as either an asset or liability measured at its fair value. SFAS No. 133 is effective for all fiscal years beginning after June 15, 2000. We have not yet assessed the impact of SFAS No. 133 on our results of operations and financial position.

10. SUBSEQUENT EVENTS

     MERGER AGREEMENT WITH CINCINNATI BELL, INC.

     On July 20, 1999, we entered into an agreement to merge with Cincinnati Bell Inc. ("CBI") at a fixed exchange ratio of 2.0976 shares of CBI common stock for each share of our common stock. Also on July 20, 1999, General Electric Pension Trust ("GEPT") entered into an agreement with CBI in which CBI agreed to purchase approximately 5.0 million shares of our common stock from GEPT for $50 per share. Shareholders representing approximately 40% of the outstanding shares of IXC have committed to vote in favor of the merger. The merger is expected to close near the end of 1999 and is subject to shareholder and regulatory approval.

     On July 21, July 23, and July 27, 1999, five purported stockholder class action suits were filed in the Delaware Court of Chancery against us, certain current and former members of our board of directors, and in

                   IXC COMMUNICATIONS, INC. AND SUBSIDIARIES

                                  (UNAUDITED)

two suits, also against CBI. These complaints allege, among other things that the defendants have breached their fiduciary duties to our stockholders in establishing the merger consideration in the merger agreement with CBI. The complaints seek, among other things, a court order enjoining completion of the merger. We and CBI believe that the complaints are without merit and intend to vigorously defend against the complaints.

     PSINET STOCK SALE

     In July 1999 we received $59.8 million from a financial institution in connection with a prepaid, forward-sale contract of an additional 1.5 million shares of PSINet common stock. This amount is accounted for as a note payable and is secured by the additional 1.5 million shares of stock. The forward-sale obligation may be settled at a specified date in the second quarter of 2002 for a maximum amount of 1.5 million shares of PSINet stock, or, at our option, the equivalent value of the PSINet stock in cash.

     BUSINESS REORGANIZATION

     In connection with the hiring of the new chief executive officer and the new chief financial officer, we are reviewing plans to streamline our operations, including reducing the number of middle-management positions and re-evaluating our information technology initiatives. A restructuring charge associated with this review is expected to be recorded during the third quarter. Although the plans are still being formulated, initial projections indicate that the amount of the charge will be at least $10 million.

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

RESULTS OF OPERATIONS

     On July 20, 1999, we entered into an agreement to merge with CBI at a fixed exchange ratio of 2.0976 shares of CBI common stock for each share of our common stock. Also on July 20, 1999, GEPT entered into an agreement with CBI in which CBI agreed to purchase approximately 5.0 million shares of our common stock from GEPT for $50 per share. Shareholders representing approximately 40% of the outstanding shares of IXC have committed to vote in favor of the merger. The merger is expected to close near the end of 1999 and is subject to shareholder and regulatory approval.

     Net operating revenue for the quarter and six months increased $2.0 million (1.3%) and $5.7 million (1.8%), respectively, from the 1998 periods. The current year's revenue includes the results of Coastal Telephone Company beginning on its acquisition date on May 10, 1999. These year-over-year increases reflect significant increases in private line and data/Internet service revenue and an almost offsetting decline in switched service revenue. Other revenue of $4.1 million for the second quarter of 1999 and $11.6 million for the six-month period of 1999 relates to the sale of an option of usage rights in fibers that are owned jointly with another carrier.

     Cost of services primarily reflects access charges paid to local exchange carriers ("LEC's") and transmission lease payments (monetary and nonmonetary) to other carriers. Cost of services increased $0.7 million (0.6%) over last year for the quarter and decreased $2.4 million (1.1%) for the year-to-date period. During the quarter, increases in transmission lease expense and data/Internet cost of services more than offset the decrease in access costs. For the six months the decrease in access costs more than offset the increases in transmission lease expense and data/Internet costs. Access cost as a percentage of net switched service revenue has increased year-over-year due to price competition and the impact of the FCC mandated access reform, which became effective in July 1998. In 1999 access cost was 92.5% and 89.4% of net switched service revenue for the quarter and six-month period versus 69.8% and 69.1% for the prior year's comparable periods.

     The improved revenue and small change in cost of service resulted in an increase in the gross profit of $1.3 million for the quarter and $8.2 million for the six-month period. Gross profit margins increased to 31.4% for the quarter and 33.3% for the six months versus 31.0% and 31.3% for the comparable prior year periods. These improvements are mainly driven by the other revenue included in the current year periods.

     Operating and administrative costs increased $31.0 million to $60.9 million for the current quarter and increased $53.4 million to $112.8 million for the six-month period. These increases are driven by an increase in headcount from 1,209 at June 1998 to 2,116 at June 1999. The focus of these increased costs is to build up the retail channel's infrastructure as well as to upgrade our level of information technology across the company. Costs were also incurred to operate the larger fiber optic network.

     A restructuring charge of $25.8 million was recorded during the current quarter associated with the costs of exiting a portion of the wholesale-switched service business. The charge includes severance costs associated with the termination of 94 employees, a reserve for customers who will be leaving the network, costs to dismantle switches that will become surplus and costs to abandon our microwave network that will no longer be needed. There was no such restructuring charge in the prior year's quarter. In connection with the hiring of the new chief executive officer and the new chief financial officer, we are reviewing plans to streamline our operations, including reducing the number of middle-management positions and re-evaluating our information technology initiatives. A restructuring charge associated with this review is expected to be recorded during the third quarter. Although the plans are still being formulated, initial projections indicate that the amount of the charge will be at least $10 million.

     Depreciation and amortization expense increased $16.9 million for the quarter and $33.1 million for the six-month period reflecting our increased investment in the fiber optic network and other fixed assets and amortization of goodwill from the Coastal acquisition.

     Merger and other infrequent costs decreased $7.6 million for the quarter and $7.5 million for the year-to-date period, as costs associated with our merger with Eclipse during 1998 were not repeated in 1999.

     Interest income declined $1.5 million for the quarter and increased $2.7 million for the six-month period. The decline between quarters was due to less cash on hand in 1999. The increase in the six-month period reflects interest received during the first quarter of 1999 from notes receivable related to IRU agreements.

     Net interest expense rose $0.6 million for the quarter and $5.3 million for the six-month period reflecting the expense from the $450 million 9% Senior Subordinated Notes issued in April 1998 and the $200 million borrowed under our $600 million credit facility in October 1998. The increase in gross interest expense more than offset higher capitalized interest, which was due to the increased rate of network construction between periods.

     Losses from unconsolidated subsidiaries increased $2.4 million for the quarter and declined $6.0 million for the six-month period. The current year's increase mainly relates to a complete writedown of our investment in a joint venture with Unidial. Losses for the prior year's quarter were related to the investments in MarcaTel and PSINet. The investment in MarcaTel was written down to zero in 1998, and no further significant additional funding is required from us, so no further losses are being recorded. We stopped recognizing PSINet losses and began accounting for this investment using the cost method during the second quarter of 1998 because our level of ownership and influence of PSINet was diminished.

     The year-over-year increase in other, net expense of $12.8 million for the quarter and $12.9 million for the six-month period is mainly due to the reduction of the DCI investment during the current year as described in footnote 2 to the condensed consolidated financial statements.

     Income tax expense decreased $0.7 million for the quarter and $0.3 million for the six-month period reflecting a lower level of projected fiber sales during the current year. A valuation allowance is applied against tax assets arising during the year due to the uncertainty of their realization.

     During the second quarter of 1998 we recorded an after-tax extraordinary charge of $69.8 million relating to the April 1998 redemption of $284.2 million of the 12 1/2% Senior Notes due 2005. There were no such charges in 1999.

     Our net loss applicable to common shareholders increased to $130.5 million for the quarter and to $188.8 million for the six-month period from $118.0 million and $147.6 million for the prior year comparable periods. These increases are due to the items listed above plus an increase in the dividends applicable to preferred stock. Dividends applicable to preferred stock increased $0.9 million for the quarter and $5.2 million for the six-month period. The additional dividends were from the 6 3/4% preferred stock issued in March and April of 1998, and from dividends on the 12 1/2% Exchangeable Preferred Stock which are paid with additional shares of 12 1/2% Exchangeable Preferred Stock.

SEGMENT INFORMATION

     PRIVATE LINE SERVICES

     Net private line revenue increased $24.3 million (49.4%) for the quarter and $51.9 million (56.0%) for the six-month period. These increases are primarily due to three large contracts including a significant Internet service provider ("ISP") and Excel Communications. The gross profit for this segment improved to $47.4 million for the quarter and $92.2 million year-to-date. The gross margin rate improved from 54.4% to

64.5% quarter over quarter and from 55.0% to 63.8% in the six-month periods. These improvements reflect the use of our network to carry most of the incremental revenue.

     SWITCHED SERVICE REVENUE

     Switched long distance revenue declined $30.6 million (29.0%) to $74.9 million during the current quarter and $66.6 million (30.4%) to $152.6 million for the six-month period. These declines are primarily due to the conversion of Excel Communications, formerly our largest customer, to a private line contract as it moved traffic to its own network, and an increase of $11.8 million for the quarter and $19.6 million for the six-month period in disputes and bad debt expense. Many of these disputes relate to the billing of pass-through charges and price adjustments. Cost of services declined $5.0 million (6.1%) for the quarter and $17.6 million (10.4%) for the six-month period due to the reduction in traffic partially offset by increased fixed access charges. The segment's gross profit declined $25.6 million for the quarter and $49.0 million year-to-date due mainly to the decline in net revenue.

     DATA/INTERNET

     Revenue increased $4.2 million for the quarter and $8.9 million year-to-date due mainly to the ATM/frame relay and Internet products produced and sold by the Internet companies we acquired during 1998. These products are also sold through the retail distribution channel. The segment's gross profit improved from a negative $1.6 million for the 1998 quarter and a negative $3.0 million for the prior year's six-month period to a positive $.5 million for the current quarter and a positive $1.3 million for the current six-month period. This improvement reflects the use of our network in providing these high-value services.

     LIQUIDITY AND CAPITAL RESOURCES

     We have financed the expansion of our network through the issuance of debt and equity securities, the sale of IRU's in capacity and fiber, and through borrowing against our investment in PSINet.

     Cash provided by operating activities increased $64.1 million (155.3%) to $105.5 million primarily due to increased receipts of cash related to IRU sales during the current period.

     Cash used in investing activities increased $65.6 million (23.9%) over the prior year to $340.4 million, due to an increase of $22.0 million in capital expenditures and an increase of $50.5 million for the acquisition of businesses. Coastal was acquired during the 1999 period versus several small Internet companies acquired during the prior year. Investments in unconsolidated subsidiaries decreased $6.2 million between years as we slowed our funding of MarcaTel.

     Cash provided by financing activities decreased $185.2 million to $68.6 million because there was no issuance of public debt in 1999 as there was in 1998. During the first six months of 1998 we issued $450 million in 9% Senior Subordinated Notes and $155.3 million in 6 3/4% Cumulative Convertible Preferred Stock and redeemed $284.2 million of the 12 1/2% Senior Notes. The only proceeds from debt in 1999 related to the borrowing of $52.0 million against a portion of our PSINet stock and $27.0 million from the line of credit used in the Coastal acquisition.

     As of August 10, 1999, the Company had $93.4 million in cash. We expect that the primary sources for cash over the next 12 months will be cash on hand, cash generated by operations, proceeds of IRU sales, and vendor and working capital financing we may seek. In addition, if necessary, we can sell or borrow against our investments in the common stock of PSINet and Applied Theory. We expect that it will be necessary to amend or obtain a waiver of our performance covenants under our present bank credit facility so that we can meet those covenants at the end of the third quarter. We are working with our banks to adjust the covenants so that we can either borrow against the remaining $150 million amount of the facilities or seek alternative debt sources. In the event the banks do not agree to change or waive the covenants, we would be in default under the credit facility. In addition, our lead bank has indicated to us that, subject to certain conditions, it is willing to loan us $150 million (apart from the $150 million remaining on the existing facility), but the arrangements for this loan have not yet been finalized. There can be no assurance that we shall be able to obtain covenant adjustments or waivers under the existing facility or to finalize and borrow under the additional loan.

     We anticipate that, given the impending merger, we shall be able to meet our financing needs through the time of the merger through stock sales or these other sources of cash. However, there can be no assurance that sufficient additional cash will be obtained or that the banks will agree to amend or waive the covenants. In the event sufficient cash is not obtained, we shall have to take steps to conserve cash, possibly including delaying or reducing capital expenditures and reducing expenses. A default under the bank credit facility or a failure to obtain sufficient additional cash could have a material adverse effect on the Company.

     We seek to obtain sufficient funding from these sources for the following major uses of cash:

     - Our network expansion and other capital expenditures;

     - Debt service;

     - Lease payments;

     - Working capital;

     - Downsizing the wholesale switched service business;

     - Funding the third quarter restructuring program; and

     - Dividends on preferred stock.

     Capital spending in 1999 is projected to be approximately $600 million. After 1999, capital expenditures are expected to continue to be substantial. There can be no assurance that we will be successful in obtaining the necessary financing to meet our needs if the merger with CBI does not occur. A failure to raise cash would delay or prevent capital expenditures including the construction of our network expansion.

     We are required to make payments under our existing debt and capital lease arrangements of $6.8 million, $11.3 million, $19.1 million, and $83.6 million for the remainder of 1999, 2000, 2001, and 2002, respectively. We are required to make quarterly interest payments on amounts outstanding under our $600 million credit facility, to make semi-annual interest payments on our 9% Senior Subordinated Notes and the remaining 12 1/2% Senior Notes, and to make interest payments under the Eclipse line of credit. This line of credit, which is based upon the eligible accounts receivable, is due on May 1, 2002 and may be extended for successive one-year terms. We are required to pay quarterly dividends on the 7 1/4% Convertible Preferred Stock. We are required to pay quarterly dividends on the 12 1/2% Exchangeable Preferred Stock. These dividends must be paid in cash except that we have the option of paying dividends in additional shares of 12 1/2% Exchangeable Preferred Stock through February 15, 2001. Dividends on our 6 3/4% Preferred Stock are payable quarterly in cash. If we are prohibited from paying dividends in cash under the terms of our debt agreements, then we may pay our dividends on this preferred stock in common stock, valued at 95% of the average price of the common stock for 5 business days prior to the dividend payment date. We anticipate that such debt and equity service payments during 1999 will be made from cash on hand, except for the dividends on the 12 1/2% Exchangeable Preferred Stock which are anticipated to be paid-in-kind with stock dividends.

     We are required to make minimum annual lease payments for facilities, equipment and transmission capacity used in operating our business. In 1999, 2000, 2001 and 2002, these payments are expected to amount to approximately $35.5 million, $30.3 million, $23.1 million and $16.3 million respectively, on operating leases. We expect to incur additional operating lease costs in connection with the expansion of our network and the retail and Internet operations. Additionally, in connection with our network expansionism from time to time we enter into various construction and installation agreements with contractors.

     The forward-looking statements set forth above with respect to the estimated cash requirements relating to capital expenditures, our ability to meet such cash requirements and our ability to service our debt are based on certain assumptions as to future events. Important assumptions which if not met, could adversely affect our ability to achieve satisfactory results include that:
(a) there will be no significant delays with respect to our network expansion;
(b) our contractors and partners in cost-saving arrangements will perform their obligations; (c) rights-of-way can be obtained on a timely, cost-effective basis; (d) we will increase traffic on our network; and (e) we will not be in default under our existing credit arrangements and will be able to obtain vendor or additional debt financing.

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

     The project team has identified the following principal phases of the project: a) assessment and planning, b) remediation, c) testing, and d) contingency planning. The assessment and planning phase was substantially complete at December 31, 1998. Substantially all mission-critical systems were remediated as of June 30, 1999 and are being tested (including those we acquired from Coastal). Testing on these applications is expected to be completed by September 30, 1999. In addition, all new components being purchased as part of the ongoing network and IT infrastructure expansion are being evaluated to ensure compliance.

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

     We currently project incurring approximately $3.3 million through the end of 2000 in connection with the Year 2000 remediation project, of which approximately $2.3 million was incurred and expensed as of June 30, 1999. Such amounts are exclusive of amounts which were already anticipated to be spent on new hardware and software purchases resulting from the expansion of our network and other business operations. We believe that a portion of the Year 2000 expenses will not be incremental costs, but rather will represent the redeployment of existing IT resources. This redeployment may cause delays in making other IT or network upgrades or enhancements; however, the delays are not expected to have a material adverse effect on our operations.

     As part of our Year 2000 initiative, we are evaluating scenarios that may occur as a result of the century change and are developing contingency and business continuity plans tailored for Year 2000-related problems. We have substantially completed an enterprise-wide business contingency plan. Elements of the plan are already in place, including working disaster recovery documents, a key supplier/business partner survey campaign, and a risk management program.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

     We are exposed to market risk related to changes in interest rates because the interest rate on approximately $225 million of our debt at June 30, 1999 is indexed to floating interest rates. We monitor the risk associated with interest rates on an ongoing basis, but we have not entered into any interest rate swaps or other financial instruments to actively hedge the risk of changes in prevailing interest rates.

     Substantially all of our revenue is derived from domestic operations, so we believe the risk related to foreign currency exchange rates is minimal.

                           PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

     We are aware of five lawsuits filed in the Court of Chancery of the State of Delaware relating to our merger agreement with CBI. These lawsuits were filed in July subsequent to our announcement of the merger. The suit brought by Angie Garone on behalf of herself and others similarly situated, the suit brought by Robert Bernard, and the suit brought by John D. Crawford each name us, Benjamin
L. Scott (a former director) and all of the directors on our current board as defendants. The other two suits, brought by Dr. Mark Gross and James Intagliata, each name us, Benjamin L. Scott, all of the directors on our current board, and CBI as defendants. Each suit was brought by a purported stockholder, individually and allegedly as a class action on behalf of all our stockholders. The complaints allege, among other things, that the defendants have breached their fiduciary duties to the stockholders in establishing the merger consideration in the merger agreement. The complaints seek, among other things, a court order prohibiting the consummation of the merger.

ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS

     In connection with our acquisition of Coastal we issued and sold warrants to purchase 75,000 shares of common stock on May 10, 1999 and 698,985 shares of our common stock on June 2, 1999. We issued the warrants and the stock to the members of the limited liability companies which collectively operated as Coastal. In exchange for the warrants and the common stock, among other consideration, we received all of the outstanding membership interests in the Coastal entities. Following the acquisition, the Coastal entities were merged into Eclipse. The warrants are exercisable during the three year period following May 10, 1999 at an exercise price of $45.00 per share. The warrants provide no voting rights and contain provisions for adjustment upon the occurrence of stock dividends, stock splits or similar events. We did not employ an underwriter or placement agent in connection with the issuance of the common stock or the warrants.

     The sale and issuance of the warrants and the common stock were exempt from registration under the Securities Act in reliance on Section 4(2), as transactions not involving a public offering. The four Coastal members acquired the securities in a private offering. The Coastal members each represented their intention to acquire the securities for investment only and not with a view to distribute the securities to the public. Appropriate legends were affixed to the certificates representing the warrants and the common stock issued in the Coastal acquisition. The Coastal members had adequate access to sufficient information about us in order to make an informed investment decision.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

     Not applicable.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     We held our Annual Meeting of Stockholders on May 28, 1999. The meeting was held so that our stockholders could elect our Board of Directors and vote on four other proposals. The other proposals were:

          Proposal 2: Ratify the decision of the board of directors to not implement an amendment to the Restated Certificate of Incorporation, as amended (the "Restated Certificate") previously approved by a majority of our stockholders, which included, among other things, a two-for-one stock split of our common stock;

          Proposal 3: Amend the Restated Certificate to increase the authorized number of shares of common stock, create a new class of preferred stock, and eliminate all matters set forth in the Restated Certificate regarding two series of preferred stock which were no longer outstanding;

          Proposal 4: Amend the Restated Certificate to effect a two-for-one stock split of the issued and outstanding shares of common stock, such amendment to take place at the discretion of the board of directors within one year of stockholder approval;

          Proposal 5: Adopt an amendment to our 1998 Stock Plan to increase the number of shares of common stock available for option and restricted stock grants.

     The number of votes cast for, against, or withheld for each nominee for director and each proposal, as well as the broker non-votes and the abstentions are set forth below.

                                                                             BROKER
                                        FOR         AGAINST     WITHHELD    NON-VOTES    ABSTENTION
                                     ----------    ---------    --------    ---------    ----------
Wolfe H. Bragin....................  32,344,373            0       0                0     260,024
Joe C. Culp........................  32,360,863            0       0                0     243,534
Richard D. Irwin...................  32,360,863            0       0                0     243,534
Carl W. McKinzie...................  32,360,862            0       0                0     243,535
Benjamin L. Scott..................  32,343,794            0       0                0     260,603
Ralph J. Swett.....................  32,360,863            0       0                0     243,534
Philip L. Williams.................  32,360,282            0       0                0     244,115
Proposal 2.........................  32,529,996       66,701       0                0       7,700
Proposal 3.........................  20,992,368    1,917,476       0        9,688,973       5,580
Proposal 4.........................  32,495,750      101,893       0                0       6,754
Proposal 5.........................  20,542,257    2,363,857       0        9,688,973       9,310

     Each of the nominees was elected to the board of directors constituting all of our directors. All of the Proposals were approved by a majority of our stockholders.

ITEM 5. OTHER INFORMATION

     None.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a) Exhibits

    EXHIBIT
     NUMBER                            DESCRIPTION
    -------                            -----------
     2.1       Agreement and Plan of Merger dated as of July 20, 1999,
               among Cincinnati Bell, Inc., IXC Communications, Inc. and
               Ivory Merger Inc. (incorporated by reference to Exhibit 2.1 of Cincinnati Bell, Inc.'s Form 8-K dated July 22, 1999 and filed with the Commission on July 23, 1999).
     3.1+      Restated Certificate of Incorporation of IXC Communications,
               Inc., as amended.
     3.2       Bylaws of IXC Communications, Inc., as amended (incorporated by reference to Exhibit 3.2 of the IXC Communications,
               Inc.'s Quarterly Report on Form 10-Q for the quarter ended
               September 30, 1997 filed with the Commission on November 14,
               1997).

    EXHIBIT
     NUMBER                            DESCRIPTION
    -------                            -----------
     4.1       Indenture dated as of October 5, 1995, by and among IXC
               Communications, Inc., on its behalf and as
               successor-in-interest to I-Link Holdings, Inc. and IXC
               Carrier Group, Inc., each of IXC Carrier, Inc., on its
               behalf and as successor-in-interest to I-Link, Inc., CTI
               Investments, Inc., Texas Microwave Inc. and WTM Microwave
               Inc., Atlantic States Microwave Transmission Company,Central
               States Microwave Transmission Company, Telcom Engineering,
               Inc., on its behalf and as successor-in-interest to SWTT
               Company and Microwave Network, Inc., Tower Communication
               Systems Corp., West Texas Microwave Company, Western States
               Microwave Transmission Company, Rio Grande Transmission,
               Inc., IXC Long Distance, Inc., Link Net International, Inc.
               (collectively, the "Guarantors"), and IBJ Schroder Bank &
               Trust Company, as Trustee (the "Trustee"), with respect to the 12 1/2% Series A and Series B Senior Notes due 2005
               (incorporated by reference to Exhibit 4.1 of IXC
               Communications, Inc.'s and each of the Guarantor's
               Registration Statement on Form S-4 filed with the Commission on April 1, 1996 (File No. 333-2936) (the "S-4")).
     4.2       Form of 12 1/2% Series A Senior Notes due 2005 (incorporated by reference to Exhibit 4.6 of the S-4).
     4.3       Form of 12 1/2% Series B Senior Notes due 2005 and
               Subsidiary Guarantee (incorporated by reference to Exhibit
               4.8 of IXC Communications, Inc.'s Amendment No. 1 to
               Registration Statement on Form S-1 filed with the Commission on June 13, 1996 (File No. 333-4061) (the "S-1 Amendment")).
     4.4       Amendment No. 1 to Indenture and Subsidiary Guarantee dated as of June 4, 1996, by and among IXC Communications, Inc., the Guarantors and the Trustee (incorporated by reference to
               Exhibit 4.11 of the S-1 Amendment).
     4.5       Purchase Agreement dated as of March 25, 1997, by and among
               IXC Communications, Inc., Credit Suisse First Boston
               Corporation ("CS First Boston") and Dillon Read & Co. Inc.
               ("Dillon Read") (incorporated by reference to Exhibit 4.12 of IXC Communications, Inc.'s Quarterly Report on Form 10-Q
               for the quarter ended June 30, 1997, filed with the
               Commission on May 15, 1997 (the "June 30, 1997 10-Q")).
     4.6       Registration Rights Agreement dated as of March 25, 1997, by and among IXC Communications, Inc., CS First Boston and
               Dillon Read (incorporated by reference to Exhibit 4.13 of
               the June 30, 1997 10-Q).
     4.7       Amendment to Registration Rights Agreement dated as of March
               25, 1997, by and between IXC Communications, Inc. and
               Trustees of General Electric Pension Trust (incorporated by reference to Exhibit 4.14 of the June 30, 1997 10-Q).
     4.8       Registration Rights Agreement dated as of July 8, 1997,
               among IXC Communications, Inc. and each of William G. Rodi,
               Gordon Hutchins, Jr. and William F. Linsmeier (incorporated by reference to Exhibit 4.15 of IXC Communications, Inc.'s
               Quarterly Report on Form 10-Q for the quarter ended June 30,
               1997, as filed with the Commission on August 6, 1997 (the
               "June 30, 1997 10-Q")).
     4.9       Registration Rights Agreement dated as of July 8, 1997,
               among IXC Communications, Inc. and each of William G. Rodi,
               Gordon Hutchins, Jr. and William F. Linsmeier (incorporated by reference to Exhibit 4.16 of the June 30, 1997 10-Q).
     4.10      Indenture dated as of August 15, 1997, between IXC
               Communications, Inc. and The Bank of New York (incorporated by reference to Exhibit 4.2 of IXC Communications, Inc.'s
               Current Report on Form 8-K dated August 20, 1997, and filed with the Commission on August 28, 1997 (the "8-K")).

    EXHIBIT
     NUMBER                            DESCRIPTION
    -------                            -----------
     4.11      First Supplemental Indenture dated as of October 23, 1997, among IXC Communications, Inc., the Guarantors, IXC
               International, Inc. and IBJ Schroder Bank & Trust Company
               (incorporated by reference to Exhibit 4.13 of IXC
               Communications, Inc.'s Annual Report on Form 10-K for the
               year ended December 31, 1997, and filed with the Commission on March 16, 1998 (the "1997 10-K")).
     4.12      Second Supplemental Indenture dated as of December 22, 1997, among IXC Communications, Inc., the Guarantors, IXC Internet
               Services, Inc., IXC International, Inc. and IBJ Schroder
               Bank & Trust Company (incorporated by reference to Exhibit
               4.14 of the 1997 10-K).
     4.13      Third Supplemental Indenture dated as of January 6, 1998,
               among IXC Communications, Inc., the Guarantors, IXC Internet
               Services, Inc., IXC International, Inc. and IBJ Schroder
               Bank & Trust Company (incorporated by reference to Exhibit
               4.15 of the 1997 10-K).
     4.14      Fourth Supplemental Indenture dated as of April 3, 1998,
               among IXC Communications, Inc., the Guarantors, IXC Internet
               Services, Inc., IXC International, Inc., and IBJ Schroder
               Bank & Trust Company (incorporated by reference to Exhibit
               4.15 of IXC Communications, Inc.'s Registration Statement on
               Form S-3 filed with the Commission on May 12, 1998 (File No.
               333-52433)).
     4.15      Purchase Agreement dated as of March 25, 1998, among IXC
               Communications, Inc., Goldman Sachs & Co. ("Goldman"), CS
               First Boston, Merrill Lynch, Pierce, Fenner & Smith
               Incorporated ("Merrill") and Morgan Stanley & Co.
               Incorporated ("Morgan Stanley") (incorporated by reference to Exhibit 4.1 IXC Communications, Inc.'s Current Report on
               Form 8-K dated March 30, 1998, and filed with the Commission on April 7, 1998 (the "April 7, 1998 8-K")).
     4.16      Registration Rights Agreement dated as of March 30, 1998,
               among IXC Communications, Inc., Goldman, CS First Boston,
               Merrill and Morgan Stanley (incorporated by reference to
               Exhibit 4.2 of the April 7, 1998 8-K).
     4.17      Deposit Agreement dated as of March 30, 1998, between IXC
               Communications, Inc. and BankBoston N.A. (incorporated by
               reference from Exhibit 4.3 of the April 7, 1998 8-K).
     4.18      Purchase Agreement dated as of April 16, 1998, by and among
               IXC Communications, Inc., CS First Boston, Merrill, Morgan
               Stanley and Nationsbanc Montgomery Securities LLC
               (incorporated by reference to Exhibit 4.1 of IXC
               Communications, Inc.'s Current Report on Form 8-K dated
               April 21, 1998, and filed with the Commission on April 22,
               1998 (the "April 22, 1998 8-K").
     4.19      Registration Rights Agreement dated as of April 16, 1998, by and among IXC Communications, Inc., Credit Suisse First
               Boston Corporation, Merrill, Morgan Stanley and Nationsbanc
               Montgomery Securities LLC (incorporated by reference to
               Exhibit 4.2 of the April 22, 1998 8-K).
     4.20      Indenture dated as of April 21, 1998, between IXC
               Communications, Inc. and IBJ Schroder Bank & Trust Company,
               as Trustee (incorporated by reference to Exhibit 4.3 of the
               April 22, 1998 8-K).
     4.21      Rights Agreement dated as of September 9, 1998, between IXC
               Communications, Inc. and U.S. Stock Transfer Corporation
               (incorporated by reference to Exhibit 4.1 of IXC
               Communications, Inc.'s Form 8-K dated September 8, 1998 and filed with Commission on September 11, 1998).
     4.22+     Amendment No. 1 to Rights Agreement dated July 20, 1999, by and between IXC Communications, Inc. and U.S. Stock Transfer
               Corporation.

    EXHIBIT
     NUMBER                            DESCRIPTION
    -------                            -----------
     4.23      Form of Registration Rights Agreement among IXC
               Communications, Inc. and the Coastal selling stockholders
               (incorporated by reference to Exhibit 4.22 of IXC
               Communications, Inc.'s Form S-3 dated April 14, 1999 and
               filed with the Commission on April 15, 1999 (File No.
               333-76349)).
     4.24      Form of Warrant for each of the Coastal selling stockholders
               (incorporated by reference to Exhibit 4.23 of IXC
               Communications, Inc.'s Form S-3 dated April 14, 1999 and
               filed with the Commission on April 15, 1999 (File No.
               333-76349)).
    10.1       Office Lease dated as of June 21, 1989 with USAA Real Estate
               Company, as amended (incorporated by reference to Exhibit
               10.1 of the S-4).
    10.2       Equipment Lease dated as of December 1, 1994, by and between
               DSC Finance Corporation and Switched Services
               Communications, L.L.C.; Assignment Agreement dated as of
               December 1, 1994, by and between Switched Services
               Communications, L.L.C. and DSC Finance Corporation; and
               Guaranty dated December 1, 1994, made in favor of DSC
               Finance Corporation by IXC Communications, Inc.
               (incorporated by reference to Exhibit 10.2 of the S-4).
    10.3       Amended and Restated 1994 Stock Plan of IXC Communications,
               Inc., as amended (incorporated by reference to Exhibit 10.3 of the June 30, 1997 10-Q).
    10.4*      Form of Non-Qualified Stock Option Agreement under the 1994
               Stock Plan of IXC Communications, Inc. (incorporated by
               reference to Exhibit 10.4 of the S-4).
    10.5       Amended and Restated Development Agreement by and between
               Intertech Management Group, Inc. and IXC Long Distance, Inc.
               (incorporated by reference to Exhibit 10.7 of IXC
               Communications, Inc.'s and the Guarantors' Amendment No. 1
               to Registration Statement on Form S-4 filed with the
               Commission on May 20, 1996 (File No. 333-2936) ("Amendment
               No. 1 to S-4")).
    10.6       Third Amended and Restated Service Agreement dated as of
               April 16, 1998, among IXC Long Distance, Inc., IXC Carrier,
               Inc., IXC Broadband, Inc. and Excel Telecommunications, Inc.
               (incorporated by reference to Exhibit 10.6 of IXC
               Communications, Inc.'s Quarterly Report on Form 10-Q for the
               quarter ended June 30, 1998, filed with the Commission on
               May 15, 1998 (the "June 30, 1998 10-Q")).
    10.7       Equipment Purchase Agreement dated as of January 16, 1996, by and between Siecor Corporation and IXC Carrier, Inc.
               (incorporated by reference to Exhibit 10.9 of the S-4).
    10.8*      1996 Stock Plan of IXC Communications, Inc., as amended
               (incorporated by reference to Exhibit 10.10 of the IXC
               Communications, Inc. Annual Report on Form 10-K for the year ended December 31, 1996 and filed with the Commission on
               March 28, 1997 (the "1996 10-K")).
    10.9       IRU Agreement dated as of November 1995 between WorldCom,
               Inc. and IXC Carrier, Inc. (incorporated by reference to
               Exhibit 10.11 of Amendment No. 1 to the S-4).
    10.10*     IXC Communications, Inc. Outside Directors' Phantom Stock
               Plan 1998 Restatement (incorporated by reference to Exhibit
               10.10 of the IXC Communications, Inc.'s Quarterly Report
               Form 10-Q for the quarter ended September 30, 1998 filed
               with the Commission on November 16, 1998).
    10.11      Business Consultant and Management Agreement dated as of
               March 1, 1998, by and between IXC Communications, Inc. and
               Culp Communications Associates (incorporated by reference to
               Exhibit 10.11 of the June 30, 1998 10-Q).
    10.12      Employment Agreement dated as of December 28, 1995, by and between IXC Communications, Inc. and James F. Guthrie
               (incorporated by reference to Exhibit 10.14 of the S-1
               Amendment).

    EXHIBIT
     NUMBER                            DESCRIPTION
    -------                            -----------
    10.13*     Special Stock Plan of IXC Communications, Inc. (incorporated by reference to Exhibit 10.16 of the 1996 10-K).
    10.14      Lease dated as of June 4, 1997, between IXC Communications,
               Inc. and Carramerca Realty, L.P. (incorporated by reference to Exhibit 10.17 of the June 30, 1997 10-Q).
    10.15      Loan and Security Agreement dated as of July 18, 1997, among
               IXC Communications, Inc., IXC Carrier, Inc. and NTFC Capital
               Corporation ("NTFC") (incorporated by reference to Exhibit
               10.18 of the June 30, 1997 10-Q).
    10.16      IRU and Stock Purchase Agreement dated as of July 22, 1997, between IXC Internet Services, Inc. and PSINet Inc.
               (incorporated by reference to Exhibit 10.19 of IXC
               Communications, Inc.'s Amendment No. 1 to Form 10-Q/A for
               the quarter ended September 30, 1997 filed with the
               Commission on December 12, 1997 (the "September 30, 1997
               10-Q/A")).
    10.17      Joint Marketing and Services Agreement dated as of July 22,
               1997, between IXC Internet Services, Inc. and PSINet Inc.
               (incorporated by reference to Exhibit 10.20 of the September
               30, 1997 10-Q/A).
    10.18      Employment Agreement dated as of September 9, 1997, between
               Benjamin L. Scott and IXC Communications, Inc. (incorporated by reference to Exhibit 10.21 of IXC Communication Inc.'s
               Amendment No. 1 to Registration Statement on S-4 filed with the Commission on December 15, 1997 (File No. 333-37157)
               ("Amendment No. 1 to the EPS S-4")).
    10.19*     IXC Communications, Inc. 1997 Special Executive Stock Plan
               (incorporated by reference to Exhibit 10.22 of Amendment No.
               1 to the EPS S-4).
    10.20      First Amendment to Loan and Security Agreement dated as of
               December 23, 1997, among IXC Communications, Inc., IXC
               Carrier, Inc., NTFC and Export Development Corporation
               ("EDC") (incorporated by reference to Exhibit 10.21 of the
               1997 10-K).
    10.21      Second Amendment to Loan and Security Agreement dated as of
               January 21, 1998, among IXC Communications, Inc., IXC
               Carrier, Inc., NTFC and EDC (incorporated by reference to
               Exhibit 10.22 of the 1997 10-K).
    10.22*+    IXC Communications, Inc. 1998 Stock Plan, as amended.
    10.23+     First Amended and Restated Credit Agreement dated as of June
               29, 1999, among IXC Communications Services, Inc., the
               Lenders (as defined therein), NationsBank, N.A., as a Lender and Administrative Agent, and Credit Suisse First Boston, TD
               Securities(USA), Inc. and Export Development Corporation,
               each as a Lender and Co-Syndication Agents.
    10.24*+    Employment Agreement dated April 8, 1999, by and between IXC
               Communications, Inc. and Valerie G. Walden.
    10.25*+    Employment Agreement dated April 26, 1999, by and between
               IXC Communications, Inc. and James F. Guthrie.
    10.26*+    Employment Agreement dated May 27, 1999, by and between IXC
               Communications, Inc. and John M. Zrno.
    10.27*+    Contract for Services dated June 28, 1999, by and between
               IXC Communications, Inc. and American Business Development
               Corp.
    10.28      Stockholders Agreement dated as of July 20, 1999, among
               Cincinnati Bell, Inc., Richard D. Irwin and Ralph J. Swett
               (incorporated by reference to Exhibit 99.1 of Cincinnati
               Bell, Inc.'s Form 8-K dated July 22, 1999 and filed with the
               Commission on July 23, 1999).

    EXHIBIT
     NUMBER                            DESCRIPTION
    -------                            -----------
    10.29      Stockholder Agreement dated as of July 20, 1999, between
               Cincinnati Bell, Inc. and General Electric Pension Trust
               (incorporated by reference to Exhibit 99.2 of Cincinnati
               Bell, Inc.'s Form 8-K dated July 22, 1999 and filed with the
               Commission on July 23, 1999).
    10.30      Stock Option Agreement dated as of July 20, 1999, between
               IXC Communications, Inc. and Cincinnati Bell, Inc.
               (incorporated by reference to Exhibit 99.3 of Cincinnati
               Bell, Inc.'s Form 8-K dated July 22, 1999 and filed with the
               Commission on July 23, 1999).
    10.31      Stock Option Agreement dated as of July 20, 1999, between
               Cincinnati Bell, Inc. and IXC Communications, Inc.
               (incorporated by reference to Exhibit 99.4 of Cincinnati
               Bell, Inc.'s Form 8-K dated July 22, 1999 and filed with the
               Commission on July 23, 1999).
    10.32      Stock Purchase Agreement dated July 20, 1999, by and among
               Cincinnati Bell, Inc. and General Electric Pension Trust
               (incorporated by reference to Exhibit 4 of Cincinnati Bell,
               Inc.'s Form 13D dated July 29, 1999 and filed with the
               Commission on July 29, 1999).
    10.33      Joint Reporting Agreement dated June 15, 1999 among the
               Filing Persons (incorporated by reference to Exhibit 1 of
               IXC Communications, Inc.'s Amendment No. 1 to Form 13D dated
               June 15, 1999 and filed with the Commission on June 17,
               1999).
    10.34      Master Agreement dated as of June 2, 1999 between Merrill
               Lynch International ("MLI") and IXC Internet Services, Inc.
               ("Internet") (incorporated by reference to Exhibit 2 of IXC
               Communications, Inc.'s Amendment No. 1 to Form 13D dated
               June 15, 1999 and filed with the Commission on June 17,
               1999).
    10.35      Securities Loan Agreement dated as of June 2, 1999 between
               MLI and Internet (incorporated by reference to Exhibit 3 of
               IXC Communications, Inc.'s Amendment No. 1 to Form 13D dated
               June 15, 1999 and filed with the Commission on June 17,
               1999).
    10.36      Confirmation of OTC Transaction dated as of June 3, 1999
               between MLI and Internet (incorporated by reference to
               Exhibit 4 of IXC Communications, Inc.'s Amendment No. 2 to
               Form 13D dated June 25, 1999 and filed with the Commission on June 29, 1999).
    10.37      Confirmation of OTC Transaction dated as of July 6, 1999
               between MLI and Internet (incorporated by reference to
               Exhibit 1 of IXC Communications, Inc.'s Amendment No. 4 to
               Form 13D dated July 31, 1999 and filed with the Commission on August 5, 1999).
    10.38*+    IXC Communications, Inc. Stock Appreciation Rights Plan
               dated as of April 8, 1999.
    27.1+      Financial Data Schedule.

---------------
* Management contract or executive compensation plan or arrangement required to be indicated as such and filed as an exhibit pursuant to applicable rules of the Commission.

+ Filed herewith.

(b) Reports on Form 8-K.

     (1) Form 8-K dated April 12, 1999 and filed with the Commission on April 14, 1999 with respect to a press release announcing an agreement with Electric Lightwave Inc.

     (2) Form 8-K dated May 10, 1999 and filed with the Commission on May 17, 1999 with respect to a press release announcing our acquisition of the entities doing business as Coastal Telephone Company.

     (3) Form 8-K dated May 11, 1999 and filed with the Commission on May 17, 1999 with respect to a press release announcing our results of operations for the quarter ending March 31, 1999.

     (4) Form 8-K dated May 28, 1999 and filed with the Commission on June 2, 1999 with respect to a press release announcing the appointment of John
         M. Zrno as President and Chief Executive Officer of

IXC Communications, Inc. and a press release announcing the election of John M. Zrno as a member of the Board of Directors of IXC Communications, Inc.

     (5) Form 8-K dated June 17, 1999 and filed with the Commission on June 29, 1999 with respect to two Schedules 13D filed with the Commission relating to the common stock of PSINet Inc.

     (6) Form 8-K dated July 21, 1999 and filed with the Commission on July 21, 1999 with respect to a press release announcing the agreement between IXC Communications, Inc. and Cincinnati Bell, Inc. to an Agreement and Plan of Merger and a press release reporting on IXC Communications, Inc.'s anticipated results of operations for the fiscal quarter ending July 31, 1999.

     (7) Form 8-K dated August 3, 1999 and filed with the Commission on August 4, 1999 with respect to a press release announcing IXC Communications, Inc.'s results of operations for the fiscal quarter ended July 31, 1999.

     (8) Form 8-K dated August 6, 1999 and filed with the Commission on August 9, 1999 with respect to two Schedules 13D filed with the Commission relating to the common stock of PSINet Inc.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                          IXC COMMUNICATIONS, INC.

                                          By:         /s/ STANLEY W. KATZ

                                            ------------------------------------
                                                      Stanley W. Katz
                                                  Chief Financial Officer

Dated: August 16, 1999

                                 EXHIBIT INDEX

    EXHIBIT
     NUMBER                            DESCRIPTION
    -------                            -----------
     2.1       Agreement and Plan of Merger dated as of July 20, 1999,
               among Cincinnati Bell, Inc., IXC Communications, Inc. and
               Ivory Merger Inc. (incorporated by reference to Exhibit 2.1 of Cincinnati Bell, Inc.'s Form 8-K dated July 22, 1999 and filed with the Commission on July 23, 1999).
     3.1+      Restated Certificate of Incorporation of IXC Communications,
               Inc., as amended.
     3.2       Bylaws of IXC Communications, Inc., as amended (incorporated by reference to Exhibit 3.2 of the IXC Communications,
               Inc.'s Quarterly Report on Form 10-Q for the quarter ended
               September 30, 1997 filed with the Commission on November 14,
               1997).
     4.1       Indenture dated as of October 5, 1995, by and among IXC
               Communications, Inc., on its behalf and as
               successor-in-interest to I-Link Holdings, Inc. and IXC
               Carrier Group, Inc., each of IXC Carrier, Inc., on its
               behalf and as successor-in-interest to I-Link, Inc., CTI
               Investments, Inc., Texas Microwave Inc. and WTM Microwave
               Inc., Atlantic States Microwave Transmission Company,Central
               States Microwave Transmission Company, Telcom Engineering,
               Inc., on its behalf and as successor-in-interest to SWTT
               Company and Microwave Network, Inc., Tower Communication
               Systems Corp., West Texas Microwave Company, Western States
               Microwave Transmission Company, Rio Grande Transmission,
               Inc., IXC Long Distance, Inc., Link Net International, Inc.
               (collectively, the "Guarantors"), and IBJ Schroder Bank &
               Trust Company, as Trustee (the "Trustee"), with respect to the 12 1/2% Series A and Series B Senior Notes due 2005
               (incorporated by reference to Exhibit 4.1 of IXC
               Communications, Inc.'s and each of the Guarantor's
               Registration Statement on Form S-4 filed with the Commission on April 1, 1996 (File No. 333-2936) (the "S-4")).
     4.2       Form of 12 1/2% Series A Senior Notes due 2005 (incorporated by reference to Exhibit 4.6 of the S-4).
     4.3       Form of 12 1/2% Series B Senior Notes due 2005 and
               Subsidiary Guarantee (incorporated by reference to Exhibit
               4.8 of IXC Communications, Inc.'s Amendment No. 1 to
               Registration Statement on Form S-1 filed with the Commission on June 13, 1996 (File No. 333-4061) (the "S-1 Amendment")).
     4.4       Amendment No. 1 to Indenture and Subsidiary Guarantee dated as of June 4, 1996, by and among IXC Communications, Inc., the Guarantors and the Trustee (incorporated by reference to
               Exhibit 4.11 of the S-1 Amendment).
     4.5       Purchase Agreement dated as of March 25, 1997, by and among
               IXC Communications, Inc., Credit Suisse First Boston
               Corporation ("CS First Boston") and Dillon Read & Co. Inc.
               ("Dillon Read") (incorporated by reference to Exhibit 4.12 of IXC Communications, Inc.'s Quarterly Report on Form 10-Q
               for the quarter ended June 30, 1997, filed with the
               Commission on May 15, 1997 (the "June 30, 1997 10-Q")).
     4.6       Registration Rights Agreement dated as of March 25, 1997, by and among IXC Communications, Inc., CS First Boston and
               Dillon Read (incorporated by reference to Exhibit 4.13 of
               the June 30, 1997 10-Q).
     4.7       Amendment to Registration Rights Agreement dated as of March
               25, 1997, by and between IXC Communications, Inc. and
               Trustees of General Electric Pension Trust (incorporated by reference to Exhibit 4.14 of the June 30, 1997 10-Q).
     4.8       Registration Rights Agreement dated as of July 8, 1997,
               among IXC Communications, Inc. and each of William G. Rodi,
               Gordon Hutchins, Jr. and William F. Linsmeier (incorporated by reference to Exhibit 4.15 of IXC Communications, Inc.'s
               Quarterly Report on Form 10-Q for the quarter ended June 30,
               1997, as filed with the Commission on August 6, 1997 (the
               "June 30, 1997 10-Q")).

    EXHIBIT
     NUMBER                            DESCRIPTION
    -------                            -----------
     4.9       Registration Rights Agreement dated as of July 8, 1997,
               among IXC Communications, Inc. and each of William G. Rodi,
               Gordon Hutchins, Jr. and William F. Linsmeier (incorporated by reference to Exhibit 4.16 of the June 30, 1997 10-Q).
     4.10      Indenture dated as of August 15, 1997, between IXC
               Communications, Inc. and The Bank of New York (incorporated by reference to Exhibit 4.2 of IXC Communications, Inc.'s
               Current Report on Form 8-K dated August 20, 1997, and filed with the Commission on August 28, 1997 (the "8-K")).
     4.11      First Supplemental Indenture dated as of October 23, 1997, among IXC Communications, Inc., the Guarantors, IXC
               International, Inc. and IBJ Schroder Bank & Trust Company
               (incorporated by reference to Exhibit 4.13 of IXC
               Communications, Inc.'s Annual Report on Form 10-K for the
               year ended December 31, 1997, and filed with the Commission on March 16, 1998 (the "1997 10-K")).
     4.12      Second Supplemental Indenture dated as of December 22, 1997, among IXC Communications, Inc., the Guarantors, IXC Internet
               Services, Inc., IXC International, Inc. and IBJ Schroder
               Bank & Trust Company (incorporated by reference to Exhibit
               4.14 of the 1997 10-K).
     4.13      Third Supplemental Indenture dated as of January 6, 1998,
               among IXC Communications, Inc., the Guarantors, IXC Internet
               Services, Inc., IXC International, Inc. and IBJ Schroder
               Bank & Trust Company (incorporated by reference to Exhibit
               4.15 of the 1997 10-K).
     4.14      Fourth Supplemental Indenture dated as of April 3, 1998,
               among IXC Communications, Inc., the Guarantors, IXC Internet
               Services, Inc., IXC International, Inc., and IBJ Schroder
               Bank & Trust Company (incorporated by reference to Exhibit
               4.15 of IXC Communications, Inc.'s Registration Statement on
               Form S-3 filed with the Commission on May 12, 1998 (File No.
               333-52433)).
     4.15      Purchase Agreement dated as of March 25, 1998, among IXC
               Communications, Inc., Goldman Sachs & Co. ("Goldman"), CS
               First Boston, Merrill Lynch, Pierce, Fenner & Smith
               Incorporated ("Merrill") and Morgan Stanley & Co.
               Incorporated ("Morgan Stanley") (incorporated by reference to Exhibit 4.1 IXC Communications, Inc.'s Current Report on
               Form 8-K dated March 30, 1998, and filed with the Commission on April 7, 1998 (the "April 7, 1998 8-K")).
     4.16      Registration Rights Agreement dated as of March 30, 1998,
               among IXC Communications, Inc., Goldman, CS First Boston,
               Merrill and Morgan Stanley (incorporated by reference to
               Exhibit 4.2 of the April 7, 1998 8-K).
     4.17      Deposit Agreement dated as of March 30, 1998, between IXC
               Communications, Inc. and BankBoston N.A. (incorporated by
               reference from Exhibit 4.3 of the April 7, 1998 8-K).
     4.18      Purchase Agreement dated as of April 16, 1998, by and among
               IXC Communications, Inc., CS First Boston, Merrill, Morgan
               Stanley and Nationsbanc Montgomery Securities LLC
               (incorporated by reference to Exhibit 4.1 of IXC
               Communications, Inc.'s Current Report on Form 8-K dated
               April 21, 1998, and filed with the Commission on April 22,
               1998 (the "April 22, 1998 8-K").
     4.19      Registration Rights Agreement dated as of April 16, 1998, by and among IXC Communications, Inc., Credit Suisse First
               Boston Corporation, Merrill, Morgan Stanley and Nationsbanc
               Montgomery Securities LLC (incorporated by reference to
               Exhibit 4.2 of the April 22, 1998 8-K).
     4.20      Indenture dated as of April 21, 1998, between IXC
               Communications, Inc. and IBJ Schroder Bank & Trust Company,
               as Trustee (incorporated by reference to Exhibit 4.3 of the
               April 22, 1998 8-K).

    EXHIBIT
     NUMBER                            DESCRIPTION
    -------                            -----------
     4.21      Rights Agreement dated as of September 9, 1998, between IXC
               Communications, Inc. and U.S. Stock Transfer Corporation
               (incorporated by reference to Exhibit 4.1 of IXC
               Communications, Inc.'s Form 8-K dated September 8, 1998 and filed with Commission on September 11, 1998).
     4.22+     Amendment No. 1 to Rights Agreement dated July 20, 1999, by and between IXC Communications, Inc. and U.S. Stock Transfer
               Corporation.
     4.23      Form of Registration Rights Agreement among IXC
               Communications, Inc. and the Coastal selling stockholders
               (incorporated by reference to Exhibit 4.22 of IXC
               Communications, Inc.'s Form S-3 dated April 14, 1999 and
               filed with the Commission on April 15, 1999 (File No.
               333-76349)).
     4.24      Form of Warrant for each of the Coastal selling stockholders
               (incorporated by reference to Exhibit 4.23 of IXC
               Communications, Inc.'s Form S-3 dated April 14, 1999 and
               filed with the Commission on April 15, 1999 (File No.
               333-76349)).
    10.1       Office Lease dated as of June 21, 1989 with USAA Real Estate
               Company, as amended (incorporated by reference to Exhibit
               10.1 of the S-4).
    10.2       Equipment Lease dated as of December 1, 1994, by and between
               DSC Finance Corporation and Switched Services
               Communications, L.L.C.; Assignment Agreement dated as of
               December 1, 1994, by and between Switched Services
               Communications, L.L.C. and DSC Finance Corporation; and
               Guaranty dated December 1, 1994, made in favor of DSC
               Finance Corporation by IXC Communications, Inc.
               (incorporated by reference to Exhibit 10.2 of the S-4).
    10.3       Amended and Restated 1994 Stock Plan of IXC Communications,
               Inc., as amended (incorporated by reference to Exhibit 10.3 of the June 30, 1997 10-Q).
    10.4*      Form of Non-Qualified Stock Option Agreement under the 1994
               Stock Plan of IXC Communications, Inc. (incorporated by
               reference to Exhibit 10.4 of the S-4).
    10.5       Amended and Restated Development Agreement by and between
               Intertech Management Group, Inc. and IXC Long Distance, Inc.
               (incorporated by reference to Exhibit 10.7 of IXC
               Communications, Inc.'s and the Guarantors' Amendment No. 1
               to Registration Statement on Form S-4 filed with the
               Commission on May 20, 1996 (File No. 333-2936) ("Amendment
               No. 1 to S-4")).
    10.6       Third Amended and Restated Service Agreement dated as of
               April 16, 1998, among IXC Long Distance, Inc., IXC Carrier,
               Inc., IXC Broadband, Inc. and Excel Telecommunications, Inc.
               (incorporated by reference to Exhibit 10.6 of IXC
               Communications, Inc.'s Quarterly Report on Form 10-Q for the
               quarter ended June 30, 1998, filed with the Commission on
               May 15, 1998 (the "June 30, 1998 10-Q")).
    10.7       Equipment Purchase Agreement dated as of January 16, 1996, by and between Siecor Corporation and IXC Carrier, Inc.
               (incorporated by reference to Exhibit 10.9 of the S-4).
    10.8*      1996 Stock Plan of IXC Communications, Inc., as amended
               (incorporated by reference to Exhibit 10.10 of the IXC
               Communications, Inc. Annual Report on Form 10-K for the year ended December 31, 1996 and filed with the Commission on
               March 28, 1997 (the "1996 10-K")).
    10.9       IRU Agreement dated as of November 1995 between WorldCom,
               Inc. and IXC Carrier, Inc. (incorporated by reference to
               Exhibit 10.11 of Amendment No. 1 to the S-4).
    10.10*     IXC Communications, Inc. Outside Directors' Phantom Stock
               Plan 1998 Restatement (incorporated by reference to Exhibit
               10.10 of the IXC Communications, Inc.'s Quarterly Report
               Form 10-Q for the quarter ended September 30, 1998 filed
               with the Commission on November 16, 1998).

    EXHIBIT
     NUMBER                            DESCRIPTION
    -------                            -----------
    10.11      Business Consultant and Management Agreement dated as of
               March 1, 1998, by and between IXC Communications, Inc. and
               Culp Communications Associates (incorporated by reference to
               Exhibit 10.11 of the June 30, 1998 10-Q).
    10.12      Employment Agreement dated as of December 28, 1995, by and between IXC Communications, Inc. and James F. Guthrie
               (incorporated by reference to Exhibit 10.14 of the S-1
               Amendment).
    10.13*     Special Stock Plan of IXC Communications, Inc. (incorporated by reference to Exhibit 10.16 of the 1996 10-K).
    10.14      Lease dated as of June 4, 1997, between IXC Communications,
               Inc. and Carramerca Realty, L.P. (incorporated by reference to Exhibit 10.17 of the June 30, 1997 10-Q).
    10.15      Loan and Security Agreement dated as of July 18, 1997, among
               IXC Communications, Inc., IXC Carrier, Inc. and NTFC Capital
               Corporation ("NTFC") (incorporated by reference to Exhibit
               10.18 of the June 30, 1997 10-Q).
    10.16      IRU and Stock Purchase Agreement dated as of July 22, 1997, between IXC Internet Services, Inc. and PSINet Inc.
               (incorporated by reference to Exhibit 10.19 of IXC
               Communications, Inc.'s Amendment No. 1 to Form 10-Q/A for
               the quarter ended September 30, 1997 filed with the
               Commission on December 12, 1997 (the "September 30, 1997
               10-Q/A")).
    10.17      Joint Marketing and Services Agreement dated as of July 22,
               1997, between IXC Internet Services, Inc. and PSINet Inc.
               (incorporated by reference to Exhibit 10.20 of the September
               30, 1997 10-Q/A).
    10.18      Employment Agreement dated as of September 9, 1997, between
               Benjamin L. Scott and IXC Communications, Inc. (incorporated by reference to Exhibit 10.21 of IXC Communication Inc.'s
               Amendment No. 1 to Registration Statement on S-4 filed with the Commission on December 15, 1997 (File No. 333-37157)
               ("Amendment No. 1 to the EPS S-4")).
    10.19*     IXC Communications, Inc. 1997 Special Executive Stock Plan
               (incorporated by reference to Exhibit 10.22 of Amendment No.
               1 to the EPS S-4).
    10.20      First Amendment to Loan and Security Agreement dated as of
               December 23, 1997, among IXC Communications, Inc., IXC
               Carrier, Inc., NTFC and Export Development Corporation
               ("EDC") (incorporated by reference to Exhibit 10.21 of the
               1997 10-K).
    10.21      Second Amendment to Loan and Security Agreement dated as of
               January 21, 1998, among IXC Communications, Inc., IXC
               Carrier, Inc., NTFC and EDC (incorporated by reference to
               Exhibit 10.22 of the 1997 10-K).
    10.22*+    IXC Communications, Inc. 1998 Stock Plan, as amended.
    10.23+     First Amended and Restated Credit Agreement dated as of June
               29, 1999, among IXC Communications Services, Inc., the
               Lenders (as defined therein), NationsBank, N.A., as a Lender and Administrative Agent, and Credit Suisse First Boston, TD
               Securities(USA), Inc. and Export Development Corporation,
               each as a Lender and Co-Syndication Agents.
    10.24*+    Employment Agreement dated April 8, 1999, by and between IXC
               Communications, Inc. and Valerie G. Walden.
    10.25*+    Employment Agreement dated April 26, 1999, by and between
               IXC Communications, Inc. and James F. Guthrie.
    10.26*+    Employment Agreement dated May 27, 1999, by and between IXC
               Communications, Inc. and John M. Zrno.
    10.27*+    Contract for Services dated June 28, 1999, by and between
               IXC Communications, Inc. and American Business Development
               Corp.

    EXHIBIT
     NUMBER                            DESCRIPTION
    -------                            -----------
    10.28      Stockholders Agreement dated as of July 20, 1999, among
               Cincinnati Bell, Inc., Richard D. Irwin and Ralph J. Swett
               (incorporated by reference to Exhibit 99.1 of Cincinnati
               Bell, Inc.'s Form 8-K dated July 22, 1999 and filed with the
               Commission on July 23, 1999).
    10.29      Stockholder Agreement dated as of July 20, 1999, between
               Cincinnati Bell, Inc. and General Electric Pension Trust
               (incorporated by reference to Exhibit 99.2 of Cincinnati
               Bell, Inc.'s Form 8-K dated July 22, 1999 and filed with the
               Commission on July 23, 1999).
    10.30      Stock Option Agreement dated as of July 20, 1999, between
               IXC Communications, Inc. and Cincinnati Bell, Inc.
               (incorporated by reference to Exhibit 99.3 of Cincinnati
               Bell, Inc.'s Form 8-K dated July 22, 1999 and filed with the
               Commission on July 23, 1999).
    10.31      Stock Option Agreement dated as of July 20, 1999, between
               Cincinnati Bell, Inc. and IXC Communications, Inc.
               (incorporated by reference to Exhibit 99.4 of Cincinnati
               Bell, Inc.'s Form 8-K dated July 22, 1999 and filed with the
               Commission on July 23, 1999).
    10.32      Stock Purchase Agreement dated July 20, 1999, by and among
               Cincinnati Bell, Inc. and General Electric Pension Trust
               (incorporated by reference to Exhibit 4 of Cincinnati Bell,
               Inc.'s Form 13D dated July 29, 1999 and filed with the
               Commission on July 29, 1999).
    10.33      Joint Reporting Agreement dated June 15, 1999 among the
               Filing Persons (incorporated by reference to Exhibit 1 of
               IXC Communications, Inc.'s Amendment No. 1 to Form 13D dated
               June 15, 1999 and filed with the Commission on June 17,
               1999).
    10.34      Master Agreement dated as of June 2, 1999 between Merrill
               Lynch International ("MLI") and IXC Internet Services, Inc.
               ("Internet") (incorporated by reference to Exhibit 2 of IXC
               Communications, Inc.'s Amendment No. 1 to Form 13D dated
               June 15, 1999 and filed with the Commission on June 17,
               1999).
    10.35      Securities Loan Agreement dated as of June 2, 1999 between
               MLI and Internet (incorporated by reference to Exhibit 3 of
               IXC Communications, Inc.'s Amendment No. 1 to Form 13D dated
               June 15, 1999 and filed with the Commission on June 17,
               1999).
    10.36      Confirmation of OTC Transaction dated as of June 3, 1999
               between MLI and Internet (incorporated by reference to
               Exhibit 4 of IXC Communications, Inc.'s Amendment No. 2 to
               Form 13D dated June 25, 1999 and filed with the Commission on June 29, 1999).
    10.37      Confirmation of OTC Transaction dated as of July 6, 1999
               between MLI and Internet (incorporated by reference to
               Exhibit 1 of IXC Communications, Inc.'s Amendment No. 4 to
               Form 13D dated July 31, 1999 and filed with the Commission on August 5, 1999).
    10.38*+    IXC Communications, Inc. Stock Appreciation Rights Plan
               dated as of April 8, 1999.
    27.1+      Financial Data Schedule.

---------------
* Management contract or executive compensation plan or arrangement required to be indicated as such and filed as an exhibit pursuant to applicable rules of the Commission.

+ Filed herewith.