Form 10-K/A
period 1998-12-31
IXC COMMUNICATIONS INC
filed 1999-08-24
CIK 1009532

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------
                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                            ------------------------

                                   FORM 10-K
                               (Amendment No. 1)

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

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

     This Amendment No. 1 to the Annual Report on Form 10-K is being filed to amend certain information contained in the Annual Report on Form 10-K for the fiscal year ended December 31, 1998 for IXC Communications, Inc., that was filed with the Securities and Exchange Commission on March 31, 1999, to correct an inadvertent error on the Independent Auditors' Report by Deloitte & Touche LLP.

     IXC Communications, Inc. hereby amends the information contained on the Independent Auditors' Report for Deloitte & Touche LLP contained under Item 14 (Exhibits, Financial Statements Schedules, and Reports on Form 8-K), contained in Part IV of the Form 10-K for the fiscal year ended December 31, 1998, as set forth below:

                          INDEPENDENT AUDITORS' REPORT

Board of Directors
National Teleservice, Incorporated
Winona, Minnesota

     We have audited the accompanying consolidated balance sheets of National Teleservice, Inc. (the Company) as of March 31, 1997 and the related consolidated statements of income, shareholders' equity, and cash flows for the year ended March 31, 1997, not separately presented herein. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

     We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

     In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of National Teleservice, Inc. at March 31, 1997, and the results of its operations and its cash flows for the year then ended in conformity with generally accepted accounting principles.


                                          /s/ DELOITTE & TOUCHE LLP

Minneapolis, Minnesota
July 28, 1997

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this amendment to the report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                          IXC COMMUNICATIONS, INC.

                                          By:     /s/ JEFFREY C. SMITH
                                            ------------------------------------
                                                      Jeffrey C. Smith
                                                Senior Vice President, Chief
                                                   Administrative Officer,
                                                General Counsel and Secretary

Dated: August 20, 1999

     Pursuant to the requirements of the Securities Exchange Act of 1934, this amendment to the report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

                      SIGNATURE                                     TITLE                    DATE
                      ---------                                     -----                    ----
                /s/ JOHN M. ZRNO                          President, Chief Executive    August 20, 1999
-----------------------------------------------------        Officer and Director
                    John M. Zrno


                         *                                        Director              August 20, 1999
-----------------------------------------------------
                   Ralph J. Swett

              /s/ STANLEY W. KATZ                          Chief Financial Officer      August 20, 1999
-----------------------------------------------------     (Principal Financial and
                  Stanley W. Katz                           Accounting Officer)

                         *                                  Chairman of the Board       August 20, 1999
-----------------------------------------------------
                  Richard D. Irwin

                         *                                        Director              August 20, 1999
-----------------------------------------------------
                   Wolfe H. Bragin

                         *                                        Director              August 20, 1999
-----------------------------------------------------
                  Carl W. McKinzie

                         *                                        Director              August 20, 1999
-----------------------------------------------------
                 Phillip L. Williams

                         *                                        Director              August 20, 1999
-----------------------------------------------------
                     Joe C. Culp

*By: /s/ JEFFREY C. SMITH
     ------------------------------------------------
     Jeffrey C. Smith
     Attorney-in-fact

                                 EXHIBIT INDEX


            EXHIBIT
            NUMBER              DESCRIPTION
            -------             -----------

             23.3               Consent of Deloitte & Touche LLP