Form 10-Q
period 1999-09-30
IXC COMMUNICATIONS INC
filed 1999-11-15
CIK 1009532

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

               FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 1999

                                       OR

      [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

         FOR THE TRANSITION PERIOD FROM ____________ TO ____________ .

                         COMMISSION FILE NUMBER 0-20803

                            ------------------------

                            IXC COMMUNICATIONS, INC.
             -----------------------------------------------------
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

                            ------------------------

                DELAWARE                                      75-2644120
    -------------------------------                      -------------------
    (STATE OR OTHER JURISDICTION OF                       (I.R.S. EMPLOYER
     INCORPORATION OR ORGANIZATION)                      IDENTIFICATION NO.)

  1122 CAPITAL OF TEXAS HIGHWAY SOUTH,
             AUSTIN, TEXAS                                    78746-6426
----------------------------------------                      ----------
(ADDRESS OF PRINCIPAL EXECUTIVE OFFICES)                      (ZIP CODE)

      (REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE): (512) 328-1112

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

     The number of shares of Common Stock, $.01 par value, outstanding (the only class of common stock of the Company outstanding) was 38,215,811 on November 9, 1999.

================================================================================

                   IXC COMMUNICATIONS, INC. AND SUBSIDIARIES

                              REPORT ON FORM 10-Q
                    FOR THE QUARTER ENDED SEPTEMBER 30, 1999

                               TABLE OF CONTENTS

                                                                          PAGE
                                                                          ----
                    PART I. FINANCIAL INFORMATION
Item 1.   Condensed Consolidated Financial Statements (Unaudited)
          Condensed Consolidated Balance Sheets as of September 30,
            1999 and December 31, 1998................................      3
          Condensed Consolidated Statements of Operations for the
            Three and Nine Months Ended September 30, 1999 and 1998...      4
          Condensed Consolidated Statements of Cash Flows for the Nine
            Months Ended September 30, 1999 and 1998..................      5
          Notes to Condensed Consolidated Financial Statements........      6
Item 2.   Management's Discussion and Analysis of Financial Condition
            and Results of Operations.................................     13
Item 3.   Quantitative and Qualitative Disclosures About Market
            Risk......................................................     18

                      PART II. OTHER INFORMATION
Item 1.   Legal Proceedings...........................................     19
Item 2.   Changes in Securities and Use of Proceeds...................     19
Item 3.   Defaults Upon Senior Securities.............................     19
Item 4.   Submission of Matters to a Vote of Security Holders.........     19
Item 5.   Other Information...........................................     20
Item 6.   Exhibits and Reports on Form 8-K............................     20

SIGNATURES............................................................     24

                            IXC COMMUNICATIONS, INC.

                     CONDENSED CONSOLIDATED BALANCE SHEETS
           (DOLLARS IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)

                                                                  AS OF           AS OF
                                                              SEPTEMBER 30,    DECEMBER 31,
                                                                  1999             1998
                           ASSETS                             -------------    ------------
                                                               (UNAUDITED)
Cash and cash equivalents...................................   $  147,576       $  264,826
Accounts and other receivables, net of allowance for
doubtful accounts of $43,780 at September 30, 1999 and
$16,664 at December 31, 1998................................       86,481          107,558
Current portion of notes receivable.........................           --           63,748
Note receivable from Westel.................................           --            9,421
Other current assets........................................       17,846           10,965
                                                               ----------       ----------
         Total current assets...............................      251,903          456,518
Property and equipment......................................    1,733,312        1,193,655
Less: accumulated depreciation..............................     (313,095)        (209,979)
                                                               ----------       ----------
         Property and equipment, net........................    1,420,217          983,676
Non-current marketable securities...........................      372,954          219,880
Investments in unconsolidated subsidiaries..................        6,071            9,505
Deferred charges and other non-current assets, net..........      168,386           78,658
                                                               ----------       ----------
         Total assets.......................................   $2,219,531       $1,748,237
                                                               ==========       ==========

             LIABILITIES, REDEEMABLE PREFERRED STOCK AND STOCKHOLDERS' DEFICIT
Current portion of long-term debt and capital lease
  obligations...............................................   $  162,332       $   13,984
Accounts payable trade......................................      157,952           33,558
Accrued service cost........................................       36,131           43,177
Accrued liabilities.........................................      124,424           72,307
Current portion of unearned revenue.........................       52,224           33,640
                                                               ----------       ----------
         Total current liabilities..........................      533,063          196,666
Long-term debt and capital lease obligations, less current
  portion...................................................      813,735          679,016
Unearned revenue -- noncurrent..............................      557,457          488,395
Other noncurrent liabilities................................       55,821            8,848
7 1/4% Junior Convertible Preferred Stock; $.01 par value;
  3,000,000 shares of all classes of Preferred Stock
  authorized; 1,074,500 shares issued and outstanding at
  September 30, 1999 and December 31, 1998 (aggregate
  liquidation preference of $107,450 at September 30,
  1999).....................................................      103,965          103,623
12 1/2% Junior Exchangeable Preferred Stock; $.01 par value;
  3,000,000 shares of all classes of Preferred Stock
  authorized; 383,232 and 349,434 shares issued and
  outstanding at September 30, 1999 and December 31, 1998
  (aggregate liquidation preference of $389,207 at September
  30, 1999 including accrued dividends of $5,898)...........      379,308          344,235
Stockholders' deficit:
  6 3/4% Cumulative Convertible Preferred Stock, $.01 par
    value; 3,000,000 shares of all classes of Preferred
    Stock authorized; 155,250 shares issued and outstanding
    at September 30, 1999 and December 31, 1998 (aggregate
    liquidation preference of $155,250 at September 30,
    1999)...................................................            2                2
  Common Stock, $.01 par value; 300,000,000 shares
    authorized; 37,580,106 and 36,409,709 shares issued and
    outstanding at September 30, 1999 and December 31, 1998,
    respectively............................................          376              364
Additional paid-in capital..................................      238,276          253,429
Unrealized gain on marketable securities....................       89,351               --
Accumulated deficit.........................................     (551,823)        (326,341)
                                                               ----------       ----------
         Total stockholders' deficit........................     (223,818)         (72,546)
                                                               ----------       ----------
         Total liabilities, redeemable preferred stock and
           stockholders' deficit............................   $2,219,531       $1,748,237
                                                               ==========       ==========

                            See accompanying notes.

                            IXC COMMUNICATIONS, INC.

                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                 (AMOUNTS IN THOUSANDS, EXCEPT PER SHARE DATA)
                                  (UNAUDITED)

                                                         THREE MONTHS            NINE MONTHS
                                                     ENDED SEPTEMBER 30,     ENDED SEPTEMBER 30,
                                                     --------------------   ---------------------
                                                       1999        1998       1999        1998
                                                     ---------   --------   ---------   ---------
Net operating revenue:
Private line service...............................  $  76,073   $ 61,908   $ 220,506   $ 154,480
  Long distance switched services..................     77,535    110,741     230,180     330,010
  Data and Internet services.......................      5,556      3,631      16,084       5,308
  Other............................................     10,963      8,989      22,607       8,989
                                                     ---------   --------   ---------   ---------
                                                       170,127    185,269     489,377     498,787
Operating expenses:
  Cost of services.................................    106,360    109,984     319,453     325,526
  Operations and administration....................     66,318     40,094     179,075      99,422
  Restructuring charges............................      6,744         --      32,570          --
  Depreciation and amortization....................     50,651     34,801     126,494      77,589
  Merger and other infrequent costs................      1,078        444       1,223       8,089
                                                     ---------   --------   ---------   ---------
     Operating loss................................    (61,024)       (54)   (169,438)    (11,839)
Interest income....................................      1,039      2,159       8,702       7,080
Interest expense...................................    (10,536)    (7,580)    (30,645)    (22,421)
Equity loss from unconsolidated subsidiaries.......     (3,066)    (8,307)    (19,048)    (30,326)
Other income (expense).............................         (4)       181     (12,729)        357
                                                     ---------   --------   ---------   ---------
Loss before provision for income taxes and minority
  interest.........................................    (73,591)   (13,601)   (223,158)    (57,149)
Benefit (provision) for income taxes...............      4,493     (1,647)     (1,818)     (8,266)
Minority interest..................................         --       (216)       (509)       (641)
                                                     ---------   --------   ---------   ---------
Loss before extraordinary item.....................    (69,098)   (15,464)   (225,485)    (66,056)
                                                     ---------   --------   ---------   ---------
Extraordinary gain (loss), net.....................         --        163          --     (69,647)
                                                     ---------   --------   ---------   ---------
Net loss...........................................    (69,098)   (15,301)   (225,485)   (135,703)
                                                     ---------   --------   ---------   ---------
Dividends applicable to preferred stock............    (16,729)   (15,341)    (49,119)    (42,548)
                                                     ---------   --------   ---------   ---------
Net loss applicable to common stockholders.........    (85,827)   (30,642)   (274,604)   (178,251)
                                                     ---------   --------   ---------   ---------
Other comprehensive income:
Change in unrealized gain on marketable securities
  net of tax of ($27,860) and $48,112..............    (51,740)        --      89,351          --
                                                     ---------   --------   ---------   ---------
Comprehensive loss.................................  $(137,567)  $(30,462)  $(185,253)  $(178,251)
                                                     =========   ========   =========   =========
Basic and diluted loss per share:
  Before extraordinary item........................  $   (2.29)  $  (0.86)  $   (7.43)  $   (3.03)
  Extraordinary item...............................         --       0.01          --       (1.95)
                                                     ---------   --------   ---------   ---------
  Net loss.........................................  $   (2.29)  $  (0.85)  $   (7.43)  $   (4.98)
                                                     =========   ========   =========   =========
Weighted average shares outstanding................     37,470     36,014      36,942      35,774
                                                     =========   ========   =========   =========

                            See accompanying notes.

                            IXC COMMUNICATIONS, INC.

                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (DOLLARS IN THOUSANDS)
                                  (UNAUDITED)

                                                               FOR THE NINE MONTHS
                                                               ENDED SEPTEMBER 30,
                                                              ----------------------
                                                                1999         1998
                                                              ---------    ---------
Net cash provided by operating activities...................  $ 140,165    $ 127,876
                                                              ---------    ---------
Investing activities:
  Capital Expenditures......................................   (449,691)    (336,609)
  Proceeds from collection of notes receivable..............        750        2,025
  Acquisitions, net of cash acquired and stock issued.......    (73,324)     (22,699)
  Proceeds from sale of property and equipment..............       (264)          --
  Investments in unconsolidated subsidiaries................     (6,220)     (26,885)
                                                              ---------    ---------
Net cash used in investing activities.......................   (528,749)    (384,168)
                                                              ---------    ---------
Financing activities:
  Proceeds from sale of 9% Senior Notes.....................         --      450,000
  Proceeds from sale of 6  3/4% Cumulative Convertible
     Preferred Stock........................................         --      147,213
  Proceeds from issuance of debt and capital lease
     obligations............................................    288,907       14,022
  Principal payments on debt and capital lease
     obligations............................................    (15,840)    (349,361)
  Redemption of 10% Junior Series 3 Cumulative Preferred
     Stock..................................................         --         (708)
  Stock option exercises....................................      6,731        3,445
  Payment of dividends on preferred stock...................     (8,464)      (6,544)
  Other financing activities................................         --      (14,438)
                                                              ---------    ---------
Net cash provided by financing activities...................    271,334      243,629
                                                              ---------    ---------
Effect of differing year-ends from merged entities..........         --       (1,502)
                                                              ---------    ---------
Net decrease in cash and cash equivalents...................   (117,250)     (14,165)
Cash and cash equivalents at beginning of period............    264,826      155,855
                                                              ---------    ---------
Cash and cash equivalents at end of period..................  $ 147,576    $ 141,690
                                                              =========    =========
Supplemental Disclosure of cash flow information:
  Cash paid for:
     Interest...............................................  $   5,943    $  ??????
                                                              =========    =========
     Taxes..................................................  $            $  ??????
                                                              =========    =========

                            See accompanying notes.

                   IXC COMMUNICATIONS, INC. AND SUBSIDIARIES

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  (UNAUDITED)

 1. BASIS OF PRESENTATION AND SIGNIFICANT ACCOUNTING POLICIES

     The accompanying unaudited condensed consolidated financial statements of IXC Communications, Inc. and its subsidiaries ("the Company") have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and notes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation for the periods indicated have been included. Operating results for the three and nine month periods ended September 30, 1999 are not necessarily indicative of the results that may be expected for the year ended December 31, 1999. The accompanying unaudited condensed consolidated financial statements have been restated for 1998 to include the operations of Eclipse Telecommunications, Inc., formerly Network Long Distance, Inc. ("Eclipse"), which was acquired on June 3, 1998 in a transaction accounted for as a pooling of interests. The condensed consolidated balance sheet at December 31, 1998 has been derived from the Company's audited financial statements but does not include all of the information and notes required by generally accepted accounting principles for complete financial statements. The accompanying financial statements should be read in conjunction with the Company's audited consolidated financial statements and notes thereto for the year ended December 31, 1998. Certain amounts shown in the Company's 1998 financial statements have been reclassified to conform to the 1999 presentation.

 2. ACQUISITIONS

     On May 10, 1999, the Company acquired Coastal Telecom Limited Company, and other related companies under common control ("Coastal"). Coastal is a retail long distance reseller. The acquisition of Coastal was accounted for as a purchase and was effective as of May 10, 1999. The purchase price amounted to approximately $110.1 million and was comprised of $73.2 million of cash, $10.0 million of notes payable, $25.0 million of the Company's common stock, and warrants to purchase 75,000 shares of the Company's common stock. Goodwill from this acquisition totaled $ 103.3 million and is being amortized over a period of 7 years.

     On November 9, 1999 the Company completed a merger with Cincinnati Bell Inc. ("CBI"), a diversified telecommunications company headquartered in Cincinnati, Ohio. For further discussion of this matter, see Note 10 of the condensed consolidated financial statements.

 3. MARKETABLE SECURITIES

  PSINet Investment

     The Company owns approximately 10.2 million shares of common stock of PSINet, Inc. ("PSINet"). This investment had a fair market value of approximately $368.0 million as of September 30, 1999. Of the total fair value, $240.0 million was recorded as unearned revenue because it represented the sale to PSINet of an agreement for an indefeasible right to use ("IRU") capacity on the Company's network. The remaining fair value, net of tax, was reported as unrealized gain on marketable securities because the PSINet investment is "available-for-sale" as defined in Statement of Financial Accounting Standards ("SFAS") No. 115. The change in the unrealized gain amount, net of tax, is included in other comprehensive income on the accompanying condensed consolidated statement of operations.

     In June and July, 1999, the Company received approximately $111.8 million representing amounts from a financial institution in connection with two prepaid, forward-sale contracts on 3.0 million shares of PSINet common stock. This amount is accounted for as notes payable and is secured by 3.0 million shares of PSINet common stock owned by the Company. The forward-sale obligation for the first 1.5 million shares of PSINet

                   IXC COMMUNICATIONS, INC. AND SUBSIDIARIES

                                  (UNAUDITED)

stock may be settled at a specified date in the second quarter of 2002 for a maximum amount of 1.5 million shares of PSINet stock, or, at the Company's option, the equivalent value in cash.

     The forward-sale obligation for the second 1.5 million shares of PSINet common stock may be settled at a specified date in the first quarter of 2002 for a maximum of the 1.5 million PSINet shares or, at the Company's option, the equivalent value of the 1.5 million shares in cash.

  DCI Telecommunications

     In November 1998 the Company entered into an agreement to acquire common stock of DCI Telecommunications, Inc. ("DCI"), as consideration for payment of amounts due from one of the Company's customers that was also a vendor of DCI. The agreement provided that DCI was to issue additional shares of common stock to the Company if the market value of the shares the Company owned did not reach $17.7 million by June 1, 1999. As of June 1, 1999, and subsequent thereto, the market value of the shares the Company owned was less than the $17.7 million guaranteed in the November 1998 agreement. DCI has publicly disclosed that it does not intend to issue additional shares to the Company. The Company intends to vigorously pursue the remedies to which it is entitled under the November 1998 agreement. As of September 30, 1999, the Company has written down its investment in DCI by $12.8 million as a result of these uncertainties. This writedown was recorded in the second quarter 1999 in other income/expense in the condensed consolidated statement of operations contained in the Company's Form 10-Q for such quarter. As of September 30, 1999, the quoted market price declined from June 30, 1999. The Company considered the decline temporary and did not further reduce its investment in DCI. The investment in DCI is included in non-current marketable securities in the accompanying condensed consolidated balance sheet.

 4. INCOME TAXES

     The provision or benefit for income taxes recorded during interim periods is calculated based on an estimated annual effective tax rate. For 1999, the effective tax rate includes the impact of IRU transactions anticipated to occur during the year. During the third quarter the Company reduced its profitability assumptions for the year resulting in an income tax benefit for the quarter. A valuation allowance was applied against the deferred tax assets arising during 1999 due to uncertainty regarding their realizability. As of September 30, 1999, the Company has a total valuation allowance of $213.6 million against deferred tax assets.

 5. COMMITMENTS AND CONTINGENCIES

     On July 21, 1999, July 23, 1999 and July 27, 1999, five lawsuits were filed by the Company's stockholders in the Court of Chancery of the State of Delaware relating to the Company's merger agreement with CBI. A further discussion of this and other matters relative to the merger with CBI is contained in Note 10 and in Part II, Item I of the Form 10-Q.

     In conjunction with the merger with CBI, potential areas of concern have arisen regarding the Company's reporting under various Environmental Protection Agency ("EPA") regulations. By comparing information with CBI, potential EPA violations have been identified. The Company is in the process of inspecting its facilities over the next 60 days. If any violations are identified, the related penalties will be recorded during the fourth quarter of 1999. As the inspection process is underway, it is not possible at this time to estimate the amount of penalties, if any, that may be due.

     The Company is also involved in other legal proceedings arising in the ordinary course of business, some of which are covered by insurance. In the opinion of management, none of the claims relating to such

                   IXC COMMUNICATIONS, INC. AND SUBSIDIARIES

                                  (UNAUDITED)

proceedings will have a material adverse effect on the Company's financial condition, results of operations or cash flows.

 6. SEGMENT REPORTING

     The Company's financial reporting segments are based on the way the chief operating decision maker organizes the company for making operating decisions and assessing performance. These segments are based on the different types of products the Company offers. The segments consist of the private line segment, the switched long distance segment, and the data/Internet segment. The segments are separately evaluated because the products or services sold are subject to different market forces and sales strategies. Management reviews the gross profits of each reporting segment, but views the costs of the network and administrative functions as supporting all business segments. Therefore, assets (other than accounts receivable), liabilities, general and administrative expenses, interest expense and income, and other expenses are not identified to any one segment. Losses from equity method subsidiaries are not identified to any one segment because those subsidiaries may have operations in multiple segments. All operating revenue shown is derived from sales to external customers. Revenue related to the sale of options in fibers that are jointly owned with other carriers are not reported in any segment. The summarized segment data is as follows (in thousands):

                                           PRIVATE    SWITCHED LONG    DATA &
  THREE MONTHS ENDED SEPTEMBER 30, 1999      LINE       DISTANCE      INTERNET   UNALLOCATED     TOTAL
  -------------------------------------    --------   -------------   --------   -----------   ---------
Net operating revenue....................  $ 76,073     $ 77,535      $ 5,556      $10,963     $ 170,127
Cost of services.........................    26,772       73,897        5,691           --       106,360
                                           --------     --------      -------      -------     ---------
Gross profit.............................    49,301        3,638         (135)      10,963        63,767
Operations and administration............                                                         66,318
Restructuring charges....................                                                          6,744
Depreciation and amortization............                                                         50,651
Merger and other infrequent costs........                                                          1,078
                                                                                               ---------
Operating loss...........................                                                        (61,024)
Interest income..........................                                                          1,039
Interest expense.........................                                                        (10,536)
Equity loss from unconsolidated
  Subsidiaries...........................                                                         (3,066)
Other, net...............................                                                             (4)
                                                                                               ---------
Loss before provision for income taxes,
  minority interest, and extraordinary
  item...................................                                                      $ (73,591)
                                                                                               =========

                   IXC COMMUNICATIONS, INC. AND SUBSIDIARIES

                                  (UNAUDITED)

                                           PRIVATE    SWITCHED LONG    DATA &
  THREE MONTHS ENDED SEPTEMBER 30, 1998      LINE       DISTANCE      INTERNET   UNALLOCATED     TOTAL
  -------------------------------------    --------   -------------   --------   -----------   ---------
Net operating revenue....................  $ 61,908     $110,741      $ 3,631      $ 8,989     $ 185,269
Cost of services.........................    19,750       86,337        3,897           --       109,984
                                           --------     --------      -------      -------     ---------
Gross profit.............................    42,158       24,404         (266)       8,989        75,285
Operations and administration............                                                         40,094
Depreciation and amortization............                                                         34,801
Merger and other infrequent costs........                                                            444
                                                                                               ---------
Operating loss...........................                                                            (54)
Interest income..........................                                                          2,159
Interest expense.........................                                                         (7,580)
Equity loss from unconsolidated
  subsidiaries...........................                                                         (8,307)
Other, net...............................                                                            181
                                                                                               ---------
Loss before provision for income taxes,
  minority interest, and extraordinary
  item...................................                                                      $ (13,601)
                                                                                               =========

                                           PRIVATE    SWITCHED LONG    DATA &
  NINE MONTHS ENDED SEPTEMBER 30, 1999       LINE       DISTANCE      INTERNET   UNALLOCATED     TOTAL
  ------------------------------------     --------   -------------   --------   -----------   ---------
Net operating revenue....................  $220,506     $230,180      $16,084      $22,607     $ 489,377
Cost of services.........................    79,005      225,536       14,912           --       319,453
                                           --------     --------      -------      -------     ---------
Gross profit.............................   141,501        4,644        1,172       22,607       169,924
Operations and administration............                                                        179,075
Restructuring charges....................                                                         32,570
Depreciation and amortization............                                                        126,494
Merger and other infrequent costs........                                                          1,223
                                                                                               ---------
Operating loss...........................                                                       (169,438)
Interest income..........................                                                          8,702
Interest expense.........................                                                        (30,645)
Equity loss from unconsolidated
  subsidiaries...........................                                                        (19,048)
Other, net...............................                                                        (12,729)
                                                                                               ---------
Loss before provision for income taxes,
  minority interest, and extraordinary
  item...................................                                                      $(223,158)
                                                                                               =========

                   IXC COMMUNICATIONS, INC. AND SUBSIDIARIES

                                  (UNAUDITED)

                                           PRIVATE    SWITCHED LONG    DATA &
  NINE MONTHS ENDED SEPTEMBER 30, 1998       LINE       DISTANCE      INTERNET   UNALLOCATED     TOTAL
  ------------------------------------     --------   -------------   --------   -----------   ---------
Net operating revenue....................  $154,480     $330,010      $ 5,308      $ 8,989     $ 498,787
Cost of services.........................    61,387      255,598        8,541           --       325,526
                                           --------     --------      -------      -------     ---------
Gross profit.............................    93,093       74,412       (3,233)       8,989       173,261
Operations and administration............                                                         99,422
Depreciation and amortization............                                                         77,589
Merger and other infrequent costs........                                                          8,089
                                                                                               ---------
Operating loss...........................                                                        (11,839)
Interest income..........................                                                          7,080
Interest expense.........................                                                        (22,421)
Equity loss from unconsolidated
  subsidiaries...........................                                                        (30,326)
Other, net...............................                                                            357
                                                                                               ---------
Loss before provision for income taxes,
  minority interest, and extraordinary
  item...................................                                                      $ (57,149)
                                                                                               =========

 7. INVESTMENTS IN UNCONSOLIDATED SUBSIDIARIES

     At December 31, 1998, the Company was owed $9.4 million by Westel International ("Westel"), the Company's partner in Progress International LLC ("Progress"). The note was secured by Westel's ownership in Progress, and repayment was due on May 31, 1999. Westel failed to make scheduled payments on the note and thereby transferred their share rights to the Company. As a result of that forfeiture, the Company now owns 65.4% of Progress.

     In February 1999 Marca-Tel S.A. de C.V. ("MarcaTel") and its primary creditor agreed to allow MarcaTel to defer certain payments to the creditor until June 1999. The creditor was given the right to acquire up to 10% of MarcaTel and the creditor acquired additional shares which diluted the Company's indirect interest from 32.1% (after taking into consideration the additional share rights forfeited by Westel) to 30.5%. In June 1999 MarcaTel did not pay the creditor, and a default was declared on the loan. Management of MarcaTel and the Company have been meeting with the creditor during the third quarter to work out the default provisions and an operating plan going forward. The Company's indirect investment in MarcaTel was written down to zero in 1998.

     In July 1999, the Company entered into an agreement with Unidial Communications, Inc. to sell its share of Unidial Communications Services, LLC ("Unidial"). In conjunction with this agreement, the Company is relieved from making any further capital contributions to Unidial. During the second quarter of 1999, the Company reported losses totaling approximately $10.9 million related to its investment in Unidial. As of September 30, 1999, the Company's investment in Unidial was zero.

     The Company is currently in discussions with Telenor Carrier Services AS its joint venture partner, regarding the Company's exit from the joint venture in Europe ("Storm"). As those discussions are continuing, and it is probable that the Company will not recover any of its investment in the Storm joint venture, the Company has written its investment in Storm down to zero. The total loss from unconsolidated subsidiaries related to the Storm joint venture recorded by the Company during the third quarter of 1999 was approximately $1.8 million.

 8. RESTRUCTURING CHARGE

     In the second quarter of 1999, the Company recorded a charge of approximately $25.8 million to exit certain operations in the switched wholesale business. The restructuring charge consists of severance and

                   IXC COMMUNICATIONS, INC. AND SUBSIDIARIES

                                  (UNAUDITED)

various other costs associated with workforce reduction, network decommissioning, and various terminations. The workforce reduction of 94 people included employees contributing to the sales function and employees contributing to the network operations. These actions resulted from management's plan to reduce traffic, operations, and administrative headcount by exiting this under-performing business. The restructuring activities are expected to be substantially complete by March 31, 2000.

     In the third quarter of 1999, the Company recorded a charge of approximately $8.3 million relating to the restructuring of the organization and to exit certain foreign operations. The plan was developed by the new Chief Executive Officer after reviewing the Company's operations. The workforce reduction included management, administrative and foreign sales personnel. The employees were notified of this program during July and August of 1999. Generally, all of the charges are expected to be paid by the first quarter of 2000.

     With the merger agreement reached between CBI and the Company during the third quarter, it was determined that the merged companies would need the switches that had been marked for decommissioning in the second quarter's restructuring charge. Additionally, it was determined that the total period contemplated for lease payments relating to an abandoned office would not be required. As a result, the second quarter's restructuring charge was reduced by $1.2 million during the third quarter related to decommissioning the switches and $0.4 million related to reduction in the lease pay off requirement.

     Activity in the accrued restructuring liabilities recorded in the second and third quarters of 1999 are as follows (in thousands):

                                                             AMOUNT
                                                             PAID OR                  ACCRUED AT
                                             RESTRUCTURING   WRITTEN                 SEPTEMBER 30,
                                                CHARGE        DOWN     ADJUSTMENTS       1999
                                             -------------   -------   -----------   -------------
SECOND QUARTER:
Severance..................................     $ 2,864      $1,367      $   --         $ 1,497
Network Decommissioning....................       3,872         158       1,193           2,521
Asset Write-downs..........................      12,722         658          --          12,064
Terminate contractual obligations and exit
  facilities...............................       6,368         285         380           5,703
                                                -------      ------      ------         -------
Total restructuring costs..................     $25,826      $2,468      $1,573         $21,785
                                                =======      ======      ======         =======
THIRD QUARTER:
Severance..................................     $ 7,554      $2,743      $   --         $ 4,811
Terminate contractual obligations and exit
  facilities...............................         770          30          --             740
                                                -------      ------      ------         -------
                                                $ 8,324      $2,773      $              $ 5,551
                                                =======      ======      ======         =======

 9. NEW ACCOUNTING PRONOUNCEMENTS

     In June 1998, the Financial Accounting Standards Board ("FASB") issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities." SFAS No. 133 establishes accounting and reporting standards requiring that derivative instruments be recorded in the balance sheet as either an asset or liability measured at its fair value. SFAS No. 133 was amended by SFAS No. 137 to be effective for all fiscal years beginning after June 15, 2000. Management has not yet assessed the impact of SFAS No. 133 on the Company's results of operations, cash flows and financial position.

     In June 1999 the FASB issued Interpretation No. 43 on FASB Statement No.
66. Statement No. 66 deals with accounting for real estate transactions. Interpretation No. 43 specifies that leases of real property cannot be considered sales type leases unless title to the property transfers at some point during the lease term.

                   IXC COMMUNICATIONS, INC. AND SUBSIDIARIES

                                  (UNAUDITED)

Under this definition, profit relating to IRU agreements for fiber optic wires or capacity cannot be recorded when the fiber or capacity is delivered unless title to the fiber changes hands during the term of the IRU agreement. None of the Company's IRU agreements include title transfer. The Company has always recognized the profit from IRU agreements over the term of the IRU agreement; therefore, no change in accounting will be required.

10. MERGER WITH CINCINNATI BELL, INC.

     On July 20, 1999, the Company entered into a definitive merger agreement with CBI, a diversified telecommunications company headquartered in Cincinnati, Ohio. In accordance with the terms of the merger agreement (which was approved by the Boards of Directors of both companies), CBI purchased approximately 5 million shares of the Company's common stock for $50 per share, in cash, from the General Electric Pension Trust ("GEPT").

     In July 1999, five purported stockholder class action suits were filed in the Delaware Court of Chancery (the "Court") against the Company, certain former members of the Company's board of directors, CBI and Ivory Merger Inc. These complaints allege, among other things, that the defendants had breached their fiduciary duties to the Company's stockholders by failing to maximize stockholder value in connection with entering into the merger agreement. The complaints seek charges and a court order enjoining completion of the merger. On August 12, 1999, plaintiffs in the various actions moved for a preliminary injunction to prevent the completion of the merger pending a full hearing on the merits. A hearing in connection with that motion was held on October 20, 1999. In an October 27, 1999 ruling, the Court denied plaintiffs' request for a pecuniary injunction. However, the Court did not rule on the merits of the class action suits, and these suits remain subject to further litigation. The Company believes that the suits are without merit and intends to vigorously defend against these complaints.

     On November 9, 1999 the Company consummated the merger with CBI whereby the Company's stockholders exchanged each share of common stock for 2.0976 shares of CBI common stock. The merger was recorded under the purchase method of accounting by CBI. In conjunction with the merger, CBI refinanced bank loans totaling approximately $371.1 million plus accrued interest and terminated the Company's existing credit facilities with the banks. CBI also refinanced other loans totaling $20.2 million plus accrued interest at the merger date. In connection with the merger, CBI and IXC entered into a $1.8 billion credit facility. This credit facility will be utilized to fund the combined company. The Company's 7 1/4% Junior Convertible Preferred Stock Due 2007 (the "7 1/4% Preferred Stock") and the 6 3/4% Cumulative Convertible Stock (the "6 3/4% Preferred Stock") were replaced with similar issues of CBI preferred stock. Shares of the 12 1/2% Series B Junior Exchangeable Preferred Stock (the "12 1/2% Preferred Stock") and the $450 million of 9% Senior Subordinated Notes (the "9% Notes") remain outstanding after the merger.

11. CREDIT FACILITY

     In September 1999, the Company completed a $310 million financing through Bank of America and amended its existing credit facility. The credit facility was comprised of two secured revolving loans. During the time the loans were outstanding, they bore interest at the Company's option of the bank's prime rate or LIBOR. At September 30, 1999 the interest rate was 8.25% and the Company borrowed $150 million under this credit facility. In September 1999, an amendment was made to the $600 million credit facility which fixed the maximum amount of borrowings at $200 million. On November 9, 1999, the date of the consummation of the merger, IXC repaid all outstanding borrowings under both credit facilities.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     Except for the historical information contained below, certain matters discussed in this item are forward-looking statements that involve a number of risks and uncertainties. Our actual liquidity needs, capital resources and results may differ materially from the discussion set forth in the forward-looking statements. For a discussion of important factors that may cause our actual results, performance or achievements to be materially different from those expressed or implied by the forward-looking statements, see
"Business -- Risk Factors" in our Form 10-K for the fiscal year ended December 31, 1998. In light of such risks and uncertainties, there can be no assurance that the forward-looking information contained in this item will in fact transpire.

RESULTS OF OPERATIONS

     The following discussion should be read in conjunction with the condensed consolidated financial statements and segment data. Results for interim periods may not be indicative of the results for the full years.

CONSOLIDATED OVERVIEW

     Net operating revenue for the quarter and nine months ended September 30, 1999 decreased $15.1 million (8.2%) and $9.4 million (1.9%), respectively, from the 1998 periods. The current year's revenue includes the results of Coastal beginning on its acquisition date of May 10, 1999. These year-over-year decreases reflect significant declines in switched service operations that more than offset increases in private line and data/ Internet service revenue. Other revenue of $11.0 million for the third quarter of 1999 and $22.6 million for the nine-month period relates to the sale of an option of usage rights in fibers that are owned jointly with another carrier.

     Cost of services primarily reflects access charges paid to local exchange carriers ("LEC's") and transmission lease payments (monetary and nonmonetary) to other carriers. In comparison to the same periods in 1998, cost of services decreased $3.6 million (3.3%) and $6.1 million (1.9%) for the quarter and nine months ended September 30, 1999, respectively. During both periods, increases in transmission lease expense and data/Internet costs were more than offset by decreases in access costs relating to the reduction in switched service revenue. Access cost as a percentage of net switched service revenue has increased year-over-year due to price competition and the impact of the FCC mandated access reform, which became effective in July 1998. In 1999 access cost was 84.9% and 87.9% of net switched service revenue for the quarter and nine months respectively, versus 69.6% and 69.3% for the same periods in 1998.

     The decline in revenue coupled with the smaller reduction in cost of services resulted in a decrease in gross margin of $11.5 million and $3.3 million for the quarter and nine months ended September 30, 1999, respectively. Gross profit margins decreased from 1998 to 1999 from 40.6% to 37.5% for the quarter and were flat for the nine month periods at 34.7%.

     Operating and administrative costs increased $26.2 million and $79.7 million for the quarter and nine months ended September 30, 1999 to $66.3 million and $179.1 million, respectively. These increases were driven by additional headcount, from 1,449 at September 1998 to 2,121 at September 1999. Current year headcount includes employees associated with Coastal, which was acquired by the Company effective May 10, 1999. The focus of these increased costs is to build the retail channel's infrastructure as well as to upgrade the level of information technology across the Company. Costs were also incurred to operate the larger fiber optic network.

     A restructuring charge of $8.3 million was recorded during the third quarter of 1999 associated with the costs of refocusing and streamlining the Company's operations. This charge was partially offset by a reduction of $1.6 million in the second quarter's restructuring charge. The refocus includes the decision to cease the Company's operations in Europe. In the second quarter of 1999 the Company recorded a $25.8 million restructuring charge to exit certain operations in the switched wholesale business. The $6.7 million net restructuring charge reflects a third quarter charge of $8.3 million and a reduction of $1.6 million in the restructuring charge recorded during the second quarter. The third quarter charge included severance costs associated with the termination of employees and costs to terminate the leases and business in the Company's London office. There was no such restructuring charge during the comparable periods in 1998. See Note 8 of the condensed consolidated financial statements for a detailed description of the restructuring charges.

     Depreciation and amortization expense increased $15.9 million and $48.9 million for the quarter and nine months ended September 30, 1999 respectively, reflecting the Company's increased investment in the fiber optic network and the amortization of goodwill from the Coastal acquisition.

     Merger and other infrequent costs increased $0.6 million for the quarter and decreased $6.9 million for the nine months ended September 30, 1999. The current quarter's increase reflects costs associated with the CBI merger versus a lower level of costs associated with the Eclipse merger in the same quarter in the prior year. The nine-month decrease is due to the higher amount of costs incurred for the Eclipse merger than have been incurred to date for the CBI merger. The Company expects to incur additional costs of approximately $12 million during the fourth quarter of 1999 related to the merger with CBI.

     Interest income declined $1.1 million for the quarter and increased $1.6 million for the nine months ended September 30, 1999. The decline between quarters is due to less cash on hand during the full quarter in 1999. The year-to-date increase reflects interest received during the first quarter of 1999 from notes receivable related to IRU agreements versus none during the prior year.

     Net interest expense increased $3.0 million and $8.2 million for the quarter and nine months ended September 30, 1999, respectively, reflecting the interest expense from the $450 million 9% Senior Subordinated Notes issued in April 1998, the $200 million borrowed under our $600 million credit facility in October 1998 and the $150 million borrowed under the $310 million credit facility in September 1999. The increase in gross interest expense more than offset a higher amount of capitalized interest, which was due to the increased rate of network construction between periods.

     Losses from unconsolidated subsidiaries decreased $5.2 million and $11.3 million for the quarter and nine months ended September 30, 1999, respectively. The quarterly decrease is mainly due to losses in the prior year's from MarcaTel. No such losses were recorded this year as the Company's investment in MarcaTel was written down to zero in 1998 and no further significant additional funding is required. The Company stopped recognizing PSINet losses and began accounting for this investment using the cost method during the second quarter of 1998 as its level of ownership and influence over PSINet had diminished. The year-to-date decrease is due to the reduction in losses recorded for MarcaTel and PSINet partially offset by the $10.8 million write-off of the Company's joint venture with Unidial in the second quarter of 1999.

     The year-to-date increase in other income/expense of $13.1 million is mainly due to the $12.8 million reduction of the investment in DCI during the current year as described in Note 2 to the condensed consolidated financial statements. For the quarter ended September 30, 1999, other, income/expense was basically flat in comparison with the same period in the prior year.

     Provision for income taxes decreased $6.1 million and $6.4 million for the quarter and nine months ended September 30, 1999, respectively, reflecting a lower level of projected fiber sales during the current year along with a higher operating loss for tax purposes. A valuation allowance is applied against deferred tax assets arising during the year due to the uncertainty of their realization.

     During the first nine months of 1998 the Company recorded an after-tax extraordinary charge of $69.6 million relating to the April 1998 redemption of $284.2 million of the 12 1/2% Senior Notes due 2005. There were no such charges in 1999.

     The Company's net loss applicable to common shareholders increased to $85.8 million and $274.6 million for the quarter and nine months ended September 30, 1999, respectively, from $30.6 million and $178.3 million for the prior year's comparable periods. These increases are due to the items listed above plus an increase in the dividends applicable to preferred stock. Dividends applicable to preferred stock increased $1.4 million and $6.6 million for the quarter and nine months ended September 30, 1999, respectively. The additional dividends were primarily from the 6 3/4% Preferred Stock, which was issued in March and April of 1998, and dividends on the 12 1/2% Preferred Stock, which were paid with additional shares of 12 1/2% Preferred Stock.

SEGMENT INFORMATION

  Private Line Services

     Net private line revenue increased $14.2 million (22.9%) and $66.0 million (42.7%) for the quarter and nine months ended September 30, 1999, respectively. These increases are primarily due to three large contracts, including one with a significant Internet service provider ("ISP") and the private line agreement with Excel Communications. The gross profit for this segment improved to $49.3 million and $141.5 million for the quarter and nine months ended September 30, 1999, respectively. The gross margin percentage improved from 64.5% to 64.8% quarter over quarter and from 60.3% to 64.2% for the nine-month periods. These improvements reflect an increased use of the Company's network to provide services.

  Switched Service Revenue

     Switched long distance revenue declined $33.2 million (30.0%) to $77.5 million during the third quarter of 1999 and $99.8 million (30.3%) to $230.2 million year-to-date. These declines are primarily due to the conversion of the Company's agreement with Excel Communications, formerly the Company's largest customer, to a private line contract as it moved traffic to its own network, and the decision in the second quarter of 1999 to exit a portion of the switched service business. Cost of services declined $12.4 million (14.4%) and $30.1 million (11.8%) for the quarter and nine months ended September 30, 1999, respectively, due to the reduction in traffic partially offset by increased fixed access charges. The switched service segment's gross margin declined $20.8 million for the quarter and $70.0 million year-to-date due mainly to the decline in net revenue discussed previously.

  Data/Internet

     Revenue in the data/Internet segment increased $1.9 million and $10.8 million for the quarter and nine months ended September 30, 1999, respectively, due mainly to the ATM/frame relay and Internet products produced by the Internet companies the Company acquired during 1998. These products are mainly sold through the retail distribution channel. The segment's gross margin was relatively flat quarter-over-quarter and improved from a loss of $3.2 million in 1998 to a profit of $1.2 million for the nine months ended September 30, 1999. This improvement reflects the increased net revenue being generated by the data/ Internet segment.

  Liquidity and Capital Resources

     The Company has historically financed the expansion of its network through the issuance of debt and equity securities, the sale of IRU's in capacity and fiber, and through borrowing against its investment in PSINet.

     During September 1999, the Company completed a $310 million credit facility which was guaranteed by CBI. The Company's $600 million credit facility was amended in September 1999 to allow for a maximum capacity of $200 million, the total amount of borrowings under this credit facility as of September 30, 1999. The full amount outstanding under both credit facilities was paid off in conjunction with the consummation of the merger on November 9, 1999. See Note 11 of the condensed consolidated financial statements for further discussion of this credit facility.

     Cash provided by operating activities increased $12.3 million (9.6%) to $140.2 million for the nine months ended September 30, 1999 primarily due to increased receipts of cash related to IRU sales.

     Cash used in investing activities for the nine months ended September 30, 1999 increased $144.6 million (37.6%) over the prior year to $528.7 million, due to an increase of $113.1 million in capital expenditures and an increase of $50.6 million in cash used for the acquisition of businesses. Coastal was acquired during 1999 versus several small Internet companies acquired during the prior year. These uses of cash were offset somewhat by a decrease of $20.7 million in investments in unconsolidated subsidiaries between years as the Company slowed its funding of MarcaTel.

     Cash provided by financing activities increased $ 27.7 million (11.4%) to $271.3 million for the nine months ended September 30, 1999. During the same period in 1998, the Company issued $450 million in 9% Notes and $155.3 million in 6 3/4% Preferred Stock and redeemed $284.2 million of the 12 1/2% Senior Notes. During the nine months ended September 30, 1999, the Company entered into a $310 million credit facility with Bank of America and drew down $150 million in funds, borrowed $111.8 million against a portion of its PSINet stock and drew down $27.0 million from the line of credit used in the Coastal acquisition.

     At September 30, 1999 the Company had $147.6 million in cash. At November 9, 1999, the date of the consummation of the merger, CBI and IXC obtained a $1.8 billion credit facility which will be used to fund the combined company. A portion of these funds was used to repay approximately $391.2 million of the Company's debt.

     The Company expects the primary sources of cash over the next 12 months will be cash on hand, cash generated by operations, proceeds of IRU sales and proceeds from the CBI credit facility. The Company seeks to obtain sufficient funding from these sources for the following major uses of cash:

     -  Network expansion and other capital expenditures;

     -  Debt service;

     -  Lease payments;

     -  Working capital, and;

     -  Dividends on preferred stock.

     Capital spending in 1999 is projected to be approximately $600 million. After 1999, capital expenditures are expected to continue to be substantial as the Company intends to continue expanding its fiber-optic network.

     The Company is required to make payments under the debt and capital lease arrangements remaining after the merger with CBI of $1.4 million, $5.9 million, $13.6 million, and $134.0 million for the remainder of 1999, 2000, 2001, and 2002, respectively. In addition, the Company is required to make semi-annual interest payments on its 9% Notes and the remaining 12 1/2% Senior Notes. Dividend payments on the 12 1/2% Preferred Stock are also required. The Company has the option of paying dividends in additional shares of 12 1/2% Preferred Stock through February 15, 2001. The Company anticipates that the debt service will be paid from cash.

     The Company is required to make minimum annual lease payments for facilities, equipment and transmission capacity used in operating the business. In 1999, 2000, 2001 and 2002, these payments are expected to amount to approximately $12.7 million, $34.0 million, $24.7 million and $13.6 million, respectively, on existing operating leases. The Company expects to incur additional operating lease costs in connection with the expansion of the network and the retail and Internet operations. Additionally, in connection with the network expansion from time to time the Company enters into various construction and installation agreements with contractors.

     The forward-looking statements set forth above with respect to the estimated cash requirements relating to capital expenditures, the Company's ability to meet such cash requirements and its ability to service debt are based on certain assumptions as to future events. Important assumptions which if not met, could adversely affect the Company's ability to achieve satisfactory results include that: (a) there will be no significant delays with respect to our network expansion; (b) our contractors and partners in cost-saving arrangements will perform their obligations; (c) rights-of-way can be obtained on a timely, cost-effective basis; and (d) the Company will increase traffic on its network.

YEAR 2000 RISKS

     The Year 2000 issue is the result of computer software programs being coded to use two digits rather than four to define the year. It is possible that some of the Company's existing computer programs that have date-sensitive coding may recognize a date using "00" as the year 1900 rather than the year 2000. This could result in system failures or miscalculations causing disruption of operations, which could have a material adverse effect on the Company's ability to conduct business after January 1, 2000, including an inability to provide telecommunications services to customers or to accurately invoice customers or collect payments.

     Substantially all of the Company's network was built in the last three years. As a result, management believes that there is not a significant investment in legacy systems having substantial Year 2000 exposure. However, management has established a project team to identify, evaluate and address any existing Year 2000 issues. This Year 2000 effort covers the fiber optic network and supporting infrastructure related to providing switched, private line and data telecommunications services, and other operational and financial information technology ("IT") systems and applications. Also included in this effort are various other systems such as building operations and individual personal computers. The project team is reviewing the status of the Year 2000 compliance effort of key suppliers and other business partners, and is developing business continuity plans related to Year 2000 issues. While the Year 2000 project team is evaluating all potentially non-compliant systems, the Year 2000 effort is structured to give priority to those systems identified as "mission critical."

     The project team has identified the following principal phases of the project: a) assessment and planning, b) remediation, c) testing, and d) contingency planning. The assessment and planning phase was substantially complete at December 31, 1998. Of the applications identified as critical, over 95% have already been remedied and tested as of September 30, 1999. Testing on these applications is expected to be completed by November 30, 1999. In addition, all new components being purchased as part of the ongoing network and IT infrastructure expansion are being evaluated to ensure compliance.

     There can be no assurances that third parties, including customers, suppliers, and other business partners, will convert their critical systems and processes in a timely manner. Such failure by any of these parties could disrupt the Company's business. Therefore, in addition to evaluating the internal systems, the Company is in the process of evaluating and documenting the status of Year 2000 compliance efforts by key suppliers.

     Management currently projects incurring approximately $3.5 million through the end of 2000 in connection with the Year 2000 remediation project, of which approximately $2.4 million was incurred and expensed as of September 30, 1999. Such amounts are exclusive of amounts which were already anticipated to be spent on new hardware and software purchases resulting from the expansion of the network and other business operations. Management believes that a portion of the Year 2000 expenses will not be incremental costs, but rather will represent the redeployment of existing IT resources. This redeployment may cause delays in making other network upgrades or IT enhancements; however, the delays are not expected to have a material adverse effect on the Company's operations.

     As part of the Year 2000 initiative, management is evaluating scenarios that may occur as a result of the century change and are developing contingency and business continuity plans tailored for Year 2000-related problems. The Company is in the process of completing an enterprise-wide business contingency plan. Elements of the plan are already in place, including working disaster recovery documents, a key supplier/ business partner survey campaign, and a risk management program.

     The above information regarding cost estimates, risks, and estimated readiness are forward looking statements based on numerous assumptions of future events, including the availability and future costs of certain technological and other resources, third party modification actions and other factors. Given the complexity of these issues and other unidentified risks, actual results may vary materially from those anticipated and discussed above. Specific factors that might cause such differences include, among others, the availability and cost of personnel trained in this area, the ability to locate and correct all affected computer code, the timing and success of remedial efforts of the Company's third party suppliers and similar uncertainties.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

     The Company is exposed to market risk related to changes in interest rates because the interest rate on approximately $225 million of debt at September 30, 1999 is indexed to floating interest rates. Management monitors the risk associated with interest rates on an ongoing basis, but the Company has not entered into any interest rate swaps or other financial instruments to actively hedge the risk of changes in prevailing interest rates.

     Significantly all of the Company's revenue is derived from domestic operations, so management believes the risk related to foreign currency exchange rates is minimal.

                           PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

     Five lawsuits have been filed in the Court of Chancery of the State of Delaware relating to the Company's merger agreement with CBI. The first two suits, each filed on July 21, 1999 by Angie Garone and Dr. Mark Gross, respectively, each name the Company, Benjamin L. Scott, and the individuals on the Company's Board of Directors on July 20, 1999. The third suit, filed on July 23, 1999, by Robert Bernard names the same defendants as the first two suits. The fourth suit, filed on July 23, 1999, by James Intagliata names the same defendants of the previously filed suits with the addition of CBI. The fifth lawsuit was filed on July 27, 1999 by John D. Crawford, Carolyn Bagbey, Rick R. Davis, Donna Raoust, Olivier Raoust and David Glenn Tatum Smith and names the same defendants as the previous suits with the addition of Ivory Merger Inc., a wholly owned subsidiary of CBI. Each suit was brought by a purported stockholder, individually and allegedly as a class action on behalf of all of the Company's stockholders. The complaints allege, among other things, that the Company's former directors aided and abetted by CBI and Ivory Merger Inc., have breached their fiduciary duties to the Company's stockholders by failing to maximize stockholder value in connection with entering into the merger agreement. The complaints also allege that the no solicitation and termination provisions in the merger agreement with Cincinnati Bell improperly discourage other potential bidders and prevent the Company entertaining higher offers. The complaints seek, among other things, damages. On August 12, 1999, plaintiffs in the various actions moved for a preliminary injunction to prevent the completion of the merger pending a full hearing on the merits. In an October 27, 1999 ruling the court refused to issue a court order enjoining the merger, however, the court did not rule on the merits of the class actions suits, and these suits remain subject to further litigation. The merger was consummated on November 9, 1999. The Company and CBI believe that the complaints are without merit and plan to vigorously defend themselves against these actions. The Company no longer considers these suits to be material.

ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS

     On November 9, 1999 the Company consummated its merger with CBI. Pursuant to the merger agreement, upon the consummation of the merger each share of the Company's common stock was converted into the right to receive 2.0976 shares of common stock of CBI. In addition, each share of the Company's 7 1/4% Preferred Stock and its 6 3/4% Preferred Stock was converted into the right to receive CBI preferred securities with the same terms.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

     Not applicable.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     Not applicable.

ITEM 5. OTHER INFORMATION

     None.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

     (a) Exhibits

    EXHIBIT
    NUMBER                           DESCRIPTION
    -------                          -----------
     2.1     Agreement and Plan of Merger dated as of July 20, 1999,
             among Cincinnati Bell Inc., IXC Communications, Inc. and
             Ivory Merger Inc. (incorporated by reference to Exhibit 2.1 of Cincinnati Bell Inc.'s Form 8-K dated July 22, 1999 and filed with the Commission on July 23, 1999).
     2.2     Amendment No. 1 dated as of October 13, 1999, among
             Cincinnati Bell Inc., IXC Communications, Inc. and Ivory
             Merger Inc. (incorporated by reference to Exhibit 2.1 of
             Form 8-K dated October 14, 1999 and filed with the
             Commission on October 14, 1999).
     3.1+    Restated Certificate of Incorporation of IXC Communications,
             Inc., as amended.
     3.2+    Bylaws of IXC Communications, Inc., as amended.
     4.1     Indenture dated as of October 5, 1995, by and among IXC
             Communications, Inc., on its behalf and as
             successor-in-interest to I-Link Holdings, Inc. and IXC
             Carrier Group, Inc., each of IXC Carrier, Inc., on its
             behalf and as successor-in-interest to I-Link, Inc., CTI
             Investments, Inc., Texas Microwave Inc. and WTM Microwave
             Inc., Atlantic States Microwave Transmission Company,
             Central States Microwave Transmission Company, Telcom
             Engineering, Inc., on its behalf and as
             successor-in-interest to SWTT Company and Microwave Network,
             Inc., Tower Communication Systems Corp., West Texas
             Microwave Company, Western States Microwave Transmission
             Company, Rio Grande Transmission, Inc., IXC Long Distance,
             Inc., Link Net International, Inc. (collectively, the
             "Guarantors"), and IBJ Schroder Bank & Trust Company, as
             Trustee (the "Trustee"), with respect to the 12 1/2% Series
             A and Series B Senior Notes due 2005 (incorporated by
             reference to Exhibit 4.1 of IXC Communications, Inc.'s and each of the Guarantor's Registration Statement on Form S-4 filed with the Commission on April 1, 1996 (File No.
             333-2936) (the "S-4")).
     4.2     Form of 12 1/2% Series A Senior Notes due 2005 (incorporated by reference to Exhibit 4.6 of the S-4).
     4.3     Form of 12 1/2% Series B Senior Notes due 2005 and
             Subsidiary Guarantee (incorporated by reference to Exhibit
             4.8 of IXC Communications, Inc.'s Amendment No. 1 to
             Registration Statement on Form S-1 filed with the Commission on June 13, 1996 (File No. 333-4061) (the "S-1 Amendment")).
     4.4     Amendment No. 1 to Indenture and Subsidiary Guarantee dated as of June 4, 1996, by and among IXC Communications, Inc., the Guarantors and the Trustee (incorporated by reference to
             Exhibit 4.11 of the S-1 Amendment).
     4.5     Indenture dated as of August 15, 1997, between IXC
             Communications, Inc. and The Bank of New York (incorporated by reference to Exhibit 4.2 of IXC Communications, Inc.'s
             Current Report on Form 8-K dated August 20, 1997, and filed with the Commission on August 28, 1997 (the "8-K")).
     4.6     First Supplemental Indenture dated as of October 23, 1997, among IXC Communications, Inc., the Guarantors, IXC
             International, Inc. and IBJ Schroder Bank & Trust Company
             (incorporated by reference to Exhibit 4.13 of IXC
             Communications, Inc.'s Annual Report on Form 10-K for the
             year ended December 31, 1997, and filed with the Commission on March 16, 1998 (the "1997 10-K")).

    EXHIBIT
    NUMBER                           DESCRIPTION
    -------                          -----------
     4.7     Second Supplemental Indenture dated as of December 22, 1997, among IXC Communications, Inc., the Guarantors, IXC Internet
             Services, Inc., IXC International, Inc. and IBJ Schroder
             Bank & Trust Company (incorporated by reference to Exhibit
             4.14 of the 1997 10-K).
     4.8     Third Supplemental Indenture dated as of January 6, 1998,
             among IXC Communications, Inc., the Guarantors, IXC Internet
             Services, Inc., IXC International, Inc. and IBJ Schroder
             Bank & Trust Company (incorporated by reference to Exhibit
             4.15 of the 1997 10-K).
     4.9     Fourth Supplemental Indenture dated as of April 3, 1998,
             among IXC Communications, Inc., the Guarantors, IXC Internet
             Services, Inc., IXC International, Inc., and IBJ Schroder
             Bank & Trust Company (incorporated by reference to Exhibit
             4.15 of IXC Communications, Inc.'s Registration Statement on
             Form S-3 filed with the Commission on May 12, 1998 (File No.
             333-52433)).
     4.10    Purchase Agreement dated as of April 16, 1998, by and among
             IXC Communications, Inc., CS First Boston, Merrill, Morgan
             Stanley and Nationsbanc Montgomery Securities LLC
             (incorporated by reference to Exhibit 4.1 of IXC
             Communications, Inc.'s Current Report on Form 8-K dated
             April 21, 1998, and filed with the Commission on April 22,
             1998 (the "April 22, 1998 8-K").
     4.11    Indenture dated as of April 21, 1998, between IXC
             Communications, Inc. and IBJ Schroder Bank & Trust Company,
             as Trustee (incorporated by reference to Exhibit 4.3 of the
             April 22, 1998 8-K).
    10.1     Office Lease dated as of June 21, 1989 with USAA Real Estate
             Company, as amended (incorporated by reference to Exhibit
             10.1 of the S-4).
    10.2     Equipment Lease dated as of December 1, 1994, by and between
             DSC Finance Corporation and Switched Services
             Communications, L.L.C.; Assignment Agreement dated as of
             December 1, 1994, by and between Switched Services
             Communications, L.L.C. and DSC Finance Corporation; and
             Guaranty dated December 1, 1994, made in favor of DSC
             Finance Corporation by IXC Communications, Inc.
             (incorporated by reference to Exhibit 10.2 of the S-4).
    10.3     Amended and Restated Development Agreement by and between
             Intertech Management Group, Inc. and IXC Long Distance, Inc.
             (incorporated by reference to Exhibit 10.7 of IXC
             Communications, Inc.'s and the Guarantors' Amendment No. 1
             to Registration Statement on Form S-4 filed with the
             Commission on May 20, 1996 (File No. 333-2936) ("Amendment
             No. 1 to S-4")).
    10.4     Third Amended and Restated Service Agreement dated as of
             April 16, 1998, among IXC Long Distance, Inc., IXC Carrier,
             Inc., IXC Broadband, Inc. and Excel Telecommunications, Inc.
             (incorporated by reference to Exhibit 10.6 of IXC
             Communications, Inc.'s Quarterly Report on Form 10-Q for the
             quarter ended June 30, 1998, filed with the Commission on
             May 15, 1998 (the "June 30, 1998 10-Q")).
    10.5     Equipment Purchase Agreement dated as of January 16, 1996, by and between Siecor Corporation and IXC Carrier, Inc.
             (incorporated by reference to Exhibit 10.9 of the S-4).
    10.6     IRU Agreement dated as of November 1995 between WorldCom,
             Inc. and IXC Carrier, Inc. (incorporated by reference to
             Exhibit 10.11 of Amendment No. 1 to the S-4).
    10.7     Lease dated as of June 4, 1997, between IXC Communications,
             Inc. and Carramerca Realty, L.P. (incorporated by reference to Exhibit 10.17 of the June 30, 1997 10-Q).

    EXHIBIT
    NUMBER                           DESCRIPTION
    -------                          -----------
    10.8     IRU and Stock Purchase Agreement dated as of July 22, 1997, between IXC Internet Services, Inc. and PSINet Inc.
             (incorporated by reference to Exhibit 10.19 of IXC
             Communications, Inc.'s Amendment No. 1 to Form 10-Q/A for
             the quarter ended September 30, 1997 filed with the
             Commission on December 12, 1997 (the "September 30, 1997
             10-Q/A")).
    10.9     Joint Marketing and Services Agreement dated as of July 22,
             1997, between IXC Internet Services, Inc. and PSINet Inc.
             (incorporated by reference to Exhibit 10.20 of the September
             30, 1997 10-Q/A).
    10.10    Employment Agreement dated as of September 9, 1997, between
             Benjamin L. Scott and IXC Communications, Inc. (incorporated by reference to Exhibit 10.21 of IXC Communication Inc.'s
             Amendment No. 1 to Registration Statement on S-4 filed with the Commission on December 15, 1997 (File No. 333-37157)
             ("Amendment No. 1 to the EPS S-4")).
    10.11    Employment Agreement dated April 8, 1999, by and between IXC
             Communications, Inc. and Valerie G. Walden (incorporated by reference to Exhibit 10.24 of IXC Communications, Inc.'s
             Form 10-Q dated August 16, 1999 and filed with the
             Commission on August 16, 1999).
    10.12    Employment Agreement dated April 26, 1999, by and between
             IXC Communications, Inc. and James F. Guthrie (incorporated by reference to Exhibit 10.25 of IXC Communications, Inc.'s
             Form 10-Q dated August 16, 1999 and filed with the
             Commission on August 16, 1999).
    10.13    Employment Agreement dated May 27, 1999, by and between IXC
             Communications, Inc. and John M. Zrno (incorporated by
             reference to Exhibit 10.26 of IXC Communications, Inc.'s
             Form 10-Q dated August 16, 1999 and filed with the
             Commission on August 16, 1999).
    10.14    Contract for Services dated June 28, 1999, by and between
             IXC Communications, Inc. and American Business Development
             Corp. (incorporated by reference to Exhibit 10.27 of IXC
             Communications, Inc.'s Form 10-Q dated August 16, 1999 and filed with the Commission on August 16, 1999).
    10.15    Joint Reporting Agreement dated June 15, 1999 among the
             Filing Persons (incorporated by reference to Exhibit 1 of
             IXC Communications, Inc.'s Amendment No. 1 to Form 13D dated
             June 15, 1999 and filed with the Commission on June 17,
             1999).
    10.16    Master Agreement dated as of June 2, 1999 between MLI and
             Internet (incorporated by reference to Exhibit 2 of IXC
             Communications, Inc.'s Amendment No. 1 to Form 13D dated
             June 15, 1999 and filed with the Commission on June 17,
             1999).
    10.17    Securities Loan Agreement dated as of June 2, 1999 between
             MLI and Internet (incorporated by reference to Exhibit 3 of
             IXC Communications, Inc.'s Amendment No. 1 to Form 13D dated
             June 15, 1999 and filed with the Commission on June 17,
             1999).
    10.18    Confirmation of OTC Transaction dated as of June 3, 1999
             between Merrill Lynch International and IXC Internet
             Services, Inc. (incorporated by reference to Exhibit 4 of
             IXC Communications, Inc.'s Amendment No. 2 to Form 13D dated
             June 25, 1999 and filed with the Commission on June 29,
             1999).
    10.19    Confirmation of OTC Transaction dated as of July 6, 1999
             between Merrill Lynch International and IXC Internet
             Services, Inc. (incorporated by reference to Exhibit 1 of
             IXC Communications, Inc.'s Amendment No. 4 to Form 13D dated
             July 31, 1999 and filed with the Commission on August 5,
             1999).

    EXHIBIT
    NUMBER                           DESCRIPTION
    -------                          -----------
    10.20    Employment Agreement dated as of December 7, 1998, by and
             between IXC Communications, Inc. and Michael W. Vent
             (incorporated by reference to Exhibit 10.25 to IXC
             Communications, Inc.'s Form 10-K dated March 26, 1999 and
             filed with the Commission on March 31, 1999).
    10.21+   Lease Agreement dated October 1, 1998, between The
             Prudential Insurance Company of America (as successor in
             interest to Kramer 34 HP, Ltd.), as Landlord, and IXC
             Communications Services, Inc., as Tenant, as amended by the
             First Amendment to Lease Agreement dated December 29, 1998, the Second Amendment to Lease Agreement dated May 13, 1999, the Third Amendment to Lease Agreement dated June 1999, the
             Fourth Amendment to Lease Agreement dated August 16, 1999, and the Fifth Amendment to Lease Agreement dated October 1,
             1999, relating to certain space in the building commonly
             known as Kramer 3 in Austin, Texas.
    10.22+   Lease Agreement dated May 13, 1999, between Kramer 34 HP,
             Ltd., as Landlord, and IXC Communications Services, Inc., as
             Tenant, as amended by the First Amendment to Lease Agreement dated June 1999, relating to certain space in the building commonly known as Kramer 2 in Austin, Texas.
    27.1+    Financial Data Schedule.

---------------
+ Filed herewith.

     (b) Reports on Form 8-K.

          (1) Form 8-K dated July 21, 1999 and filed with the Commission on July 21, 1999 with respect to a press release announcing the agreement between IXC Communications, Inc. and Cincinnati Bell Inc. to an Agreement and Plan of Merger and a press release reporting on IXC Communications, Inc.'s anticipated results of operations for the fiscal quarter ending July 31, 1999.

          (2) Form 8-K dated July 26, 1999 and filed with the Commission on July 27, 1999 announcing the Agreement and Plan of Merger dated as of July 20, 1999, among IXC Communications, Inc., Cincinnati Bell Inc. and Ivory Merger Inc. and the Stockholders Agreements and Stock Option Agreements related thereto.

          (3) Form 8-K dated August 3, 1999 and filed with the Commission on August 4, 1999 with respect to a press release announcing IXC Communications, Inc.'s results of operations for the fiscal quarter ended July 31, 1999.

          (4) Form 8-K dated August 6, 1999 and filed with the Commission on August 9, 1999 with respect to two Schedules 13D filed with the Commission relating to the common stock of PSINet Inc.

          (5) Form 8-K dated September 14, 1999 and filed with the Commission on September 14, 1999 with respect to a press release announcing the completion of a $310 million credit facility with Bank of America, N.A.

          (6) Form 8-K dated September 19, 1999 and filed with the Commission on September 21, 1999 reporting the approval by IXC Communications, Inc.'s board of directors of the purchase by Oak Hill Capital Partners, L.P. of up to five percent of IXC Communications, Inc.'s common stock in the open market.

          (7) Form 8-K dated September 21, 1999 and filed with the Commission on September 24, 1999 reporting that IXC Communications, Inc.'s 7 1/4% Junior Convertible Preferred Stock Due 2007, Depositary Shares representing 1/20 of a share of the 6 3/4% Cumulative Convertible Preferred Stock and 12 1/2% Series B Junior Exchangeable Preferred Stock Due 2009 began trading on the New York Stock Exchange.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                          IXC COMMUNICATIONS, INC.

                                          By:      /s/ STANLEY W. KATZ
                                            ------------------------------------
                                                      Stanley W. Katz
                                                  Chief Financial Officer
                                                (Duly Authorized Officer and
                                                Principal Financial Officer)

Dated: November 15, 1999

                                 EXHIBIT INDEX

    EXHIBIT
    NUMBER                           DESCRIPTION
    -------                          -----------
     2.1     Agreement and Plan of Merger dated as of July 20, 1999,
             among Cincinnati Bell Inc., IXC Communications, Inc. and
             Ivory Merger Inc. (incorporated by reference to Exhibit 2.1 of Cincinnati Bell Inc.'s Form 8-K dated July 22, 1999 and filed with the Commission on July 23, 1999).
     2.2     Amendment No. 1 dated as of October 13, 1999, among
             Cincinnati Bell Inc., IXC Communications, Inc. and Ivory
             Merger Inc. (incorporated by reference to Exhibit 2.1 of IXC
             Communications, Inc.'s Form 8-K dated October 14, 1999 and filed with the Commission on October 14, 1999).
     3.1+    Restated Certificate of Incorporation of IXC Communications,
             Inc., as amended.
     3.2+    Bylaws of IXC Communications, Inc., as amended.
     4.1     Indenture dated as of October 5, 1995, by and among IXC
             Communications, Inc., on its behalf and as
             successor-in-interest to I-Link Holdings, Inc. and IXC
             Carrier Group, Inc., each of IXC Carrier, Inc., on its
             behalf and as successor-in-interest to I-Link, Inc., CTI
             Investments, Inc., Texas Microwave Inc. and WTM Microwave
             Inc., Atlantic States Microwave Transmission Company,
             Central States Microwave Transmission Company, Telcom
             Engineering, Inc., on its behalf and as
             successor-in-interest to SWTT Company and Microwave Network,
             Inc., Tower Communication Systems Corp., West Texas
             Microwave Company, Western States Microwave Transmission
             Company, Rio Grande Transmission, Inc., IXC Long Distance,
             Inc., Link Net International, Inc. (collectively, the
             "Guarantors"), and IBJ Schroder Bank & Trust Company, as
             Trustee (the "Trustee"), with respect to the 12 1/2% Series
             A and Series B Senior Notes due 2005 (incorporated by
             reference to Exhibit 4.1 of IXC Communications, Inc.'s and each of the Guarantor's Registration Statement on Form S-4 filed with the Commission on April 1, 1996 (File No.
             333-2936) (the "S-4")).
     4.2     Form of 12 1/2% Series A Senior Notes due 2005 (incorporated by reference to Exhibit 4.6 of the S-4).
     4.3     Form of 12 1/2% Series B Senior Notes due 2005 and
             Subsidiary Guarantee (incorporated by reference to Exhibit
             4.8 of IXC Communications, Inc.'s Amendment No. 1 to
             Registration Statement on Form S-1 filed with the Commission on June 13, 1996 (File No. 333-4061) (the "S-1 Amendment")).
     4.4     Amendment No. 1 to Indenture and Subsidiary Guarantee dated as of June 4, 1996, by and among IXC Communications, Inc., the Guarantors and the Trustee (incorporated by reference to
             Exhibit 4.11 of the S-1 Amendment).
     4.5     Indenture dated as of August 15, 1997, between IXC
             Communications, Inc. and The Bank of New York (incorporated by reference to Exhibit 4.2 of IXC Communications, Inc.'s
             Current Report on Form 8-K dated August 20, 1997, and filed with the Commission on August 28, 1997 (the "8-K")).
     4.6     First Supplemental Indenture dated as of October 23, 1997, among IXC Communications, Inc., the Guarantors, IXC
             International, Inc. and IBJ Schroder Bank & Trust Company
             (incorporated by reference to Exhibit 4.13 of IXC
             Communications, Inc.'s Annual Report on Form 10-K for the
             year ended December 31, 1997, and filed with the Commission on March 16, 1998 (the "1997 10-K")).
     4.7     Second Supplemental Indenture dated as of December 22, 1997, among IXC Communications, Inc., the Guarantors, IXC Internet
             Services, Inc., IXC International, Inc. and IBJ Schroder
             Bank & Trust Company (incorporated by reference to Exhibit
             4.14 of the 1997 10-K).

    EXHIBIT
    NUMBER                           DESCRIPTION
    -------                          -----------
     4.8     Third Supplemental Indenture dated as of January 6, 1998,
             among IXC Communications, Inc., the Guarantors, IXC Internet
             Services, Inc., IXC International, Inc. and IBJ Schroder
             Bank & Trust Company (incorporated by reference to Exhibit
             4.15 of the 1997 10-K).
     4.9     Fourth Supplemental Indenture dated as of April 3, 1998,
             among IXC Communications, Inc., the Guarantors, IXC Internet
             Services, Inc., IXC International, Inc., and IBJ Schroder
             Bank & Trust Company (incorporated by reference to Exhibit
             4.15 of IXC Communications, Inc.'s Registration Statement on
             Form S-3 filed with the Commission on May 12, 1998 (File No.
             333-52433)).
     4.10    Purchase Agreement dated as of April 16, 1998, by and among
             IXC Communications, Inc., CS First Boston, Merrill, Morgan
             Stanley and Nationsbanc Montgomery Securities LLC
             (incorporated by reference to Exhibit 4.1 of IXC
             Communications, Inc.'s Current Report on Form 8-K dated
             April 21, 1998, and filed with the Commission on April 22,
             1998 (the "April 22, 1998 8-K").
     4.11    Indenture dated as of April 21, 1998, between IXC
             Communications, Inc. and IBJ Schroder Bank & Trust Company,
             as Trustee (incorporated by reference to Exhibit 4.3 of the
             April 22, 1998 8-K).
    10.1     Office Lease dated as of June 21, 1989 with USAA Real Estate
             Company, as amended (incorporated by reference to Exhibit
             10.1 of the S-4).
    10.2     Equipment Lease dated as of December 1, 1994, by and between
             DSC Finance Corporation and Switched Services
             Communications, L.L.C.; Assignment Agreement dated as of
             December 1, 1994, by and between Switched Services
             Communications, L.L.C. and DSC Finance Corporation; and
             Guaranty dated December 1, 1994, made in favor of DSC
             Finance Corporation by IXC Communications, Inc.
             (incorporated by reference to Exhibit 10.2 of the S-4).
    10.3     Amended and Restated Development Agreement by and between
             Intertech Management Group, Inc. and IXC Long Distance, Inc.
             (incorporated by reference to Exhibit 10.7 of IXC
             Communications, Inc.'s and the Guarantors' Amendment No. 1
             to Registration Statement on Form S-4 filed with the
             Commission on May 20, 1996 (File No. 333-2936) ("Amendment
             No. 1 to S-4")).
    10.4     Third Amended and Restated Service Agreement dated as of
             April 16, 1998, among IXC Long Distance, Inc., IXC Carrier,
             Inc., IXC Broadband, Inc. and Excel Telecommunications, Inc.
             (incorporated by reference to Exhibit 10.6 of IXC
             Communications, Inc.'s Quarterly Report on Form 10-Q for the
             quarter ended June 30, 1998, filed with the Commission on
             May 15, 1998 (the "June 30, 1998 10-Q")).
    10.5     Equipment Purchase Agreement dated as of January 16, 1996, by and between Siecor Corporation and IXC Carrier, Inc.
             (incorporated by reference to Exhibit 10.9 of the S-4).
    10.6     IRU Agreement dated as of November 1995 between WorldCom,
             Inc. and IXC Carrier, Inc. (incorporated by reference to
             Exhibit 10.11 of Amendment No. 1 to the S-4).
    10.7     Lease dated as of June 4, 1997, between IXC Communications,
             Inc. and Carramerca Realty, L.P. (incorporated by reference to Exhibit 10.17 of the June 30, 1997 10-Q).
    10.8     IRU and Stock Purchase Agreement dated as of July 22, 1997, between IXC Internet Services, Inc. and PSINet Inc.
             (incorporated by reference to Exhibit 10.19 of IXC
             Communications, Inc.'s Amendment No. 1 to Form 10-Q/A for
             the quarter ended September 30, 1997 filed with the
             Commission on December 12, 1997 (the "September 30, 1997
             10-Q/A")).
    10.9     Joint Marketing and Services Agreement dated as of July 22,
             1997, between IXC Internet Services, Inc. and PSINet Inc.
             (incorporated by reference to Exhibit 10.20 of the September
             30, 1997 10-Q/A).

    EXHIBIT
    NUMBER                           DESCRIPTION
    -------                          -----------
    10.10    Employment Agreement dated as of September 9, 1997, between
             Benjamin L. Scott and IXC Communications, Inc. (incorporated by reference to Exhibit 10.21 of IXC Communication Inc.'s
             Amendment No. 1 to Registration Statement on S-4 filed with the Commission on December 15, 1997 (File No. 333-37157)
             ("Amendment No. 1 to the EPS S-4")).
    10.11    Employment Agreement dated April 8, 1999, by and between IXC
             Communications, Inc. and Valerie G. Walden (incorporated by reference to Exhibit 10.24 of IXC Communications, Inc.'s
             Form 10-Q dated August 16, 1999 and filed with the
             Commission on August 16, 1999).
    10.12    Employment Agreement dated April 26, 1999, by and between
             IXC Communications, Inc. and James F. Guthrie (incorporated by reference to Exhibit 10.25 of IXC Communications, Inc.'s
             Form 10-Q dated August 16, 1999 and filed with the
             Commission on August 16, 1999).
    10.13    Employment Agreement dated May 27, 1999, by and between IXC
             Communications, Inc. and John M. Zrno (incorporated by
             reference to Exhibit 10.26 of IXC Communications, Inc.'s
             Form 10-Q dated August 16, 1999 and filed with the
             Commission on August 16, 1999).
    10.14    Contract for Services dated June 28, 1999, by and between
             IXC Communications, Inc. and American Business Development
             Corp. (incorporated by reference to Exhibit 10.27 of IXC
             Communications, Inc.'s Form 10-Q dated August 16, 1999 and filed with the Commission on August 16, 1999).
    10.15    Joint Reporting Agreement dated June 15, 1999 among the
             Filing Persons (incorporated by reference to Exhibit 1 of
             IXC Communications, Inc.'s Amendment No. 1 to Form 13D dated
             June 15, 1999 and filed with the Commission on June 17,
             1999).
    10.16    Master Agreement dated as of June 2, 1999 between MLI and
             Internet (incorporated by reference to Exhibit 2 of IXC
             Communications, Inc.'s Amendment No. 1 to Form 13D dated
             June 15, 1999 and filed with the Commission on June 17,
             1999).
    10.17    Securities Loan Agreement dated as of June 2, 1999 between
             MLI and Internet (incorporated by reference to Exhibit 3 of
             IXC Communications, Inc.'s Amendment No. 1 to Form 13D dated
             June 15, 1999 and filed with the Commission on June 17,
             1999).
    10.18    Confirmation of OTC Transaction dated as of June 3, 1999
             between Merrill Lynch International and IXC Internet
             Services, Inc. (incorporated by reference to Exhibit 4 of
             IXC Communications, Inc.'s Amendment No. 2 to Form 13D dated
             June 25, 1999 and filed with the Commission on June 29,
             1999).
    10.19    Confirmation of OTC Transaction dated as of July 6, 1999
             between Merrill Lynch International and IXC Internet
             Services, Inc. (incorporated by reference to Exhibit 1 of
             IXC Communications, Inc.'s Amendment No. 4 to Form 13D dated
             July 31, 1999 and filed with the Commission on August 5,
             1999).
    10.20    Employment Agreement dated as of December 7, 1998, by and
             between IXC Communications, Inc. and Michael W. Vent
             (incorporated by reference to Exhibit 10.25 to IXC
             Communications, Inc.'s Form 10-K dated March 26, 1999 and
             filed with the Commission on March 31, 1999).

    EXHIBIT
    NUMBER                           DESCRIPTION
    -------                          -----------
    10.21+   Lease Agreement dated October 1, 1998, between The
             Prudential Insurance Company of America (as successor in
             interest to Kramer 34 HP, Ltd.), as Landlord, and IXC
             Communications Services, Inc., as Tenant, as amended by the
             First Amendment to Lease Agreement dated December 29, 1998, the Second Amendment to Lease Agreement dated May 13, 1999, the Third Amendment to Lease Agreement dated June 1999, the
             Fourth Amendment to Lease Agreement dated August 16, 1999, and the Fifth Amendment to Lease Agreement dated October 1,
             1999, relating to certain space in the building commonly
             known as Kramer 3 in Austin, Texas.
    10.22+   Lease Agreement dated May 13, 1999, between Kramer 34 HP,
             Ltd., as Landlord, and IXC Communications Services, Inc., as
             Tenant, as amended by the First Amendment to Lease Agreement dated June 1999, relating to certain space in the building commonly known as Kramer 2 in Austin, Texas.
    27.1+    Financial Data Schedule.

---------------
+ Filed herewith.

     (b) Reports on Form 8-K.

          (1) Form 8-K dated July 21, 1999 and filed with the Commission on July 21, 1999 with respect to a press release announcing the agreement between IXC Communications, Inc. and Cincinnati Bell, Inc. to an Agreement and Plan of Merger and a press release reporting on IXC Communications, Inc.'s anticipated results of operations for the fiscal quarter ending July 31, 1999.

          (2) Form 8-K dated July 26, 1999 and filed with the Commission on July 27, 1999 announcing the Agreement and Plan of Merger dated as of July 20, 1999, among IXC Communications, Inc., Cincinnati Bell Inc. and Ivory Merger Inc. and the Stockholders Agreements and Stock Option Agreements related thereto.

          (3) Form 8-K dated August 3, 1999 and filed with the Commission on August 4, 1999 with respect to a press release announcing IXC Communications, Inc.'s results of operations for the fiscal quarter ended July 31, 1999.

          (4) Form 8-K dated August 6, 1999 and filed with the Commission on August 9, 1999 with respect to two Schedules 13D filed with the Commission relating to the common stock of PSINet Inc.

          (5) Form 8-K dated September 14, 1999 and filed with the Commission on September 14, 1999 with respect to a press release announcing the completion of a $310 million credit facility with Bank of America, N.A.

          (6) Form 8-K dated September 19, 1999 and filed with the Commission on September 21, 1999 reporting the approval by IXC Communications, Inc.'s board of directors of the purchase by Oak Hill Capital Partners, L.P. of up to five percent of IXC Communications, Inc.'s common stock in the open market.

          (7) Form 8-K dated September 21, 1999 and filed with the Commission on September 24, 1999 reporting that IXC Communications, Inc.'s 7 1/4% Junior Convertible Preferred Stock Due 2007, Depositary Shares representing 1/20 of a share of the 6 3/4% Cumulative Convertible Preferred Stock and 12 1/2% Series B Junior Exchangeable Preferred Stock Due 2009 began trading on the New York Stock Exchange.