Form 10-Q/A
period 1999-09-30
IXC COMMUNICATIONS INC
filed 2000-01-07
CIK 1009532

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                            ------------------------

                                  FORM 10-Q/A
                            ------------------------

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

     This Amendment No. 1 on Form 10-Q/A amends and supersedes in all respects the original version of this document as filed on November 15, 1999. The amendment is required as it has been determined that the Company's filing agent filed an incorrect version of the document due to an internal procedural error.

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

     The number of shares of Common Stock, $.01 par value, outstanding (the only class of common stock of the Company outstanding) was 37,710,281 on November 8, 1999.

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                   IXC COMMUNICATIONS, INC. AND SUBSIDIARIES

                              REPORT ON FORM 10-Q
                    FOR THE QUARTER ENDED SEPTEMBER 30, 1999

                               TABLE OF CONTENTS

                                                                          PAGE
                                                                          ----
                    PART I. FINANCIAL INFORMATION
Item 1.   Condensed Consolidated Financial Statements (Unaudited)
          Condensed Consolidated Balance Sheets as of September 30,
            1999 and December 31, 1998................................      3
          Condensed Consolidated Statements of Operations for the
            Three and Nine Months Ended September 30, 1999 and 1998...      4
          Condensed Consolidated Statements of Cash Flows for the Nine
            Months Ended September 30, 1999 and 1998..................      5
          Notes to Condensed Consolidated Financial Statements........      6
Item 2.   Management's Discussion and Analysis of Financial Condition
            and Results of Operations.................................     13
Item 3.   Quantitative and Qualitative Disclosures About Market
            Risk......................................................     17

                      PART II. OTHER INFORMATION
Item 1.   Legal Proceedings...........................................     18
Item 2.   Changes in Securities and Use of Proceeds...................     18
Item 3.   Defaults Upon Senior Securities.............................     18
Item 4.   Submission of Matters to a Vote of Security Holders.........     18
Item 5.   Other Information...........................................     19
Item 6.   Exhibits and Reports on Form 8-K............................     19

SIGNATURES............................................................     23

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

                            IXC COMMUNICATIONS, INC.

                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (DOLLARS IN THOUSANDS)
                                  (UNAUDITED)

                                                               FOR THE NINE MONTHS
                                                               ENDED SEPTEMBER 30,
                                                              ----------------------
                                                                1999         1998
                                                              ---------    ---------
Net cash provided by operating activities...................  $ 140,165    $ 127,876
                                                              ---------    ---------
Investing activities:
  Capital Expenditures......................................   (449,691)    (336,609)
  Proceeds from collection of notes receivable..............        750        2,025
  Acquisitions, net of cash acquired and stock issued.......    (73,324)     (22,699)
  Proceeds from sale of property and equipment..............       (264)          --
  Investments in unconsolidated subsidiaries................     (6,220)     (26,885)
                                                              ---------    ---------
Net cash used in investing activities.......................   (528,749)    (384,168)
                                                              ---------    ---------

Financing activities:
  Proceeds from sale of 9% Senior Notes.....................         --      450,000
  Proceeds from sale of 6  3/4% Cumulative Convertible
     Preferred Stock........................................         --      147,213
  Proceeds from issuance of debt and capital lease
     obligations............................................    288,907       14,022
  Principal payments on debt and capital lease
     obligations............................................    (15,840)    (349,361)
  Redemption of 10% Junior Series 3 Cumulative Preferred
     Stock..................................................         --         (708)
  Stock option exercises....................................      6,731        3,445
  Payment of dividends on preferred stock...................     (8,464)      (6,544)
  Other financing activities................................         --      (14,438)
                                                              ---------    ---------
Net cash provided by financing activities...................    271,334      243,629
                                                              ---------    ---------
Effect of differing year-ends from merged entities..........         --       (1,502)
                                                              ---------    ---------
Net decrease in cash and cash equivalents...................   (117,250)     (14,165)
Cash and cash equivalents at beginning of period............    264,826      155,855
                                                              ---------    ---------
Cash and cash equivalents at end of period..................  $ 147,576    $ 141,690
                                                              =========    =========

Supplemental Disclosure of cash flow information:
  Cash paid for:
     Interest...............................................  $   5,943    $  23,117
                                                              =========    =========
     Taxes..................................................  $   1,369    $   3,092
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

  DCI Telecommunications

     In November 1998 the Company entered into an agreement to acquire 4.25 million shares of common stock of DCI Telecommunications, Inc. ("DCI"), as consideration for payment of amounts due from one of the Company's customers that was also a vendor of DCI. The agreement provided that DCI was to issue additional shares of common stock to the Company if the market value of the shares the Company owned did not reach $17.7 million by June 1, 1999. As of June 1, 1999, and subsequent thereto, the market value of the shares the Company owned was less than the $17.7 million guaranteed in the November 1998 agreement. DCI has publicly disclosed that it does not intend to issue additional shares to the Company. The Company intends to vigorously pursue the remedies to which it is entitled under the November 1998 agreement. As of September 30, 1999, the Company has written down its investment in DCI by $12.8 million to $5 million as a result of these uncertainties. This writedown was recorded in the second quarter 1999 in other income/expense in the condensed consolidated statement of operations contained in the Company's Form 10-Q for such quarter. As of September 30, 1999, the quoted market price declined from June 30, 1999. The Company considered the decline temporary and did not further reduce its investment in DCI. The investment in DCI is included in non-current marketable securities in the accompanying condensed consolidated balance sheet.

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

     Twenty-two Equal Employment Opportunity ("EEOC") suits, alleging sexual and racial discrimination and retaliation, have been filed by employees located in the Company's Houston, Texas office of its retail operations. Management was quick to respond to these allegations and is closely monitoring the discovery process. At this point, it is not possible to determine the amount, if any, of penalties which may arise from these lawsuits.

                   IXC COMMUNICATIONS, INC. AND SUBSIDIARIES

                                  (UNAUDITED)

     The Company is also involved in other legal proceedings arising in the ordinary course of business, some of which are covered by insurance. In the opinion of management, none of the claims relating to such proceedings will have a material adverse effect on the Company's financial condition, results of operations or cash flows.

 6. SEGMENT REPORTING

     The Company's financial reporting segments are based on the different types of products the Company offers. The segments consist of the private line segment, the switched long distance segment, and the data/ Internet segment. The segments are separately evaluated because the products or services sold are subject to different market forces and sales strategies. Management reviews the gross profits of each reporting segment, but views the costs of the network and administrative functions as supporting all business segments. Therefore, assets (other than accounts receivable), liabilities, general and administrative expenses, interest expense and income, and other expenses are not identified to any one segment. Losses from equity method subsidiaries are not identified to any one segment because those subsidiaries may have operations in multiple segments. All operating revenue shown is derived from sales to external customers. Revenue related to the sale of options in fibers that are jointly owned with other carriers are not reported in any segment. The summarized segment data is as follows (in thousands):

                                            PRIVATE    SWITCHED LONG    DATA &
  THREE MONTHS ENDED SEPTEMBER 30, 1999       LINE       DISTANCE      INTERNET    OTHER      TOTAL
  -------------------------------------     --------   -------------   --------   -------   ---------
Net operating revenue.....................  $ 76,073     $ 77,535      $ 5,556    $10,963   $ 170,127
Cost of services..........................    26,772       73,897        5,691         --     106,360
                                            --------     --------      -------    -------   ---------
Gross profit..............................    49,301        3,638         (135)    10,963      63,767
Operations and administration.............                                                     66,318
Restructuring charges.....................                                                      6,744
Depreciation and amortization.............                                                     50,651
Merger and other infrequent costs.........                                                      1,078
                                                                                            ---------
Operating loss............................                                                    (61,024)
Interest income...........................                                                      1,039
Interest expense..........................                                                    (10,536)
Equity loss from unconsolidated
  Subsidiaries............................                                                     (3,066)
Other, net................................                                                         (4)
                                                                                            ---------
Loss before provision for income taxes,
  minority interest, and extraordinary
  item....................................                                                  $ (73,591)
                                                                                            =========

                   IXC COMMUNICATIONS, INC. AND SUBSIDIARIES

                                  (UNAUDITED)

                                            PRIVATE    SWITCHED LONG    DATA &
  THREE MONTHS ENDED SEPTEMBER 30, 1998       LINE       DISTANCE      INTERNET    OTHER      TOTAL
  -------------------------------------     --------   -------------   --------   -------   ---------
Net operating revenue.....................  $ 61,908     $110,741      $ 3,631    $ 8,989   $ 185,269
Cost of services..........................    19,750       86,337        3,897         --     109,984
                                            --------     --------      -------    -------   ---------
Gross profit..............................    42,158       24,404         (266)     8,989      75,285
Operations and administration.............                                                     40,094
Depreciation and amortization.............                                                     34,801
Merger and other infrequent costs.........                                                        444
                                                                                            ---------
Operating loss............................                                                        (54)
Interest income...........................                                                      2,159
Interest expense..........................                                                     (7,580)
Equity loss from unconsolidated
  subsidiaries............................                                                     (8,307)
Other, net................................                                                        181
                                                                                            ---------
Loss before provision for income taxes,
  minority interest, and extraordinary
  item....................................                                                  $ (13,601)
                                                                                            =========

                                            PRIVATE    SWITCHED LONG    DATA &
   NINE MONTHS ENDED SEPTEMBER 30, 1999       LINE       DISTANCE      INTERNET    OTHER      TOTAL
   ------------------------------------     --------   -------------   --------   -------   ---------
Net operating revenue.....................  $220,506     $230,180      $16,084    $22,607   $ 489,377
Cost of services..........................    79,005      225,536       14,912         --     319,453
                                            --------     --------      -------    -------   ---------
Gross profit..............................   141,501        4,644        1,172     22,607     169,924
Operations and administration.............                                                    179,075
Restructuring charges.....................                                                     32,570
Depreciation and amortization.............                                                    126,494
Merger and other infrequent costs.........                                                      1,223
                                                                                            ---------
Operating loss............................                                                   (169,438)
Interest income...........................                                                      8,702
Interest expense..........................                                                    (30,645)
Equity loss from unconsolidated
  subsidiaries............................                                                    (19,048)
Other, net................................                                                    (12,729)
                                                                                            ---------
Loss before provision for income taxes,
  minority interest, and extraordinary
  item....................................                                                  $(223,158)
                                                                                            =========

                   IXC COMMUNICATIONS, INC. AND SUBSIDIARIES

                                  (UNAUDITED)

                                            PRIVATE    SWITCHED LONG    DATA &
   NINE MONTHS ENDED SEPTEMBER 30, 1998       LINE       DISTANCE      INTERNET    OTHER      TOTAL
   ------------------------------------     --------   -------------   --------   -------   ---------
Net operating revenue.....................  $154,480     $330,010      $ 5,308    $ 8,989   $ 498,787
Cost of services..........................    61,387      255,598        8,541         --     325,526
                                            --------     --------      -------    -------   ---------
Gross profit..............................    93,093       74,412       (3,233)     8,989     173,261
Operations and administration.............                                                     99,422
Depreciation and amortization.............                                                     77,589
Merger and other infrequent costs.........                                                      8,089
                                                                                            ---------
Operating loss............................                                                    (11,839)
Interest income...........................                                                      7,080
Interest expense..........................                                                    (22,421)
Equity loss from unconsolidated
  subsidiaries............................                                                    (30,326)
Other, net................................                                                        357
                                                                                            ---------
Loss before provision for income taxes,
  minority interest, and extraordinary
  item....................................                                                  $ (57,149)
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

     In the third quarter of 1999, the Company recorded a charge of approximately $8.3 million relating to the restructuring of the organization and to exit certain foreign operations. The plan was developed by the new Chief Executive Officer after reviewing the Company's operations. The workforce reduction of 15 employees included management, administrative and foreign sales personnel. The employees were notified of this program during July and August of 1999. Generally, all of the charges are expected to be paid by the first quarter of 2000.

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

                   IXC COMMUNICATIONS, INC. AND SUBSIDIARIES

                                  (UNAUDITED)

agreement. None of the Company's IRU agreements include title transfer. The Company has always recognized the profit from IRU agreements over the term of the IRU agreement; therefore, no change in accounting will be required.

10. MERGER WITH CINCINNATI BELL, INC.

     On July 20, 1999, the Company entered into a definitive merger agreement with CBI, a diversified telecommunications company headquartered in Cincinnati, Ohio. In accordance with the terms of the merger agreement, CBI purchased 5 million shares of the Company's common stock for $50 per share, in cash, from the General Electric Pension Trust ("GEPT").

     In July 1999, five stockholder class action suits were filed in the Delaware Court of Chancery (the "Court") against the Company, certain former members of the Company's board of directors, CBI and Ivory Merger Inc. These complaints allege, among other things, that the defendants had breached their fiduciary duties to the Company's stockholders by failing to maximize stockholder value in connection with entering into the merger agreement. The complaints seek charges and a court order enjoining completion of the merger. On August 12, 1999, plaintiffs in the various actions moved for a preliminary injunction to prevent the completion of the merger pending a full hearing on the merits. A hearing in connection with that motion was held on October 20, 1999. In an October 27, 1999 ruling, the Court denied plaintiffs' request for a pecuniary injunction. However, the Court did not rule on the merits of the class action suits, and these suits remain subject to further litigation. The Company believes that the suits are without merit and intends to vigorously defend against these complaints.

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

CONSOLIDATED OVERVIEW

     Net operating revenue for the quarter and nine months ended September 30, 1999 decreased $15.1 million (8.2%) and $9.4 million (1.9%), respectively, from the 1998 periods. The current year's revenue included the results of Coastal beginning on its acquisition date of May 10, 1999. These year-over-year decreases reflect significant declines in the wholesale portion of the switched service operations that more than offset increases in private line and data/Internet service revenue. Other revenue of $11.0 million for the third quarter of 1999 and $22.6 million for the nine-month period relates to the sale of an option of usage rights in fibers that are owned jointly with another carrier.

     Cost of services primarily reflects access charges paid to local exchange carriers ("LEC's") and transmission lease payments (monetary and nonmonetary) to other carriers. In comparison to the same periods in 1998, cost of services decreased $3.6 million (3.3%) and $6.1 million (1.9%) for the quarter and nine months ended September 30, 1999, respectively. During both periods, increases in transmission lease expense and data/Internet costs were more than offset by decreases in access costs relating to the reduction in the wholesale portion of the switched service revenue. Access cost as a percentage of net switched service revenue has increased year-over-year due to price competition and the impact of the FCC mandated access reform, which became effective in July 1998. In 1999 access cost was 84.9% and 87.9% of net switched service revenue for the quarter and nine months respectively, versus 69.6% and 69.3% for the same periods in 1998.

     Operations and administrative costs increased $26.2 million and $79.7 million for the quarter and nine months ended September 30, 1999 to $66.3 million and $179.1 million, respectively. These increases were driven by additional headcount, from 1,449 at September 1998 to 2,121 at September 1999. This headcount increase includes additional sales personnel hired by the Company to staff the 13 new sales offices opened in 1999. Current year headcount includes employees associated with Coastal, which was acquired by the Company effective May 10, 1999. The focus of these increased costs is to build the retail channel's infrastructure as well as to upgrade the level of information technology across the Company. Costs were also incurred to operate the larger fiber optic network which increased from 9,217 route miles at September 1998 to 13,800 route miles at September 1999.

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

     Depreciation and amortization expense increased $15.9 million and $48.9 million for the quarter and nine months ended September 30, 1999 respectively, reflecting the Company's increased investment in the fiber optic network and the amortization of goodwill from the Coastal acquisition. The network's route miles increased from 9,217 at September 1998 to 13,800 at September 1999.

     Merger and other infrequent costs increased $0.6 million for the quarter and decreased $6.9 million for the nine months ended September 30, 1999. The current quarter's increase reflects costs associated with the CBI merger versus a lower level of costs associated with the Eclipse merger in the same quarter in the prior year. The nine-month decrease is due to the higher amount of costs incurred for the Eclipse merger than have been incurred to date for the CBI merger. The Company expects to incur additional costs of approximately $12 million for legal, accounting and other professional fees during the fourth quarter of 1999 related to the merger with CBI.

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

     Losses from unconsolidated subsidiaries decreased $5.2 million and $11.3 million for the quarter and nine months ended September 30, 1999, respectively. The quarterly decrease is mainly due to losses in the prior year's from MarcaTel. No such losses were recorded this year as the Company's investment in MarcaTel was written down to zero in 1998 and no further significant additional funding is required. The Company stopped recognizing PSINet losses and began accounting for this investment using the cost method during the second quarter of 1998 as its level of ownership and influence over PSINet had reduced. The year-to-date decrease is due to the reduction in losses recorded for MarcaTel and PSINet partially offset by the $10.8 million write-off of the Company's joint venture with Unidial in the second quarter of 1999.

     The year-to-date increase in other income/expense of $13.1 million is mainly due to the $12.8 million reduction of the investment in DCI during the current year as described in Note 2 to the condensed consolidated financial statements. For the quarter ended September 30, 1999, other, income/expense was modestly lower than the same period in the prior year.

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

SEGMENT INFORMATION

  Private Line Services

     Net private line revenue increased $14.2 million (22.9%) and $66.0 million (42.7%) for the quarter and nine months ended September 30, 1999, respectively. The revenue improvement reflects increased capacity requirements in the industry. These increases are primarily due to three large contracts, including one with a significant Internet service provider ("ISP") and the private line agreement with Excel Communications. The gross profit for this segment improved to $49.3 million and $141.5 million for the quarter and nine months ended September 30, 1999, respectively. The gross margin percentage improved from 64.5% to 64.8% quarter over quarter and from 60.3% to 64.2% for the nine-month periods. These improvements reflect an increased use of the Company's network to provide services.

  Switched Service Revenue

     Switched long distance revenue declined $33.2 million (30.0%) to $77.5 million during the third quarter of 1999 and $99.8 million (30.3%) to $230.2 million year-to-date. These declines are primarily due to the conversion of the Company's agreement with Excel Communications, formerly the Company's largest customer, to a private line contract as it moved traffic to its own network, and the decision in the second quarter of 1999 to exit a portion of the wholesale switched service business. Revenue in the retail portion of the switched service business increased $11.1 million over the comparable 1998 quarter due to the acquisition of Coastal on May 10, 1999. Cost of services declined $12.4 million (14.4%) and $30.1 million (11.8%) for the quarter and nine months ended September 30, 1999, respectively, due to the reduction in traffic partially offset by increased fixed access charges. The switched service segment's gross margin declined $20.8 million for the quarter and $70.0 million year-to-date due mainly to the decline in net revenue discussed previously.

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

LIQUIDITY AND CAPITAL RESOURCES

     The Company has historically financed the expansion of its network through the issuance of debt and equity securities, the sale of IRU's in capacity and fiber, and through borrowing against its ownership in PSINet.

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

     Cash used in investing activities for the nine months ended September 30, 1999 increased $144.6 million (37.6%) over the prior year to $528.7 million, due to an increase of $113.1 million in capital expenditures, to continue the build-out of the Company's expansive fiber optic network, and an increase of $50.6 million in cash used for the acquisition of businesses. Coastal was acquired during 1999 versus several small Internet companies acquired during the prior year. These uses of cash were offset somewhat by a decrease of

$20.7 million in investments in unconsolidated subsidiaries between years as the Company slowed its funding of MarcaTel.

     Cash provided by financing activities increased $27.7 million (11.4%) to $271.3 million for the nine months ended September 30, 1999. During the same period in 1998, the Company issued $450 million in 9% Notes and $155.3 million in 6 3/4% Preferred Stock and redeemed $284.2 million of the 12 1/2% Senior Notes. During the nine months ended September 30, 1999, the Company entered into a $310 million credit facility with Bank of America and drew down $150 million in funds, borrowed $111.8 million against a portion of its PSINet stock and drew down $27.0 million from the line of credit used in the Coastal acquisition.

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

     The Company is required to make payments under the debt and capital lease arrangements remaining after the merger with CBI of $1.4 million, $5.9 million, $13.6 million, and $134.0 million for the remainder of 1999, 2000, 2001, and 2002, respectively. In addition, the Company is required to make semi-annual interest payments on its 9% Notes and the remaining 12 1/2% Senior Notes. Dividend payments on the 12 1/2% Preferred Stock are also required. The Company has the option of paying dividends in additional shares of 12 1/2% Preferred Stock through February 15, 2001. Management is currently evaluating whether dividends on the 12 1/2% preferred stock will be paid in cash or additional shares of stock. As of the date of this filing, no decision had been made. The Company anticipates that all other debt service will be paid from cash. Under the terms of the merger agreement, CBI is required to offer to purchase the 9% Senior Subordinated Notes at 101% of face value within 30 days of November 9, 1999, the date of consummation of the merger. CBI expects that funds from the new $1.8 billion credit facility will be utilized to fund any obligation created by this offer.

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

     As part of the Year 2000 initiative, management is developing contingency and business continuity plans tailored for Year 2000-related problems. The Company is in the process of completing an enterprise-wide business contingency plan. Elements of the plan are already in place, including working disaster recovery documents, a key supplier/business partner survey campaign, and a risk management program.

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

     A majority of the floating rate indebtedness was refinanced by CBI upon consummation of the merger.

                           PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

     Five lawsuits have been filed in the Court of Chancery of the State of Delaware relating to the Company's merger agreement with CBI. The first two suits, each filed on July 21, 1999 by Angie Garone and Dr. Mark Gross, respectively, each name the Company, Benjamin L. Scott, and the individuals on the Company's Board of Directors on July 20, 1999. The third suit, filed on July 23, 1999, by Robert Bernard names the same defendants as the first two suits. The fourth suit, filed on July 23, 1999, by James Intagliata names the same defendants of the previously filed suits with the addition of CBI. The fifth lawsuit was filed on July 27, 1999 by John D. Crawford, Carolyn Bagbey, Rick R. Davis, Donna Raoust, Olivier Raoust and David Glenn Tatum Smith and names the same defendants as the previous suits with the addition of Ivory Merger Inc., a wholly owned subsidiary of CBI. Each suit was brought by a purported stockholder, individually and allegedly as a class action on behalf of all of the Company's stockholders. The complaints allege, among other things, that the Company's former directors aided and abetted by CBI and Ivory Merger Inc., have breached their fiduciary duties to the Company's stockholders by failing to maximize stockholder value in connection with entering into the merger agreement. The complaints also allege that the no solicitation and termination provisions in the merger agreement with Cincinnati Bell improperly discourage other potential bidders and prevented the Company from entertaining higher offers. The complaints seek, among other things, damages. On August 12, 1999, plaintiffs in the various actions moved for a preliminary injunction to prevent the completion of the merger pending a full hearing on the merits. In an October 27, 1999 ruling the court refused to issue a court order enjoining the merger, however, the court did not rule on the merits of the class actions suits, and these suits remain subject to further litigation. The merger was consummated on November 9, 1999. The Company and CBI believe that the complaints are without merit and plan to vigorously defend themselves against these actions. The Company no longer considers these suits to be material.

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

                                          IXC COMMUNICATIONS, INC.

                                          By:      /s/ KEVIN W. MOONEY
                                            ------------------------------------
                                                      Kevin W. Mooney
                                                  Chief Financial Officer
                                                (Duly Authorized Officer and
                                                Principal Financial Officer)

Dated: January 7, 1999

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