Form 10-K
period 1999-12-31
BROADWING COMMUNICATIONS INC
filed 2000-03-31
CIK 1009532

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                            ------------------------

                                   FORM 10-K

(MARK ONE)

   /X/     ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
           SECURITIES EXCHANGE ACT OF 1934

                  FOR THE FISCAL YEAR ENDED DECEMBER 31, 1999
                                       OR

   / /     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
           SECURITIES EXCHANGE ACT OF 1934

        FOR THE TRANSITION PERIOD FROM ______________ TO ______________.

                         COMMISSION FILE NUMBER 0-20803

                            ------------------------

                         BROADWING COMMUNICATIONS INC.
             (Exact name of registrant as specified in its charter)

                          DELAWARE                                               74-2644120
      (State or other jurisdiction of incorporation or              (I.R.S. Employer Identification No.)
                       organization)

         1122 CAPITAL OF TEXAS HIGHWAY SOUTH, AUSTIN, TEXAS 78746-6426

      (Registrant's telephone number, including area code): (512) 328-1112

          SECURITIES REGISTERED PURSUANT TO SECTION 12(B) OF THE ACT:

                                                             NAME OF EACH EXCHANGE
TITLE OF EACH CLASS                                           ON WHICH REGISTERED
-------------------                                         ------------------------
12 1/2% Series B Junior Exchangeable Preferred Stock        New York Stock Exchange
  Due 2009 (par value $0.01 per share)

        SECURITIES REGISTERED PURSUANT TO SECTION 12(G) OF THE ACT: None

    Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes /X/ No / /

    Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. / /

    All outstanding shares of the Registrant's common stock are owned by Cincinnati Bell Inc. dba Broadwing Inc.

    The aggregate market value of the Preferred Stock of the Registrant held by non-affiliates of the Registrant on March 20, 2000 based on the closing price of the Preferred Stock on the New York Stock Exchange on such date, was $435,619,800.

    The number of shares of Preferred Stock outstanding was 395,120 on March 20, 2000.

                      DOCUMENTS INCORPORATED BY REFERENCE

    Portions of the Registrant's Information Statement to be filed with the Securities and Exchange Commission within 120 days of December 31, 1999.

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                         BROADWING COMMUNICATIONS INC.
                                   FORM 10-K
                  FOR THE FISCAL YEAR ENDED DECEMBER 31, 1999
                               TABLE OF CONTENTS

                                                                          PAGE
                                                                        --------
                                     PART I

Item 1.   Business....................................................      4
Item 2.   Properties..................................................      6
Item 3.   Legal Proceedings...........................................      7
Item 4.   Submission of Matters to a Vote of Security Holders.........      7

                                    PART II

Item 5.   Market for Registrant's Common Equity and Related
            Stockholder Matters.......................................      8
Item 6.   Selected Financial Data.....................................      9
Item 7.   Management's Discussion and Analysis of Financial Condition
            and Results of Operations.................................     10
Item 7A.  Quantitative and Qualitative Disclosures About Market
            Risk......................................................     20
Item 8.   Financial Statements and Supplementary Data.................     21
Item 9.   Changes in and Disagreements with Accountants on Accounting
            and Financial Disclosure..................................     51

                                    PART III

Item 10.  Directors and Executive Officers of the Registrant..........     52
Item 11.  Executive Compensation......................................     53
Item 12.  Security Ownership of Certain Beneficial Owners and
            Management................................................     53
Item 13.  Certain Relationships and Related Transactions..............     53

                                    PART IV

Item 14.  Exhibits, Financial Statement Schedules, and Reports on Form
            8-K.......................................................     54
Signatures............................................................     59

    PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995 SAFE HARBOR CAUTIONARY
                                   STATEMENT

                           FORWARD-LOOKING STATEMENTS

    "Forward-looking statements" have been included throughout this document. These statements describe the Company's attempt to predict future events. The words "believe," "anticipate," "expect," and similar expressions are used to identify forward-looking statements. You should be aware that these forward-looking statements are subject to a number of risks, assumptions, and uncertainties, such as:

    - Risks associated with our capital requirements and existing debt, including the need to provide working capital for operations;

    - Risks associated with increasing competition in the telecommunications industry, including industry over-capacity and declining prices;

    - Changes in laws and regulations that govern the telecommunications industry; and

    - Risks related to continuing our network expansion without delays including the need to obtain permits and rights-of-way.

    This list is only an example of some of the risks that may affect the forward-looking statements. If any of these risks or uncertainties materialize (or if they fail to materialize), or if the underlying assumptions are incorrect, then actual results may differ materially from those projected in the forward-looking statements. The Company undertakes no obligation to revise these statements to reflect future events or circumstances.

ITEM 1. BUSINESS

OVERVIEW

    On November 9, 1999, Cincinnati Bell Inc. ("Cincinnati Bell", "Broadwing" or "the Parent Company") acquired IXC Communications, Inc. through the merger of IXC and a wholly owned subsidiary of Cincinnati Bell ("the Merger"), with IXC surviving as a wholly owned subsidiary of CBI. IXC has since been renamed as Broadwing Communications Inc. and the Parent Company is now doing business as Broadwing Inc. A formal proposal to change the name of the Parent Company to Broadwing Inc. is subject to a vote of Cincinnati Bell shareholders on April 19, 2000.

    As a result of the merger, all of the then outstanding shares of IXC common stock were converted in a tax-free exchange into approximately 68.5 million shares of Cincinnati Bell common stock, based on a fixed exchange ratio of
2.0976 shares of Cincinnati Bell stock for each share of IXC common stock. In addition, IXC's 7 1/4% Convertible Preferred Stock and IXC's Depositary Shares representing 1/20(th) of a share of IXC's 6 3/4% Convertible Preferred Stock were converted into Cincinnati Bell 7 1/4% Convertible Preferred Stock and Cincinnati Bell Depositary Shares representing 1/20(th) of a share of Cincinnati Bell 6 3/4% Convertible Preferred Stock, respectively. Approximately five million shares of IXC common stock that were owned by Cincinnati Bell at the merger date are being accounted for as if retired and are not included in the aforementioned total. All of the outstanding options, warrants and other equity rights in IXC were converted into options, warrants and the rights to acquire Cincinnati Bell common shares according to the same terms and conditions as the IXC options, except that the exercise price and the number of shares issuable upon exercise were divided and multiplied, respectively, by 2.0976.

    Broadwing Communications Inc. and its subsidiaries (collectively referred to as "IXC," "Broadwing Communications" or "the Company") is an Austin, Texas based provider of telecommunications services. The Company utilizes an advanced network of approximately 16,000 miles of fiber-optic transmission facilities to provide private line, switched access, data transport, Internet-based and other services to end user customers. Additionally, network capacity is leased (in the form of indefeasible right-to-use agreements) to other telecommunications providers and to Internet service providers.

    Data services include private line services and data and Internet services. Private line services represent the long-haul transmission of voice, data and Internet traffic over dedicated circuits and are provided under bulk contracts with customers. Additionally, the private line category includes revenues resulting from indefeasible right-to-use ("IRU") agreements. IRU agreements typically cover a fixed period of time and represent the lease of capacity or network fibers. The Company currently maintains substantial excess network capacity and believes that the sale of IRU agreements has no negative impact on its ability to carry traffic for its wholesale and retail customers. IRU agreements are a standard practice among the Company's competitors. Data and Internet services represent the sale of high-speed data transport services such as frame relay, Internet access, and Internet-based services such as Web hosting and Web server collocation to customers. These revenues constituted a relatively small (3.5%) portion of the Company's 1999 revenues. However, the Company envisions a growing market for these types of services and it expects that the data and Internet category will provide a greater share of the Company's revenues in the future.

    Voice services represent billed minutes per use for long distance switched services, consisting of sales to both retail and wholesale customers. The Company currently believes that the best opportunity for switched services margin improvement lies with its retail customers. Accordingly, the Company is de-emphasizing the sale of switched services to wholesale customers. Those revenues declined 42.5% in 1999 versus 1998.

    The centerpiece of the Company's assets is its next-generation, fiber-optic network. This network is not yet fully constructed and will require significant expenditures to complete and to maintain. The construction of this network relies on readily available materials and supplies from an established group of vendors and relies on the ability to secure and retain land and rights-of-way for the location of network facilities. The Company may incur significant future expenditures in order to remove these facilities upon expiration of these rights-of-way agreements. In order to satisfy the Company's contractual commitments with respect to IRU agreements, approximately 1,700 fiber route miles must still be constructed at an estimated cost of $82 million.

    Since the Company's revenues are conditioned primarily on carrying voice and data traffic and the ratable recognition of contract revenues, its operations follow no particular seasonal pattern. However, the Company does receive a significant portion of its revenues from a relatively small group of interexchange carriers that are capable of constructing their own network facilities.

    Prices and rates for the Company's service offerings are primarily established through contractual agreements. Accordingly, the Company is influenced by the marketplace conditions such as the number of competitors, availability of comparable service offerings and the amount of fiber network capacity available from these competitors. The Company is confident that it is able to match these competitors on the basis of technology and is currently pursuing dramatic improvement with regard to critical processes, systems and the execution of its business strategy.

EMPLOYEES

    At December 31, 1999, the Company employed approximately 2,200 people, of whom 1,031 provided operational and technical services, 624 provided engineering services and the balance were engaged in administration and marketing. These employees are not represented by labor unions, and the Company considers employees relations to be good. The Company has not experienced any work stoppages.

RISK FACTORS

    INCREASED COMPETITION COULD COMPROMISE PROFITABILITY AND CASH FLOW

    The Company faces competition from well-managed and well-financed companies such as Level 3 Communications, Qwest Communications International, Global Crossings, and Williams Communications. These companies have similarly equipped fiber networks, are well-financed, and have enjoyed certain competitive advantages over the Company in the past. The Company's failure to successfully compete against these competitors could compromise its ability to continue construction of its network, which would have a material adverse effect on its business, financial condition and results of operations.

    Competition from other national providers could also impact the Company. The current and planned fiber network capacity of these and the aforementioned competitors could result in decreasing prices even as the demand for high-bandwidth services increases. Most of these competitors have announced plans to expand, or are currently in the process of expanding, their networks. Increased network capacity and traffic optimization could place downward pressure on prices, thereby making it difficult for the Company to maintain profit margins.

    INSUFFICIENCY OF CASH FLOW FOR PLANNED INVESTING AND FINANCING ACTIVITIES
     WILL RESULT IN A SUBSTANTIAL AMOUNT OF INDEBTEDNESS

    The Company is committed to the expansion of its nationwide fiber-optic network, and the continued construction of this network will result in a significant amount of capital expenditures in the near term. These initiatives will require a considerable amount of funding in the future, aggregating to approximately $1.3 billion over the next three years. Since the Company does not expect to generate sufficient cash flow to provide for these investing activities, it is dependent on the Parent Company for funding. In order to provide for these cash requirements, the Parent Company has obtained a

$2.1 billion credit facility from a group of 24 banking and non-banking institutions. The Parent Company anticipates that it will substantially increase its indebtedness in 2000 under this credit facility in order to provide for net operating losses, to fund its capital investment program, and to refinance existing debt.

    The Company will not be able to provide for its anticipated growth without the Parent Company borrowing from this credit facility. The ability to borrow from this credit facility is predicated on the Parent Company's ability to satisfy certain debt covenants that have been negotiated with lenders. Failure to satisfy these debt covenants could severely constrain the Parent Company's ability to borrow from the credit facility without receiving a waiver from these lenders. If the Company was unable to continue the construction of its fiber-optic network, current and potential customers could be lost to competitors, which would have a material adverse effect on its business, financial condition and results of operations.

    NETWORK EXPANSION IS DEPENDENT ON ACQUIRING AND MAINTAINING RIGHTS-OF-WAY
     AND PERMITS

    The expansion of the Company's network also depends on acquiring rights-of-way and required permits from railroads, utilities and governmental authorities on satisfactory terms and conditions and on financing such expansion. In addition, after the network is completed and required rights and permits are obtained, the Company cannot guarantee that it will be able to maintain all of the existing rights and permits. If the Company were to fail to obtain rights and permits or were to lose a substantial number of rights and permits, it would have a material adverse effect on its business, financial condition and results of operations.

    REGULATORY INITIATIVES MAY IMPACT THE COMPANY'S PROFITABILITY

    The Company, along with another of Parent Company's subsidiaries, is subject to regulatory oversight of varying degrees at the state and federal levels. Regulatory initiatives that would put either subsidiary at a competitive disadvantage or mandate lower rates for its services could result in lower overall profitability and cash flow for the Parent Company, and thereby increase its reliance on borrowed funds. This could potentially compromise the expansion of the Company's national fiber-optic network, which would have a material adverse effect on its business, financial condition and results of operations.

ITEM 2. PROPERTIES

    The principal properties of the Company consist of: (i) its nationwide fiber optic network completed or under construction, and (ii) the coast-to-coast microwave system consisting of microwave transmitters, receivers, towers and antennae, auxiliary power equipment, transportation equipment, equipment shelters and miscellaneous components. Generally, fiber optic system and microwave relay system components are standard commercial products available from a number of suppliers.

    The Company's principal offices are located in Austin, Texas and consist of three separate leased offices. The leases for these facilities expire at different times varying from July 2002 to July 2005. The Company also subleases former office space in two other locations in Austin. The sublease payments satisfy the monthly rental obligations under the original leases. The Company also leases approximately 55 other offices located throughout the United States for sales and administration of its switched long distance and data/Internet businesses.

    The Company leases sites for its switches in various metropolitan locations under lease agreements that expire between 2000 and 2005. Five of the Company's 13 voice switches are leased under capital leases from DSC Finance Corporation over a five-year term. In order to build the network, the Company has entered into approximately 387 site, conduit, right-of-way and storage leases. These sites are located across the United States, with lease terms ranging from 5 to 25 years.

    The gross investment in fiber-optic transmission facilities and other property and equipment, in millions of dollars, at December 31, 1999 and 1998 was as follows:

                                                          COMPANY    PREDECESSOR
                                                          --------   -----------
                                                            1999        1998
                                                          --------   -----------
Land and rights of way..................................  $  150.3     $    4.0
Buildings and leasehold improvements....................     253.8         39.0

Transmission system.....................................     972.7        905.7
Furniture, fixtures, vehicles and other.................     129.7         12.2
Fiber usage rights......................................      40.6         98.9
Construction in process.................................     207.1        133.9
                                                          --------     --------
  Total.................................................  $1,754.2     $1,193.7
                                                          ========     ========

ITEM 3. LEGAL PROCEEDINGS

    The information required by this item is included in Note 14 of the Notes to Financial Statements that are contained in Item 8, "Financial Statements and Supplementary Data".

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

    On October 29, 1999, the Company held a special meeting of its stockholders. The stockholders of the Company approved two proposals. The stockholders approved a proposal to adopt a merger agreement among Cincinnati Bell Inc., Ivory Merger, Inc. (a subsidiary of Cincinnati Bell Inc.), and the Company pursuant to which the Company became a subsidiary of Cincinnati Bell and each outstanding share of the Company common stock, excluding any shares of stock held by the parties to the merger agreement, was converted into the right to receive 2.0976 common shares of Cincinnati Bell common stock. This proposal was approved, with 29,277,958 common shares (99.8%) voting to adopt the merger agreement, 56,826 common shares (0.2%) voting against adoption of the merger agreement, and 8,855 common shares abstaining from and broker non-votes in connection with the proposal. The stockholders also approved a proposal to adopt an agreement governing the Company's internal reorganization between the Company and a wholly owned subsidiary of the Company, involving a merger of the Company and a wholly owned subsidiary of the Company, which took place immediately before the merger of the Company and Cincinnati Bell Inc. This proposal was also approved, with 29,263,888 common shares (99.8%) voting to approve the internal reorganization, 48,091 common shares (0.2%) voting against approval of the internal reorganization, and 31,660 common shares abstaining from and broker non-votes in connection with the proposal. These were the only items submitted for a vote of security holders during this special meeting.

    In December 1999, the Company furnished an Information Statement to the stockholders of the Company pursuant to Rule 14c-2 under the Securities Exchange Act of 1934 in connection with an amendment (the "Amendment') to the Restated Certificate of Incorporation, as amended (the "Restated Certificate"), of the Company to change the name of the Company from IXC Communications, Inc. to Broadwing Communications Inc. The Amendment was approved by the Board of Directors of the Company and by Cincinnati Bell, the holder of all of the outstanding shares of common stock of the Company, by written consent in lieu of a meeting pursuant to Section 228(a) of the Delaware General Corporation Law (the "DGCL"). The Information Statement also served as notice to stockholders of an action taken by less than unanimous written consent as required by
Section 228(d) of the DGCL. The Information Statement was mailed on or about December 20, 1999 to persons who were stockholders of record on December 2, 1999.

                                    PART II

ITEM 5. MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
        MATTERS

    MARKET INFORMATION

    At December 31, 1999, all of the Company's common stock was held by Cincinnati Bell. As such, there is no established public trading market for this common stock.

    DIVIDEND POLICY

    The Company has never paid any cash dividends on its common stock. Dividends on the Company's 12 1/2% Junior Exchangeable Preferred Stock (the "Preferred Stock") are payable quarterly at the annual rate of 12 1/2% of the aggregate liquidation preference (which amounted to $401.7 million at December 31, 1999, including accrued dividends of approximately $6.6 million). Previously, the Company had elected to pay dividends in additional shares of the Preferred Stock. Effective February 15, 2000, the Company elected to switch to a cash payment option for the Preferred Stock rather than issue additional shares of the Preferred Stock.

ITEM 6. SELECTED FINANCIAL DATA

    The following table sets forth our selected historical financial data. The historical financial data has been derived from the audited Consolidated Financial Statements. The selected historical financial data set forth below is qualified in its entirety by, and should be read in conjunction with, Item 1, "Business"; Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations"; and our Consolidated Financial Statements, related notes thereto and other financial information included herein.

                                                                    PREDECESSOR                              COMPANY
                                            ------------------------------------------------------------   -----------
                                                                                                           PERIOD FROM
                                                     YEAR ENDED DECEMBER 31,              PERIOD FROM      NOV. 10 TO
                                            -----------------------------------------   JAN. 1 TO NOV. 9     DEC. 31
                                              1995       1996       1997       1998           1999            1999
                                            --------   --------   --------   --------   ----------------   -----------
                                                                      (DOLLARS IN MILLIONS)
STATEMENT OF OPERATIONS DATA(1):
  Net operating revenue...................   $154.7     $282.0     $521.6    $ 668.6         $ 568.2          $ 99.0
  Operating income (loss).................      3.4      (19.9)     (49.5)     (30.8)         (214.1)          (46.5)
  Loss before extraordinary item..........     (2.4)     (44.2)     (99.2)     (95.5)         (281.0)          (38.9)
  Extraordinary gain (loss)(2)............     (1.7)        --                 (67.0)                           (6.6)
  Net income (loss).......................     (4.2)     (44.2)     (99.2)    (162.5)         (281.0)          (45.5)

Other Financial Data(3):
  EBITDA..................................   $ 22.5     $ 16.0     $ 23.2    $  90.7         $  (8.8)         $  0.2

                                                                  PREDECESSOR                  COMPANY
                                                   -----------------------------------------   --------
                                                     1995       1996       1997       1998       1999
                                                   --------   --------   --------   --------   --------
BALANCE SHEET DATA(1):
  Cash and cash equivalents......................   $  8.4     $ 64.1     $155.9    $  264.8   $   56.2
  Total assets...................................    365.7      485.3      968.9     1,748.2    5,147.2
  Total debt and capital lease obligations.......    302.8      305.6      320.7       693.0      603.3
  Redeemable preferred stock.....................       --         --      403.4       447.9      418.2
  Stockholders' equity (deficit).................     23.5       75.3      (18.7)      (72.5)   2,463.6

------------------------

(1) On November 9, 1999 (the "merger date"), the Company completed a merger with a wholly owned subsidiary of Cincinnati Bell. This merger was accounted for as a purchase business combination and, accordingly, purchase accounting adjustments, including goodwill, have been pushed down and are reflected in the Company's financial statements subsequent to the merger date. The financial statements for periods before the merger date were prepared using the Company's historical basis of accounting and are designated as "Predecessor." The comparability of operating results for the Predecessor periods and the period from November 10, 1999 to December 31, 1999 are affected by the purchase accounting adjustments.

(2) Extraordinary losses of $1.7 million in 1995, $67.0 million in 1998 and $6.6 million in 1999 relate to the early extinguishment of debt and were recorded net of tax.

(3) EBITDA represents operating income before depreciation, amortization, merger and other infrequent costs, and restructuring expenses. EBITDA does not represent cash flow for the periods presented and should not be considered as an alternative to net earnings (loss) as an indicator of the Company's operating performance or as an alternative to cash flows as a source of liquidity, and may not be comparable with EBITDA as defined by other companies.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

    This report and the related consolidated financial statements and accompanying notes contain certain forward-looking statements that involve potential risks and uncertainties. The Company's future results could differ materially from those discussed herein. Factors that could cause or contribute to such differences include, but are not limited to, those discussed herein. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date hereof. The Company undertakes no obligation to review or update these forward-looking statements or to reflect events or circumstances after the date hereof or to reflect the occurrence of unanticipated events.

    As previously discussed, a wholly owned subsidiary of Cincinnati Bell merged with the Company as of November 9, 1999 and the Company became a wholly-owned subsidiary of Cincinnati Bell. For purposes of the following discussion of results of operations, the financial information for the Predecessor period has been combined with the financial information for the period from November 10, 1999 to December 31, 1999. The comparability of operating results for the Predecessor periods and the period encompassing push down accounting are affected by the purchase accounting adjustments.

CONSOLIDATED OVERVIEW

    Broadwing Communications Inc. ("the Company") is a leading provider of telecommunications transmission and switched long-distance services with a coast-to-coast fiber optic network containing approximately 16,000 fiber route miles at December 31, 1999. The Company utilizes its advanced fiber-optic network to provide data and voice services. Data services consist of private line services, indefeasible right-to-use ("IRU") agreements, data and Internet services. Voice services represents long distance switched services provided to resellers and retail business customers. Additions to the network continue to be constructed. The Company provides two main products through its network, using both wholesale and retail channels. Data products include: the lease of dedicated circuits that customers use to transmit data and voice, providing frame relay and ATM-based data services, Web hosting and co-location of Web servers. Long distance switched services represents the transmission of voice traffic over the network through the Company's switches. In addition, the Company reported other revenues of $27.3 million in 1999 and $19.8 million in 1998 related to sales of options in fibers that were jointly owned with another carrier. This revenue was reported net of the basis in those options.

    The Data business represented 49.1%, 35.1% and 31.1% of the Company's revenue in 1999, 1998 and 1997, respectively. The Data business is comprised of private line services and data/Internet services. In the private line business, service agreements with customers are generally IRUs for existing capacity or for dark fiber (where up-front payments are received), or long-term leases of capacity which provide for monthly payment due in advance on a fixed-rate per circuit basis. The contracts are priced according to capacity, length of circuit and the term of the contract. Leasing private lines is increasingly competitive as other carriers build and expand their networks. The data and Internet business includes frame relay and ATM-based services, Web hosting and Web server collocation services. The largest component of cost for Data products is the expense of leasing off-net capacity from other carriers to meet specific customer needs, which cannot currently be met on the Company's network due to capacity or geographic constraints. The Company also enters into exchange agreements with other carriers to exchange either capacity or dark fiber usage. Some of the original exchanges of fiber for capacity were accounted for at the fair value of the capacity exchanged, resulting in non-cash revenue and expense in equal amounts over the term of the agreements. From 1997 through 1999, the Company has reported $14.0 million to $19.1 million in revenue and expense relating to these original exchange agreements.

    Voice services represented approximately 46.8%, 62.0% and 68.9% of total revenue in 1999, 1998 and 1997, respectively. Long distance switched service is sold on a per-call basis with the customer being charged by the minute of use ("MOU"). These services are sold on a wholesale basis to other resellers and on a retail basis to small and medium size businesses. Payment for the services is due monthly after services are rendered. Rates vary with the duration of the call, day and time of day, and whether the call is intrastate, interstate or international in its destination. Historically, rates have declined due to competition and reduced variable access costs. The main source of costs for long distance switched services is access costs from local exchange carriers ("LEC" or "LECs") and other providers and the expense of leasing off-net capacity from other carriers. The LEC access charges have both a usage and a fixed-rate component and vary according to the local access transport area in which calls originate and terminate. The usage portion of the costs has decreased, driven by mandated reductions by the Federal Communications Commission ("FCC"). Long distance network leasing costs are incurred to carry traffic where the Company's network does not currently reach. These costs are expected to decline as existing traffic is transferred from acquired companies onto the Company's network. However, since the Company cannot feasibly expand its network to all areas of the country, these costs will not be fully eliminated. The long distance switched services business is highly competitive, resulting in a continuing reduction of wholesale and retail rates.

MERGER WITH CINCINNATI BELL INC. AND RESTRUCTURING AND OTHER

    On November 9, 1999, the Company merged with a wholly-owned subsidiary of Cincinnati Bell and became a wholly-owned subsidiary of Cincinnati Bell. The Merger was accounted for as a purchase business combination and, accordingly, purchase accounting adjustments including goodwill were pushed down and reflected in the Company's financial statements after November 9, 1999. The financial statements for periods before November 9, 1999 were prepared using IXC's historical basis of accounting and are designated as "Predecessor." The comparability of operating results before and after the Merger are affected by the purchase accounting adjustments.

    Cincinnati Bell's cost to acquire the Company has been preliminarily allocated to the assets and liabilities assumed according to their estimated fair values and are subject to adjustment when additional information concerning asset and liability valuations is finalized. Property, plant and equipment was recorded at fair market value based on preliminary appraisal results, and useful lives were assigned to the assets. The excess of cost over the fair value assigned to the net assets acquired was recorded as goodwill and is being amortized using the straight-line method over 30 years.

    Included in the allocation of the cost to acquire the Company are restructuring costs associated with initiatives to integrate operations of the Company with its Parent Company. The restructuring costs accrued in 1999 included the costs of involuntary employee separation benefits related to 263 employees of the Company. As of December 31, 1999, approximately 1% of the employee separations had been completed for a total cash expenditure of $0.2 million. The restructuring plans also included costs associated with the closure of a variety of technical and customer support facilities, the decommissioning of certain switching equipment, and the termination of contracts with vendors. The Company expects that most of these restructuring actions will be complete by December 31, 2000, and will result in cash outlays of $7.5 million in 2000.

ACQUISITION TRANSACTIONS

    Prior to the Merger, the Company made several acquisitions that resulted in goodwill and other intangibles being recorded in the Company's financial statements. Effective with this Merger, all previously acquired goodwill and other intangibles were preliminarily revalued as part of purchase accounting.

    During the period from March to June 1998, the Company acquired four Internet businesses to expand the data and Internet product offerings: (1) Data Place, a supplier of complete network systems integration solutions to businesses: (2) NTR Corporation, a company that offers custom back office support to wholesale customers and Internet dial-up services to retail customers: (3) NEI, an Internet consulting company: and (4) SMARTNAP, a company that provides aggregated Internet access, collocation of Web servers, routers and end-site managed connectivity. None of these acquisitions are considered material to the Company's revenue or net income.

    On May 10, 1999, the Company acquired a retail long distance reseller, Coastal Telecom Limited Company, and other related companies under common control ("Coastal"), for a purchase price of approximately $110 million. This acquisition was treated as a purchase for accounting purposes and, as such, results of operations for the Company include Coastal after the acquisition date. This acquisition is described more fully in Note 3 of the Notes to Financial Statements that are contained in Item 8 of this report.

    Further discussion of the Company's acquisition of Eclipse and the acquisition of the Company by Broadwing follows in Note 3 and Note 2, respectively, of the Notes to Financial Statements that are contained in Item 8 of this report.

INVESTMENTS

MARCA-TEL

    The Company has an indirect investment equal to 30.0% of Marca-Tel S.A. de C.V. (Marca-Tel) resulting from its ownership of 65.4% of Progress International, LLC ("Progress") which, in turn, owns 45.8% of Marca-Tel. The remaining 54.2% of Marca-Tel is owned by a Mexican individual, Formento Radio Beep, S.A. de C.V. ("Radio Beep") and Siemens S.A. de C.V ("Siemens"). The other owner of Progress is Westel International, Inc. ("Westel"). Beginning with the fourth quarter of 1998, the investment in Marca-Tel was reduced to zero, as the amount of cumulative equity losses recognized was equal to the amount of cash invested. Due to the zero investment balance, no further losses have been recorded relating to Marca-Tel. Recognition of losses relating to Marca-Tel will be suspended unless and until that company begins reporting net income and all of the suspended losses have been redeemed. This investment was accounted for using the equity method.

STORM

    In 1997, the Company formed Storm Telecommunications, Ltd. ("Storm") as a joint venture with Telenor Carrier Services AS ("Telenor"), the Norwegian national telephone company, to provide telecommunication services to carriers and resellers in Europe. The joint venture was owned 40% by the Company, 40% by Telenor and 20% by Clarion Resources Communications Corporation, a U.S.-based telecommunications company in which Telenor owns a controlling interest. This investment was accounted for using the equity method. During the third quarter of 1999, the Company determined that it wanted to exit this joint venture to concentrate on its domestic business. In February 2000, the Company sold its investment in Storm, plus amounts it was due relating to the joint venture, for $14.4 million.

APPLIED THEORY

    In May 1998, the Company acquired a 34% investment in Applied Theory Communications, Inc. ("Applied Theory"), a New York-based Internet service provider. In 1998 and 1999, the Company invested $65 million in Applied Theory. In 1999, Applied Theory made an initial public offering, diluting the Company's ownership percentage. After acquiring more shares of common stock in 1999, the Company now has a 27.6% investment in Applied Theory. This investment is accounted for using the equity method.

UNIDIAL

    In December 1997, the Company formed Unidial Communications Services, LLC, ("Unidial"), a joint venture with Unidial, Inc. to sell Unidial products over the Company's network. The Company sold its investment in this joint venture to Unidial in July 1999. During 1999, the Company recorded equity losses of $10.9 million relating to its portion of the net losses of the joint venture and the loss from the sale of its investment in the joint venture. This investment was accounted for using the equity method.

DCI TELECOMMUNICATIONS, INC.

    In November 1998, the Company entered into an agreement to acquire common stock of DCI Telecommunications, Inc. ("DCI") as consideration for payment of amounts due from one of the Company's customers that was also a vendor of DCI. Due to a decline in the financial condition of DCI that is considered permanent, the Company wrote down its investment in DCI to $1.6 million. The Company owns less than 20% of DCI and does not have significant influence over its operations.

PSINET TRANSACTION

    In February 1998, the Company consummated an agreement to provide PSINet with an IRU for 10,000 miles of OC-48 transmission capacity on our network over a 20-year period in exchange for approximately 20.4 million shares of PSINet common stock (including an adjustment for PSINet's 2-for-1 stock split in February 2000) with a guaranteed value of $240 million within two years of providing PSINet with the capacity covered in the agreement. In January 1999, the value of the PSINet stock exceeded the guaranteed $240 million threshold, thereby eliminating PSINet's obligation to make additional payments to us. Upon delivery of the transmission capacity to PSINet, the Company will begin to receive a maintenance fee that is expected to increase to approximately
$11.5 million per year once the full capacity is delivered. The Company initially accounted for its investment in PSINet using the equity method and recorded its share of PSINet's operating losses. The Company began accounting for this investment on the cost basis at the beginning of the third quarter of 1998 when it was determined that the Company could no longer exercise significant influence over PSINet's operating and financial policies. This determination was made because the Company's equity interest in PSINet was below 20% and it no longer had a representative with a seat on PSINet's board of directors.

FIBER SALES AND IRUS

    The Company has entered into various agreements to sell fiber and capacity usage rights. Sales of these rights are recorded as unearned revenue and are included in other current and other non-current liabilities in the accompanying consolidated balance sheets, when the fiber or capacity is accepted by the customer. Revenue is recognized over the terms of the related agreements. In 1999, the Company received approximately $262.5 million in cash these sales but recognized only $12.2 million as revenue.

FINANCING TRANSACTIONS

    Since 1996, when the Company's common stock was initially offered to the public, it has engaged in the following financing transactions (dollars in millions):

DATE                          AMOUNT                      DESCRIPTION
----                         --------      ------------------------------------------
July, 1996.............       $ 95.8       Sale of common stock
April, 1997............       $100.0       Sale of 7 1/4% convertible preferred stock
July, 1997.............       $ 28.0       NTFC credit facility
August, 1997...........       $300.0       Sale of 12 1/2% exchangeable preferred
                                           stock
April and May, 1998....       $155.0       Sale of 6 3/4% convertible preferred stock
April, 1998............       $450.0       Sale of 9% senior subordinated notes
October, 1998..........       $600.0       Secured $200 million term loan (with $150
                                             million revolving credit facility and
                                             $250 million uncommitted special purpose
                                             loan facility)
June and July, 1999....       $111.8       Forward sale of six million shares of
                                           PSINet common stock
May, 1999..............       $ 40.0       Assume $10 million notes as part of merger
                                             with Coastal and enter into $30 million
                                             credit facility
September, 1999........       $310.0       $310 million credit facility guaranteed by
                                             Cincinnati Bell

    Of the indebtedness amounts described above, only the $450 million in 9% senior subordinated notes, the 12 1/2% exchangeable preferred stock, the common stock owned by the Parent Company, the forward sale of the PSINet common stock and a portion of the note assumed in the merger with Coastal remain outstanding as of the date of this report. In January 2000, $404 million of the 9% senior subordinated notes were redeemed through a tender offer due to the change of control terms in the bond indenture.

RESULTS OF OPERATIONS

1999 COMPARED TO 1998

REVENUES

    Revenues of $667.2 million were nearly equivalent to the $668.6 million in revenues recorded in the prior year. Voice revenues decreased 25% to $102.3 million, due to a 26% decrease in billed minutes of use resulting from the Company's strategic decision to de-emphasize the wholesale switched services business. This was nearly offset by an increase in Data revenues, increasing 40% to $93.4 million in the current year. Within the Data category, the 35% increase in private line revenues, or $78.9 million, was largely the result of additional capacity available for use on the Company's network, including a $17.6 million increase in service and maintenance revenue associated with indefeasible right to use (IRU) agreements. Data and Internet revenue increased $14.5 million, or 161%, to $23.5 million due largely to revenues contributed by the Internet companies acquired by the Company in 1998. Other revenues of $27.3 million represented a 38% increase and resulted from the sale of options on fiber usage rights that are jointly owned with another carrier.

COSTS AND EXPENSES

    Cost of providing services declined $6.2 million, or 1%, due mainly to a $23 million decrease in access costs resulting from the decision to de-emphasize the wholesale switched services business and increased usage of the Company's own network in order to carry voice and data traffic. This was partially offset by a $17 million, or 16%, increase in transmission lease expense. Consequently, the Data business experienced a 3.3 percentage point improvement in its gross margin due to additional private line revenue being carried on the Company's network.

    Selling, general and administrative expenses increased $104.2 million, or 72%, to $248.7 million in 1999. This increase was due in part to increased staffing required to support, sell and market the expanded fiber-optic network and the addition of employees associated with the Coastal acquisition. Total employee headcount increased by nearly 600 in 1999, 60% of which were for sales positions and 40% of which were for network operations.

    The EBITDA loss of $8.6 million in 1999 represented a $99.3 million decline as compared to the prior year, and was attributable to the increase in selling, general and administrative expenses described above.

    Depreciation and amortization costs of $194.4 million represented an $80.8 million increase, a 71% increase from the previous year. This increase was attributable to the expansion of the fiber-optic network, with more than $600 million in fixed assets being added in 1999. Furthermore, the write-up of the Company's assets as part of purchase accounting in the merger with Cincinnati Bell resulted in amortization expense being applied to more than $2.7 billion in goodwill and other intangibles recorded at the time of the merger.

    Restructuring expense increased $19.8 million over the prior year. In the second quarter of 1999, the Company recorded a charge of approximately
$13.1 million to exit certain operations in the switched wholesale business. The restructuring charge consisted of severance and various other costs associated with workforce reduction, network decommissioning, and various terminations. The workforce reduction of 94 people included employees contributing to the sales function and employees contributing to the network operations. These restructuring activities are expected to be substantially completed by June 30, 2000. Due to the Merger, it was determined that the Company would need the switches that had been marked for decommissioning in the second quarter's restructuring charge. Additionally, it was determined that the total period contemplated for lease payments relating to an abandoned office would not be required. Consequently, the second quarter's restructuring charge was reduced by $1.2 million during the third quarter related to decommissioning the switches and $0.4 million related to a reduction in the lease pay off requirement.

    In the third quarter of 1999, the Company recorded a charge of approximately $8.3 million relating to the restructuring of the organization and exiting certain foreign operations. The plan was developed by the previous Chief Executive Officer after reviewing the Company's operations. The workforce reduction of 15 employees included management, administrative and foreign sales personnel. The employees were notified of this program during July and August of 1999. These restructuring activities are expected to be substantially completed by September 30, 2000.

    Interest income declined 33% to $9.6 million in 1999. This reduction was due to lower levels of cash on hand during 1999 as spending to build the network depleted the funding received in the prior year.

    Interest expense of $43.7 million represented a $12 million, or 38%, increase over the prior year due to higher average debt levels carried by the Company until the Merger date (at the time of the Merger, debt and capitalized leases were $282.5 million higher than at December 31, 1998).

    Equity losses from unconsolidated subsidiaries declined 34% to $21.8 million in 1999 as losses incurred in 1998 for Marca-Tel and PSINet did not occur in 1999. This reduction was partially offset by the losses and write off of the Company's investment in the Unidial joint venture. The Company's investment in Marca-Tel was written down to zero in 1998 with no further significant additional funding required; consequently, no losses were recorded on this investment in 1999. The Company began accounting for its investment in PSINet as an available-for-sale marketable security at the beginning of the third quarter of 1998 when it was determined that the Company could no longer exercise significant influence over PSINet's operating and financial policies. This determination was made because the Company's equity interest in PSINet was below 20% and it no longer had a representative with a seat on PSINet's board of directors.

    Other income and expense resulted in a loss of $12.8 million, a $13.0 million decrease from the prior year. This was attributable to a $12.8 million write down in the fair market value of the Company's investment in DCI in the second quarter of 1999.

    Extraordinary items related to the early extinguishment of debt affected results for each year. In 1999, costs related to the early extinguishment of the Company's debt because of the merger resulted in a $6.6 million charge, net of taxes. In 1998, the Company recorded an after-tax extraordinary charge of $67.0 million relating to the April 1998 redemption of its 12 1/2% Senior Notes due 2005.

RESULTS OF OPERATIONS

1998 COMPARED WITH 1997

REVENUES

    Net operating revenue for 1998 increased 28.2% to $668.6 million from $521.6 million in 1997. This improvement came mainly from increases in private line revenue and switched long distance revenue. The private line improvement of $63.8 million was driven by the activation of services relating to an agreement with a significant Internet service provider. The long distance switched services revenue improvement was driven from both retail and wholesale customers. With respect to switched wholesale, minutes of use increased 33% from three billion in 1997 to four billion in 1998. The remaining revenue improvement came partially from the Data business largely due to the acquisition of the four Internet businesses in mid-1998 and partially from the sale of options on fiber usage rights that are jointly owned with another carrier.

COSTS AND EXPENSES

    Cost of providing services principally consists of access charges paid to LECs and transmission lease costs to transmit calls in areas not covered by our network. These costs increased $37.6 million, or 9.5%, to $433.3 million in 1998. This increase is comprised of higher transmission lease expenses due to the Company's leasing of dedicated circuits necessary in order to accommodate customer contracts. The transmission lease expense increase represents 28.3% of the total increase in this category. Higher access costs contributed
$4.4 million of the overall increase in this category and was the result of the increased minutes of use in 1998. The final $4.9 million of the increase is due to data and Internet costs related to the higher revenue in 1998. Our gross margin, excluding the $19.8 million in other revenue, improved to 33.2% in 1998 from 24.1% in 1997. This improvement is due to the large increase in private line revenue, largely carried on our network, and to the FCC-mandated decreases in access costs that occurred in mid-1997 through mid-1998.

    Selling, general and administrative expenses increased 40.7% from 1997 to $144.5 million in 1998. This increase is due to incremental staffing required to support the larger network and revenue base, particularly in retail operations. The Company experienced significant increases in expanding its information technology infrastructure and retail sales infrastructure.

    EBITDA of $90.7 million in 1998 represented a $67.5 million improvement over 1997, as the higher revenues described were accompanied by somewhat higher costs of providing services and selling, general and administative expense.

    Depreciation and amortization increased 64.3% to $113.6 million in 1998. These higher costs are principally the result of more of the expanded network being placed in service and depreciated throughout 1998 than throughout 1997. Amortization expense increased due to the amortization of goodwill relating to our Internet-related acquisitions in 1998. These costs are expected to continue increasing in future periods as the Company invests in equipment and fiber to support new higher capacity routes.

    Interest income increased 84.6% to $14.3 million in 1998 due to the larger amount of cash on hand in 1998 versus 1997 and interest earned on notes receivable from customers in 1998. Cash on hand was higher during 1998 due to the sale of the $155 million in 6 3/4% Convertible Preferred Stock in March and April 1998, the sale of the $450 million of 9% Senior Subordinated Notes in April 1998, and the draw-down of $200 million of the $600 credit facility in October 1998, offset by the early redemption of the 12 1/2% Senior Notes in April 1998.

    Interest expense was unchanged at $31.7 million year over year as the increased outstanding debt was offset by lower interest rates on the 9% Senior Subordinated Notes and the $600 million credit facility and the redemption of the 12 1/2% senior notes in April 1998.

    Equity losses from unconsolidated subsidiaries increased 38.6% to $33.0 million in 1998, as the Company recorded $15.9 million of losses from our indirect investment in Marca-Tel. Although the loss on Marca-Tel was lower in 1998 than in 1997, the inclusion of equity losses from PSINet contributed to the overall increase in 1998. The Company suspended the recording of losses on Marca-Tel in the fourth quarter of 1998 because our investment in Marca-Tel had dropped below zero and will continue to suspend recognition of these losses unless and until Marca-Tel begins reporting net income and all suspended losses have been recovered. Also, the method of accounting for the Company's investment in PSINet was changed at the beginning of the third quarter of 1998 from the equity method to the cost method because the Company no longer had significant influence over the financial or operating policies of PSINet. Other joint ventures held by the Company also reported operating losses in 1998

    The extraordinary loss of $67.0 million recorded net of tax in 1998 relates to charges associated with the early extinguishment of the 12 1/2% senior notes in April 1998. There was no such charge in 1997.

    As a result of the above, and a $36.6 million increase in preferred stock dividends, the Company reported a net loss applicable to common shareholders of $220.7 million in 1998, compared to $120.8 million in 1997. Higher dividends in 1998 are the result of the preferred stock issued during 1997 being outstanding for a full year in 1998.

CAPITAL EXPENDITURES

    The Company has spent significant amounts of capital to develop its coast-to-coast fiber-optic network. Capital expenditures on a cash basis were $604 million in 1999, and the Company estimates that it will incur more than $600 million in capital spending in 2000 for fiber expansion and the deployment of additional optronics and data switches required to increase capacity on its network.

SEGMENT INFORMATION

    In accordance with Statement of Financial Accounting Standard No. 131, "Disclosures About Segments of an Enterprise and Related Information," the Company began reporting its results by operating segment in 1998. Historically, management has segregated the operations of the Company into three operating segments: private line, switched long distance, and data and Internet. The operations of the Company now comprise a single segment and are reported as such to the Chief Executive Officer of the Parent Company, who functions in the role of chief operating decision maker for the Company. Accordingly, the Company has restated segment results for prior periods in order to conform to the current year presentation of operating segments.

    Current and prior year segment information also includes the operations of Eclipse, which was acquired by the Company in a transaction accounted for as a pooling of interests.

LIQUIDITY AND CAPITAL RESOURCES

    Prior to 1996, the Company relied on cash flows from the operations of the private line business to provide needed capital. Since 1996, the Company has needed significant additional capital to finance the expansion of its network. Prior to the merger, this capital has been raised primarily through the issuance of debt and equity securities as well as through agreements for IRUs in fibers or capacity sold to customers. Since the merger, the Company has relied on the credit facility secured by the Parent Company in order to support its cash deficit.

    Cash provided by operating activities in 1999 decreased $43.0 million to $159.3 million. The decrease was largely the result of lower operating income, somewhat offset by collections on notes receivable and higher accounts payable balances. The Company expects cash provided by operations to be positive on a prospective basis, fueled by the sale of data services over the Company's network.

    Cash used in investing activities increased $196.0 million mainly due to a $167.7 million increase in capital spending and an additional $50.6 million spent on acquisitions in 1999, partially offset by a $25.3 million decrease in funding for investments in unconsolidated subsidiaries. Increased capital spending in 1999 had been planned as the Company expanded its network. The reduction in funding for investments in unconsolidated subsidiaries was due to the decision by management to concentrate on the Company's core business and reduce its joint venture activity. The Unidial joint venture was sold in the second quarter of 1999 and the Storm joint venture was sold in January 2000.
No further funding of joint ventures is anticipated at this time. The Company expects to require significant amounts of cash for capital spending in 2000 and thereafter.

    Cash provided by financing activities decreased $80.0 million as approximately $450 million in capital contributions and loans from the Parent Company were more than offset by approximately $525 million less in debt and equity issues in the current year. The Company expects to satisfy future financing needs from the credit facility obtained by the Parent Company.

    As of December 31, 1999, the Company had $56.2 million in cash and cash equivalents. At the time of the Merger, the Company and Parent Company entered into a $1.8 billion credit facility (subsequently amended to $2.1 billion) which will be utilized to fund the combined companies.

    In addition to cash on hand, the primary sources for cash over the next
12 months will be cash generated by operations, proceeds of fiber use sales and proceeds from the credit facility discussed above. The primary uses of cash are expected to be expansion of the network and working capital funding.

    Capital spending in 2000 is projected to be $600 million, with an additional $700 million in capital spending anticipated over the succeeding two-year period (excluding any acquisitions that may occur).

    The Company is required to make payments under various debt and capital lease arrangements of $6.4 million, $4.1 million, and $135.4 million in 2000, 2001 and 2002, respectively (assuming the Company does not exercise its option to settle the PSINet forward sale obligation with the six million PSINet common shares pledged by the Company as part of the forward sale agreement). The Company is also required to make minimum annual lease payments for facilities and equipment used in operating its business. Operating lease payments on these facilities and equipment of $41.9 million, $29.2 million, $22.5 million and $19.8 million are anticipated in 2000, 2001, 2002 and 2003, respectively. Additional operating lease costs, as well as construction and installation agreements with contractors are expected to be incurred in connection with the expansion of our network.

    In addition, quarterly dividend payments on the 12 1/2% preferred stock and semi-annual interest payments on the remaining 9% subordinated notes and 12 1/2% senior notes will also be required.

    The forward-looking statements set forth above with respect to the estimated cash requirements relating to capital expenditures, the Company's ability to meet such cash requirements and service debt are based on the following assumptions as to future events: (i) there will be no significant delays with respect to our network expansion; (ii) contractors and partners in cost-saving arrangements will perform their obligations; (iii) rights-of-way can be obtained in a timely, cost-effective basis; and (iv) the Company will continue to increase traffic on its network. If these assumptions are incorrect, the Company's ability to achieve satisfactory results could be adversely affected.

RECENTLY ISSUED ACCOUNTING STANDARDS

    In June 1999, the Financial Accounting Standards Board issued Interpretation No. 43 (FIN 43), an interpretation of Statement of Financial Accounting Standard No. 66, "Accounting for Sales of Real Estate." FIN 43 clarifies the standards for recognition of profit on all real estate sales transactions, including those related to fiber optic cable that cannot be removed and used separately from the real estate without incurring significant costs. This interpretation is effective for all applicable transactions after June 30, 1999. FIN 43 does not present a significant change from the Company's historical accounting for IRU agreements. The accounting for sales of capacity IRUs is evolving and is currently under consideration by accounting standards setters. Any change in accounting standards may affect the timing and method of recognition of these revenues and related costs.

    In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standard (SFAS) No. 133, "Accounting for Derivative Instruments and Hedging Activities." SFAS 133 establishes accounting and reporting standards requiring that a derivative instrument be recorded in the balance sheet as either an asset or liability, measured at its fair value. SFAS 133 has been subsequently amended through the release of SFAS 137, which provides for a deferral of the effective date of SFAS 133 to fiscal years beginning after June 15, 2000. As a result, implementation of SFAS 133 is not mandatory for the Company until January 1, 2001. Management is currently assessing the impact of SFAS 133 on the Company's results of operations, cash flows and financial position, although it does not hold or issue derivative financial instruments for trading purposes or enter into interest rate transactions for speculative purposes.

    In December 1999, the Securities and Exchange Commission (SEC) issued Staff Accounting Bulletin (SAB) 101, "Revenue Recognition in Financial Statements". In SAB 101, the SEC Staff expresses its views regarding the appropriate recognition of revenue with regard to a variety of circumstances, some of which are of particular relevance to the Company. The Company is currently evaluating SAB 101 to determine its impact on the financial statements.

CONTINGENCIES

    In the normal course of business, the Company is subject to various regulatory proceedings, lawsuits, claims and other matters. Such matters are subject to many uncertainties and outcomes are not predictable with assurance.

    Certain former members of the Company's board of directors, as well as Cincinnati Bell Inc., have been named as a defendant in five stockholder class action suits filed in the Delaware Court of Chancery (the Court). These suits were filed in July 1999 and pertain to the recently completed merger with Cincinnati Bell. The complaints allege, among other things, that the defendants breached their fiduciary duties to the Company's former stockholders by failing to maximize stockholder value in connection with entering into the Merger agreement and sought a court order enjoining completion of the Merger. In an October 27, 1999 ruling, the Court denied plaintiffs' request for a preliminary injunction. The Merger has since closed and management believes that the performance of Cincinnati Bell's share price has rendered plaintiffs' arguments moot. While these suits currently remain outstanding and subject to further litigation, the Company does not believe any of plaintiffs' arguments have merit and intends to continue exploring all available options to bring this matter to a close, including discussions toward a possible settlement.

    A total of twenty-seven Equal Employment Opportunity Commission ("EEOC") charges were filed beginning in September 1999 by current Broadwing Telecommunications Inc. employees located in the Houston office (formerly Coastal Telephone, acquired by the Company in May 1999) alleging sexual harassment, race discrimination and retaliation. The Company is continuing its investigation of these charges and is cooperating with the EEOC. Many employee interviews have been conducted by the EEOC and discovery is ongoing at the present time.

    In the course of closing the Merger with Cincinnati Bell, the Company became aware of possible non-compliance with reporting requirements under certain federal environmental statutes. Since it was impossible to conduct a thorough investigation of all facilities within the ten-day period required to take advantage of the Environmental Protection Agency's (EPA) self-policing policy, the Company, by letter dated November 8, 1999, elected to voluntarily disclose its possible non-compliance to the EPA. By letter dated January 19, 2000, the EPA determined that the "prompt disclosure" requirement of the self-policing policy appears to have been satisfied and established a deadline of May 1, 2000 for the Company to complete its environmental audit of its facilities and report any violations to the Agency. The Company intends to complete its environmental audit of these facilities within the time frame established by the EPA and take whatever corrective actions are indicated.

    The Company believes that the resolution of such matters for amounts in excess of those reflected in the consolidated financial statements would not likely have a materially adverse effect on the Company's financial condition.

YEAR 2000 RISKS

    The Company's Year 2000 preparations were completed as planned, and because of this preparedness, major impacts to the Company and its customers were avoided. Some degree of minor difficulty was experienced with regard to customer payment issues, but these are considered insignificant and have been resolved or are currently being resolved.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

    Effective with the retirement of the revolving credit facility and with new debt being assumed by the Parent Company, the Company is not currently subject to market risk associated with changes in interest rates. The Company does not hold or issue derivative financial instruments for trading purposes or enter into interest rate transactions for speculative purposes.

    Significantly all of the Company's revenue is derived from domestic operations, so risk related to foreign currency exchange rates is considered minimal.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

                                                                PAGE
                                                              --------
Consolidated Financial Statements:

  Report of Management......................................     22

  Reports of Independent Accountants........................     23

  Consolidated Balance Sheets...............................     26

  Consolidated Statements of Operations and Comprehensive
    Income (Loss)...........................................     27

  Consolidated Statements of Shareholders' Equity
    (Deficit)...............................................     28

  Consolidated Statements of Cash Flows.....................     29

  Notes to Consolidated Financial Statements................     30

    Financial statements and financial statement schedules other than that listed above have been omitted because the required information is contained in the financial statements and notes thereto, or because such schedules are not required or applicable.

                              REPORT OF MANAGEMENT

                         BROADWING COMMUNICATIONS INC.

    The management of Broadwing Communications Inc. is responsible for the information and representations contained in this report. Management believes that the financial statements have been prepared in accordance with generally accepted accounting principles and that the other information in this report is consistent with those statements. In preparing the financial statements, management is required to include amounts based on estimates and judgments that it believes are reasonable under the circumstances.

    In meeting its responsibility for the reliability of the financial statements, management maintains a system of internal accounting controls, which is continually reviewed and evaluated. Our internal auditors monitor compliance with the system of internal controls in connection with their program of internal audits. However, there are inherent limitations that should be recognized in considering the assurances provided by any system of internal accounting controls. Management believes that its system provides reasonable assurance that assets are safeguarded and that transactions are properly recorded and executed in accordance with management's authorization, that the recorded accountability for assets is compared with the existing assets at reasonable intervals, and that appropriate action is taken with respect to any differences. Management also seeks to assure the objectivity and integrity of its financial data by the careful selection of its managers, by organization arrangements that provide an appropriate division of responsibility, and by communications programs aimed at assuring that its policies, standards and managerial authorities are understood throughout the organization.

    The financial statements have been audited by PricewaterhouseCoopers LLP, independent accountants. Their audit was conducted in accordance with auditing standards generally accepted in the United States.

/S/ KEVIN W. MOONEY

KEVIN W. MOONEY

EXECUTIVE VICE PRESIDENT AND CHIEF FINANCIAL OFFICER

                       REPORT OF INDEPENDENT ACCOUNTANTS

To the Board of Directors and Stockholders of Broadwing Communications Inc.

    In our opinion, the accompanying consolidated balance sheet and the related consolidated statements of operations and comprehensive income (loss), stockholders' equity and cash flows present fairly, in all material respects, the financial position of Broadwing Communications Inc. and its subsidiaries (the Company) at December 31, 1999, and the results of their operations and their cash flows for the period from November 10, 1999 to December 31, 1999 and for the period from January 1, 1999 to November 9, 1999 (Predecessor), in conformity with accounting principles generally accepted in the United States. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audit. We conducted our audit of these statements in accordance with auditing standards generally accepted in the United States, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for the opinion expressed above.

/s/ PricewaterhouseCoopers LLP

Austin, Texas
March 8, 2000

                          INDEPENDENT AUDITOR'S REPORT

The Board of Directors
Broadwing Communications, Inc.

    We have audited the accompanying consolidated balance sheets of Broadwing Communications, Inc. (formerly IXC Communications, Inc.) and its subsidiaries as of December 31, 1998 and the related consolidated statements of operations, stockholders' equity (deficit), and cash flows for each of the two years in the period ended December 31, 1998. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits. We did not audit the consolidated financial statements of Network Long Distance, Inc., (Network Long Distance) which was combined with the Company on June 3, 1998, in a business combination accounted for as a pooling of interests as described in Note 3 to the consolidated financial statements, which statements reflect net losses constituting ($4.6) million of the related 1997 consolidated financial statement totals. Those statements were audited by other auditors whose reports have been furnished to us, and our opinion, insofar as it relates to data included for Network Long Distance is based solely on the reports of the other auditors. The financial statements of Marca-Tel S.A. de C.V. (Marca-Tel), a corporation in which the Company has an indirect interest, have been audited by other auditors whose reports have been furnished to us; insofar as our opinion on the consolidated financial statements relates to data included for Marca-Tel, it is based solely on their report. In the consolidated financial statements, the Company's equity in the net loss of Marca-Tel is stated at ($15.9) million and ($23.6) million, for 1998 and 1997, respectively.

    We conducted our audits in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits and the reports of other auditors provide a reasonable basis for our opinion.

    In our opinion, based on our audits and the reports of other auditors for the periods indicated, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Broadwing Communications, Inc. and its subsidiaries at December 31, 1998, and the consolidated results of their operations and their cash flows for each of the two years in the period ended December 31, 1998, in conformity with generally accepted accounting principles generally accepted in the United States.

                                          /s/ ERNST & YOUNG LLP

Austin, Texas
February 28, 1999

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To the Stockholders of
Network Long Distance, Inc.:

    We have audited the accompanying consolidated balance sheets of Network Long Distance, Inc. (a Delaware Corporation) and subsidiaries as of March 31, 1998, and the related consolidated statements of operations, stockholders' equity and cash flows for the years ended March 31, 1998 and 1997. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits. We did not audit the financial statements of National Teleservice, Incorporated, a company acquired during the year ended March 31, 1998 in a transaction accounted for as a pooling of interests. Such statements are included in the consolidated financial statements of Network Long Distance, Inc., and reflect total assets and total revenues of 28.1% and 30.6%, respectively, of the related consolidated totals as of and for the year ended March 31, 1997. These statements were audited by other auditors whose report has been furnished to us, and our opinion, insofar as it relates to the amounts included for National Teleservice, Incorporated, is based solely upon the reports of other auditors.

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

    In our opinion, based upon our audits and the report of other auditors, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Network Long Distance, Inc. and subsidiaries as of March 31, 1998, and the results of their operations and their cash flows for the years ended March 31, 1998 and 1997, in conformity with generally accepted accounting principles.

/s/ ARTHUR ANDERSEN LLP

Jackson, Mississippi
May 18, 1998

                         BROADWING COMMUNICATIONS INC.

                          CONSOLIDATED BALANCE SHEETS

                             (DOLLARS IN MILLIONS)

                                                                COMPANY      PREDECESSOR
                                                              ------------   ------------
                                                              DECEMBER 31,   DECEMBER 31,
                                                                  1999           1998
                                                              ------------   ------------
                                         ASSETS

Cash and cash equivalents...................................    $   56.2       $  264.8
Accounts receivable, net of allowance for doubtful accounts
  of $36.0 in 1999 and $16.7 in 1998........................        73.4          107.6
Current portion of notes receivable.........................         3.7           63.7
Note receivable from Westel.................................          --            9.4
Current deferred tax assets.................................        16.8            5.0
Prepaid expenses and other current assets...................        10.2            6.0
                                                                --------       --------
  Total current assets......................................       160.3          456.5
Property and equipment, net.................................     1,726.4          983.7
Goodwill and other intangibles, net.........................     2,561.3           54.2
Investments in marketable securities........................       634.2          219.9
Investment in unconsolidated subsidiaries...................        61.0            9.5
Deferred charges and other non-current assets...............         4.0           24.4
                                                                --------       --------
  Total assets..............................................    $5,147.2       $1,748.2
                                                                ========       ========
                       LIABILITIES, REDEEMABLE PREFERRED STOCK AND
                             STOCKHOLDERS' EQUITY (DEFICIT)
Current portion of long-term debt...........................    $    5.9       $   14.0
Accounts payable--trade.....................................        95.6           33.6
Accrued service cost........................................        47.7           43.2
Accrued employee benefits...................................        19.4           10.8
Taxes payable...............................................        61.1           23.7
Customer deposits...........................................         5.7           18.6
Current portion of unearned revenue.........................        47.9           33.6
Intercompany payable to Parent Company......................       442.9             --
Other current liabilities...................................        57.1           19.2
                                                                --------       --------
  Total current liabilities.................................       783.3          196.7
Long-term debt and capital lease obligations, less current
  portion...................................................       597.4          679.0
Unearned revenue--noncurrent................................       633.5          488.4
Deferred tax liability--noncurrent..........................       178.4            6.8
Other noncurrent liabilities................................        72.8            2.0
7 1/4% Junior Convertible Preferred Stock; $.01 par value;
  authorized--3,000,000 shares of all classes of Preferred
  Stock; no shares and 1,074,500 shares issued and
  outstanding (aggregate liquidation preference of $107.5)
  at December 31, 1999 and 1998, respectively...............          --          103.6
12 1/2% Junior Exchangeable Preferred Stock; $.01 par value;
  authorized--3,000,000 shares of all classes of Preferred
  Stock; 395,120 shares and 349,434 shares issued and
  outstanding (aggregate liquidation preference of $395.1
  and $354.9 including accrued dividends of $6.6 and $5.5)
  at December 31, 1999 and 1998, respectively...............       418.2          344.2
Stockholders' equity (deficit):
  6 3/4% Cumulative Convertible Preferred Stock, $.01 par
    value; authorized--3,000,000 shares of all classes of
    Preferred Stock; no shares issued and outstanding at
    December 31, 1999 and 155,250 shares issued and
    outstanding at December 31, 1998........................
  Common Stock, $.01 par value; authorized--100,000,000
    shares; 500,000 shares and 36,409,709 shares issued and
    outstanding at December 31, 1999 and 1998,
    respectively............................................          --             .4
Additional paid-in capital..................................     2,424.6          253.4
Accumulated deficit.........................................       (45.5)        (326.3)
Accumulated other comprehensive income......................        84.5             --
                                                                --------       --------
Total stockholders' equity (deficit)........................     2,463.6          (72.5)
                                                                --------       --------
Total liabilities, redeemable preferred stock and
  stockholders' equity (deficit)............................    $5,147.2       $1,748.2
                                                                ========       ========

    The accompanying notes are an integral part of the financial statements.

                         BROADWING COMMUNICATIONS INC.

     CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)

                             (DOLLARS IN MILLIONS)

                                                COMPANY                      PREDECESSOR
                                             --------------   ------------------------------------------
                                              PERIOD FROM     PERIOD FROM
                                             NOVEMBER 10 TO   JANUARY 1 TO    YEAR ENDED     YEAR ENDED
                                              DECEMBER 31,    NOVEMBER 9,    DECEMBER 31,   DECEMBER 31,
                                                  1999            1999           1998           1997
                                             --------------   ------------   ------------   ------------
Net operating revenues.....................      $ 99.0         $ 568.2         $ 668.6        $521.6
Operating expenses:
  Cost of providing services and products
    sold...................................        60.7           366.4           433.3         395.7
  Selling, general and administrative......        38.1           210.6           144.5         102.7
  Depreciation and amortization............        46.7           147.6           113.6          69.1
  Merger and other infrequent costs........          --            37.9             8.0           3.6
  Restructuring............................          --            19.8              --            --
                                                 ------         -------         -------        ------
    Operating loss.........................       (46.5)         (214.1)          (30.8)        (49.5)
Interest income............................          .5             9.1            14.3           7.8
Interest expense...........................        (6.7)          (37.1)          (31.7)        (31.7)
Equity loss in unconsolidated entities.....        (1.5)          (20.3)          (33.0)        (23.8)
Other, net.................................          --           (16.1)             .2            --
                                                 ------         -------         -------        ------
Loss before income taxes, minority interest
  and extraordinary loss...................       (54.2)         (278.5)          (80.9)        (97.2)
(Provision) benefit for income taxes.......        15.3            (2.0)          (13.9)         (1.4)
Minority interest..........................          --             (.5)            (.7)          (.6)
                                                 ------         -------         -------        ------
Loss before extraordinary loss.............       (38.9)         (281.0)          (95.5)        (99.2)
Extraordinary loss on early extinguishment
  of debt, net of taxes....................        (6.6)             --           (67.0)           --
                                                 ------         -------         -------        ------
Net loss...................................       (45.5)         (281.0)         (162.5)        (99.2)
Other comprehensive income
  Unrealized gain on investments, net of
    tax of $60.4 and $93.2, respectively...        90.5           157.1              --            --
  Other financing costs, net of tax of
    $4.0...................................        (6.0)             --              --            --
                                                 ------         -------         -------        ------
    Total other comprehensive income.......        84.5           157.1              --            --
                                                 ------         -------         -------        ------
Comprehensive income (loss)................      $ 39.0         $(123.9)        $(162.5)       $(99.2)
                                                 ======         =======         =======        ======

    The accompanying notes are an integral part of the financial statements.

                         BROADWING COMMUNICATIONS INC.

           CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT)

                   (SHARES IN THOUSANDS, DOLLARS IN MILLIONS)

                                                                  6 3/4%
                                        10%                     CUMULATIVE
                                  SENIOR SERIES 3               CONVERTIBLE
                                  PREFERRED STOCK             PREFERRED STOCK              COMMON STOCK          ADDITIONAL
                             -------------------------   -------------------------   -------------------------    PAID-IN
                              SHARES        AMOUNT        SHARES        AMOUNT        SHARES        AMOUNT        CAPITAL
                             --------   --------------   --------   --------------   --------   --------------   ----------
BALANCE AT DECEMBER 31,
1996 (PREDECESSOR).........     13                 --        --                --     33,817    $          .4     $  138.1
Issuance of common stock...     --                 --        --                --      1,187               --         23.5
Stock option exercises.....     --                 --        --                --         63               --          2.0
Accretion of preferred
stock......................     --                 --        --                --         --               --          (.7)
Preferred dividends paid in
kind and accrued...........     --                 --        --                --         --               --        (19.3)
Conversion of Series 3
Preferred Stock............    (12)                --        --                --        605               --           --
Other......................     --                 --        --                --        (97)              --          (.2)
Net loss...................     --                 --        --                --         --               --           --
                               ---      --------------    -----     --------------    ------    --------------    --------
BALANCE AT DECEMBER 31,
1997 (PREDECESSOR).........      1                 --        --                --     35,575               .4        143.4
Effect of pooling of
interests..................     --                 --        --                --         --               --           --
Redemption of Series 3
Preferred Stock............     (1)                --        --                --         --               --          (.7)
Issuance of common stock
for acquisitions...........     --                 --        --                --        265               --         14.5
Stock option exercises.....     --                 --        --                --        594               --          6.4
Issuance of preferred
stock......................     --                 --     155.2                --         --               --        148.1
Preferred dividends paid in
kind and accrued...........     --                 --        --                --         --               --        (58.2)
Net loss...................     --                 --        --                --         --               --           --
                               ---      --------------    -----     --------------    ------    --------------    --------
BALANCE AT DECEMBER 31,
1998 (PREDECESSOR).........     --                 --     155.2                --     36,434               .4        253.4
                               ===      ==============    =====     ==============    ======    ==============    ========
Issuance of common stock
for acquisitions...........     --                 --        --                --        699               --         25.0
Issuance of warrants for
acquisitions...............     --                 --        --                --         --               --          1.1
Stock option exercises.....     --                 --        --                --      1,036               --         22.1
Conversion of preferred
stock to common stock......     --                 --        --                --         46               --           --
Unrealized gain on
investments, net...........     --                 --        --                --         --               --           --
Preferred dividends paid in
kind and accrued...........     --                 --        --                --         --               --        (55.4)
Other......................     --                 --        --                --         --               --         (0.1)
Net loss...................     --                 --        --                --         --               --           --
                               ---      --------------    -----     --------------    ------    --------------    --------
BALANCE AT NOVEMBER 9, 1999
(PREDECESSOR)..............     --      $          --     155.2     $          --     38,215    $          .4     $  246.1
                               ===      ==============    =====     ==============    ======    ==============    ========
                             ----------------------------------------------------------------------------------------------
BALANCE AT NOVEMBER 10,
1999 (COMPANY).............     --      $          --        --     $          --        500    $          --     $2,190.4
Preferred dividends paid in
kind and accrued...........     --                 --        --                --         --               --         (6.6)
Contributed capital from
Parent Company resulting
from payoff of debt........     --                 --        --                --         --               --        240.8
Unrealized gain on
investments, net...........     --                 --        --                --         --               --           --
Other financing costs......     --                 --        --                --         --               --           --
Net loss...................     --                 --        --                --         --               --           --
                               ---      --------------    -----     --------------    ------    --------------    --------
BALANCE AT DECEMBER 31,
1999 (COMPANY).............     --      $          --        --     $          --        500    $          --     $2,424.6
                               ===      ==============    =====     ==============    ======    ==============    ========


                                             ACCUMULATED
                                                OTHER        STOCKHOLDERS'
                             ACCUMULATED    COMPREHENSIVE       EQUITY
                               DEFICIT          INCOME         (DEFICIT)
                             ------------   --------------   -------------
BALANCE AT DECEMBER 31,
1996 (PREDECESSOR).........    $ (63.2)         $   --         $   75.3
Issuance of common stock...         --              --             23.4
Stock option exercises.....         --              --              2.0
Accretion of preferred
stock......................         --              --              (.7)
Preferred dividends paid in
kind and accrued...........         --              --            (19.3)
Conversion of Series 3
Preferred Stock............         --              --               --
Other......................         --              --              (.2)
Net loss...................      (99.2)             --            (99.2)
                               -------          ------         --------
BALANCE AT DECEMBER 31,
1997 (PREDECESSOR).........     (162.4)             --            (18.7)
Effect of pooling of
interests..................       (1.5)             --             (1.5)
Redemption of Series 3
Preferred Stock............         --              --              (.7)
Issuance of common stock
for acquisitions...........         --              --             14.5
Stock option exercises.....         --              --              6.4
Issuance of preferred
stock......................         --              --            148.1
Preferred dividends paid in
kind and accrued...........         --              --            (58.2)
Net loss...................     (162.5)             --           (162.5)
                               -------          ------         --------
BALANCE AT DECEMBER 31,
1998 (PREDECESSOR).........     (326.3)             --            (72.5)
                               =======          ======         ========
Issuance of common stock
for acquisitions...........         --              --             25.0
Issuance of warrants for
acquisitions...............         --              --              1.1
Stock option exercises.....         --              --             22.1
Conversion of preferred
stock to common stock......         --              --               --
Unrealized gain on
investments, net...........         --           157.1            157.1
Preferred dividends paid in
kind and accrued...........         --              --            (55.4)
Other......................         --              --             (0.1)
Net loss...................     (281.0)             --           (281.0)
                               -------          ------         --------
BALANCE AT NOVEMBER 9, 1999
(PREDECESSOR)..............    $(607.3)         $157.1         $ (203.7)
                               =======          ======         ========
                             ---------------------------------------------
BALANCE AT NOVEMBER 10,
1999 (COMPANY).............    $    --          $   --         $2,190.4
Preferred dividends paid in
kind and accrued...........         --              --             (6.6)
Contributed capital from
Parent Company resulting
from payoff of debt........         --              --            240.8
Unrealized gain on
investments, net...........         --            90.5             90.5
Other financing costs......         --            (6.0)            (6.0)
Net loss...................      (45.5)             --            (45.5)
                               -------          ------         --------
BALANCE AT DECEMBER 31,
1999 (COMPANY).............    $ (45.5)         $ 84.5         $2,463.6
                               =======          ======         ========

    The accompanying notes are an integral part of the financial statements.

                         BROADWING COMMUNICATIONS INC.

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                             (DOLLARS IN MILLIONS)

                                                               COMPANY                      PREDECESSOR
                                                            --------------   ------------------------------------------
                                                             PERIOD FROM     PERIOD FROM
                                                            NOVEMBER 10 TO   JANUARY 1 TO    YEAR ENDED     YEAR ENDED
                                                             DECEMBER 31,    NOVEMBER 9,    DECEMBER 31,   DECEMBER 31,
                                                                 1999            1999           1998           1997
                                                            --------------   ------------   ------------   ------------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss.................................................       $(45.5)        $(281.0)       $(162.5)        $(99.2)
Adjustments to reconcile net loss to cash provided by
  (used in)
  Operating activities:
  Depreciation...........................................         30.3           125.4           92.8           51.9
  Amortization...........................................         16.4            22.3           21.9           18.9
  Provision for doubtful accounts and service credits....          5.1            75.1           55.1           20.8
  Non-cash merger-related costs..........................           --              --            1.6             --
  Equity in net loss of unconsolidated subsidiaries......          1.5            20.3           33.0           23.8
  Writedown of marketable securities.....................           --            16.1             --             --
  Minority interest in net loss of subsidiaries..........           --              .5             .7             .6
  Compensation expense on stock options and phantom
    stock................................................           --              .3             .2            1.4
  Extraordinary loss on early extinguishment of debt.....          6.6              --           70.0             --
  Changes in operating assets and liabilities, net of
    effects of Acquisitions:
    Accounts receivable..................................         27.3           (49.9)         (56.4)         (70.5)
    Notes Receivable from customers and IRU sales........           --            65.1           50.7             --
    Notes Receivable write-off...........................           .2             6.4
    Other current assets.................................         (2.3)            4.4           (5.5)            .9
    Accounts payable--trade..............................         (2.9)           79.7          (24.8)          26.2
    Accrued liabilities and accrued service costs........           --           (37.0)           2.5           15.9
    Deferred income taxes................................        (15.3)             --             --            (.4)
    Deferred charges and other non-current assets........         16.5            (5.1)          (5.9)         (30.5)
    Unearned revenue.....................................         79.3            28.9          131.1           60.1
    Other non-current liabilities........................        (29.4)             --           (2.2)           1.9
                                                                ------         -------        -------         ------
      Net cash provided by (used in) operating
        activities.......................................         87.8            71.5          202.3           21.8
                                                                ------         -------        -------         ------
CASH FLOWS FROM INVESTING ACTIVITIES:
Release of funds from escrow under 12 1/2% Senior
  Notes..................................................           --              --             --           69.6
Deposit into escrow under 12 1/2% Senior Notes...........           --              --             --          (18.1)
Purchases of property and equipment......................       (165.0)         (479.1)        (476.4)        (315.9)
Acquisitions, net of cash acquired and common stock
  issued.................................................           --           (73.3)         (22.7)          (2.5)
Payments received from notes receivable..................           .2              .8            5.5             --
Proceeds from sale of property and equipment.............          4.0             (.3)           2.2             --
Investments in unconsolidated subsidiaries...............           --            (6.2)         (31.5)         (35.5)
                                                                ------         -------        -------         ------
      Net cash used in investing activities..............       (160.8)         (558.1)        (522.9)        (302.4)
                                                                ------         -------        -------         ------
CASH FLOWS FROM FINANCING ACTIVITIES:
Capital contribution from Parent.........................        240.8              --             --             --
Proceeds from loan from Parent...........................        211.8              --             --             --
Proceeds from issuance of debt...........................           --           299.8          678.0             --
Net proceeds from sale of preferred stock................           --              --          148.1          383.3
Principal payments on long-term debt and capital lease
  obligations............................................       (387.1)          (25.9)        (367.8)         (11.5)
Payments of debt issue costs.............................           --              --          (18.1)            --
Redemption of preferred stock............................           --              --            (.7)            --
Payment of preferred dividends...........................           --           (10.4)         (13.7)            --
Issuance of common stock: option exercises...............           --            22.0            5.2             .2
Other financing activities...............................           --              --             --             .4
                                                                ------         -------        -------         ------
      Net cash provided by financing activities..........         65.5           285.5          431.0          372.4
                                                                ------         -------        -------         ------
Effect of change in year-end from merged entities........           --              --           (1.5)            --
                                                                ------         -------        -------         ------
Net increase in cash and cash equivalents................         (7.5)         (201.1)         108.9           91.8
Cash and cash equivalents at beginning of period.........         63.7           264.8          155.9           64.1
                                                                ------         -------        -------         ------
Cash and cash equivalents at end of period...............       $ 56.2         $  63.7        $ 264.8         $155.9
                                                                ======         =======        =======         ======
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid for:
  Income taxes...........................................       $ (1.0)        $   2.3        $   3.7         $   .5
                                                                ======         =======        =======         ======
  Interest, net of amounts capitalized...................       $  2.7         $  41.0        $  31.1         $ 30.6
                                                                ======         =======        =======         ======

    The accompanying notes are an integral part of the financial statements.

                         BROADWING COMMUNICATIONS INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. ACCOUNTING POLICIES

DESCRIPTION OF BUSINESS

    Broadwing Communications Inc. and its subsidiaries (collectively referred to as "IXC", "Broadwing Communications" or "the Company") is an Austin, Texas based provider of telecommunications services. The Company utilizes its advanced fiber-optic network to provide private line, switched access, data transport, Internet-based and other services to end user customers. Additionally, excess network capacity is leased (in the form of indefeasible right-to-use agreements) to other telecommunications providers and to Internet service providers.

BASIS OF PRESENTATION

    The Company is a wholly owned subsidiary of Cincinnati Bell Inc. ("Cincinnati Bell" or "the Parent Company"), which is now doing business as Broadwing Inc. On November 9, 1999 the Company was merged with a wholly owned subsidiary of Cincinnati Bell ("the merger"). The merger was accounted for as a purchase business combination and, accordingly, the preliminary purchase accounting adjustments, including goodwill, have been pushed down and are reflected in these financial statements subsequent to November 9, 1999. The financial statements for periods ended before November 9, 1999 were prepared using the Company's historical basis of accounting and are designated as "Predecessor." The comparability of operating results for the Predecessor periods and the period from November 10 to December 31, 1999 are affected by the purchase accounting adjustments.

PRINCIPLES OF CONSOLIDATION

    The accompanying consolidated financial statements include accounts of the Company and its wholly-owned and majority owned subsidiaries. Less-than-majority owned subsidiaries and subsidiaries for which control is deemed to be temporary, are accounted for using the equity method. For equity method investments, the Company's share of income is calculated according to the Company's equity ownership in the subsidiary. Any differences between the carrying amount of an investment and the amount of the underlying equity in the net assets of the equity investee are amortized over the expected life of the investment. Significant intercompany accounts and transactions have been eliminated in the consolidated financial statements.

    On June 3, 1998, the Company acquired Eclipse in a transaction accounted for as a pooling of interests (See Note 3). All prior period consolidated financial statements presented were restated to include the combined results of operations, financial position and cash flows of Eclipse as though it had always been a part of the Company. On May 10, 1999, the Company acquired Coastal Telecom Limited Company and other related companies under common control ("Coastal") in a transaction accounted for as a purchase. The Company's results subsequent to May 9, 1999 include Coastal.

CASH AND CASH EQUIVALENTS

    Cash and cash equivalents include cash on hand, money market funds and all investments with an initial maturity of three months or less. All cash equivalents are recorded at cost and classified as available for sale.

                         BROADWING COMMUNICATIONS INC.

1. ACCOUNTING POLICIES (CONTINUED)
NOTES RECEIVABLE

    From time to time, the Company accepts interest-bearing notes from customers and other debtors when payments are expected to be received over extended periods. Amounts due on notes classified as current are expected to be received within one year.

PROPERTY AND EQUIPMENT

    Property and equipment is recorded at cost (subject to fair market value adjustments made as part of purchase accounting at the date of the merger with Cincinnati Bell). Depreciation is provided using the straight-line method over the estimated useful lives of the various assets, ranging from three to twenty years. Maintenance and repairs are charged to operations as incurred. Property and equipment recorded under capital leases is included with the Company's owned assets. Amortization of assets recorded under capital leases is included in depreciation expense. Costs associated with uncompleted portions of the fiber optic network are classified as construction in progress in the accompanying consolidated balance sheets. Upon completion, the costs will be classified as transmission systems and depreciated over their useful lives.

    Interest is capitalized as part of the cost of constructing the Company's fiber optic network and for amounts invested in companies or joint ventures accounted for using the equity method during pre-operating periods. Interest capitalized during construction periods is computed by determining the average accumulated expenditures for each interim capitalization period and applying an average interest rate. Total interest capitalized during the years ended December 31, 1999, 1998 and 1997 was $23.1 million, $16.2 million, and
$7.3 million, respectively.

    The Company's property and equipment consisted of the following as of December 31, 1999 and 1998 (in millions):

                                                          COMPANY    PREDECESSOR
                                                          --------   -----------
                                                            1999        1998
                                                          --------   -----------
Land and rights of way..................................  $  150.3     $    4.0
Buildings and leasehold improvements....................     253.8         39.0
Transmission systems....................................     972.7        905.7
Furniture, vehicles and other...........................     129.7         12.2
Fiber usage rights......................................      40.6         98.9
Construction in process.................................     207.1        133.9
                                                          --------     --------
                                                           1,754.2      1,193.7
Less: Accumulated depreciation and amortization.........     (27.8)      (210.0)
                                                          --------     --------
  Property and equipment, net...........................  $1,726.4     $  983.7
                                                          ========     ========

LONG-LIVED ASSETS, OTHER ASSETS AND GOODWILL

    Deferred financing costs are costs incurred in connection with obtaining long-term financing; such costs are amortized as interest expense over the terms of the related debt agreements. Certain costs incurred with the connection of customers to the switched long distance network were deferred and are amortized on a straight-line basis over two years. The acquisition cost of retail customer accounts obtained through an outside sales organization, including certain transaction costs, were deferred and amortized over a period of three years. Goodwill and other intangibles are recorded at cost and

                         BROADWING COMMUNICATIONS INC.

1. ACCOUNTING POLICIES (CONTINUED)
amortized on a straight-line basis from 5 to 30 years. Accumulated amortization on all intangible assets amounted to $15.7 million and $37.7 million at December 31, 1999 and December 31, 1998 respectively.

    The Company reviews its long-lived assets by comparing the undiscounted cash flows estimated to be generated by those assets with the related carrying amount of the assets. Upon an indication of an impairment, a loss is recorded if the discounted cash flows projected for the assets is less than the assets' carrying value.

REVENUES

    Revenues are generally recognized as services are provided and are presented net of provisions for service credits and bad debts. Private line voice and data circuit revenues are generated primarily by providing capacity on the Company's fiber optic and microwave transmission network at rates established under long-term contractual arrangements or on a month-to-month basis after contract expiration. Switched long-distance service revenues are generated primarily by providing voice and data communication services; customers are billed monthly after services are rendered. Data and Internet revenues are generated by providing a number of services, including Internet service, Web hosting and consulting. Customers are billed monthly, generally after the service is provided.

    Sales of indefeasible rights to use ("IRU") fiber or capacity are recorded as unearned revenue at the earlier of the acceptance of the applicable portion of the network by the customer or the receipt of cash. The revenue is recognized over the life of the agreement as services are provided beginning on the date of customer acceptance. Revenue related to the sale of options in fibers that were jointly owned with another carrier was recorded net of the Company's basis in the options.

FIBER EXCHANGE AGREEMENTS

    In connection with its fiber optic network expansion, the Company has entered into various agreements to purchase, sell or exchange fiber usage rights. Purchases of fiber usage rights from other carriers are recorded at cost as a separate component of property and equipment. The recorded assets are amortized over the lesser of the term of the related agreement or the estimated life of the fiber optic cable. Sales of fiber usage rights are recorded as unearned revenue. Revenue is recognized over the terms of the related agreements. Non-monetary exchanges of fiber usage rights (swaps of fiber usage rights with other long distance carriers) are recorded at the cost of the asset transferred or, if applicable, the fair value of the asset received. Agreements to exchange fiber IRUs for capacity are recorded by recognizing the fair market value of the revenue earned and expense incurred under the respective agreements. Exchange agreements account for non-cash revenue and expense, in equal amounts, of $19.1 million in 1999 and 1998, and $14.0 million in 1997.

INCOME TAXES

    The provision for income taxes consists of an amount for taxes currently payable and a provision for tax consequences deferred to future periods using the liability method.

STOCK-BASED COMPENSATION

    The Company accounts for employee stock options under the intrinsic value method. Pro forma disclosures of net income are presented as if the fair value method had been applied.

                         BROADWING COMMUNICATIONS INC.

1. ACCOUNTING POLICIES (CONTINUED)
USE OF ESTIMATES

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

RECLASSIFICATIONS

    Certain amounts for prior years have been reclassified to conform to the current year presentation.

RECENTLY ISSUED ACCOUNTING STANDARDS

    In June 1999 the Financial Accounting Standards Board issued Interpretation No. 43 (FIN 43), an interpretation of Statement of Financial Accounting Standard No. 66, "Accounting for Sales of Real Estate." FIN 43 clarifies the standards for recognition of profit on all real estate sales transactions, including those related to fiber optic cable that cannot be removed and used separately from the real estate without incurring significant costs. This interpretation is effective for all applicable transactions after June 30, 1999. FIN 43 does not present a significant change from the Company's historical accounting for IRU agreements. The accounting for sales of capacity IRUs is evolving and is currently under consideration by accounting standard setters. Any change in accounting literature may affect the timing and method of recognition of these revenues and related costs.

    In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standard (SFAS) No. 133, "Accounting for Derivative Instruments and Hedging Activities." SFAS 133 establishes accounting and reporting standards requiring that a derivative instrument be recorded in the balance sheet as either an asset or liability, measured at its fair value. SFAS 133 has been subsequently amended through the release of SFAS 137, which provides for a deferral of the effective date of SFAS 133 to all fiscal years beginning after June 15, 2000. As a result, implementation of SFAS 133 is not mandatory for the Company until January 1, 2001. Management is currently assessing the impact of SFAS 133 on the Company's results of operations, cash flows and financial position, although it does not hold or issue derivative financial instruments for trading purposes or enter into interest rate transactions for speculative purposes.

    In December 1999, the Securities and Exchange Commission (SEC) issued Staff Accounting Bulletin (SAB) 101, "Revenue Recognition in Financial Statements. In SAB 101, the SEC Staff expresses its views regarding the appropriate recognition of revenue with regard to a variety of circumstances, some of which are of particular relevance to the Company. The Company is currently evaluating SAB 101 to determine its impact on the financial statements.

2. MERGER WITH CINCINNATI BELL INC. AND RESTRUCTURING

    On November 9, 1999, the Company was acquired by Cincinnati Bell through the merger of IXC and a wholly owned subsidiary of Cincinnati Bell, with IXC surviving as a wholly owned subsidiary of Cincinnati Bell (the "Merger"). IXC has since been renamed as Broadwing Communications Inc. and the Parent Company is now doing business as Broadwing Inc. A formal proposal to change the name of Cincinnati Bell to Broadwing Inc. is subject to a vote of Cincinnati Bell shareholders on April 19, 2000.

                         BROADWING COMMUNICATIONS INC.

2. MERGER WITH CINCINNATI BELL INC. AND RESTRUCTURING (CONTINUED)
    As a result of the Merger, all of the then outstanding shares of IXC common stock were converted in a tax-free exchange into approximately 68.5 million shares of Cincinnati Bell common stock, based on a fixed exchange ratio of
2.0976 shares of Cincinnati Bell stock for each share of IXC common stock. In addition, IXC's 7 1/4% Convertible Preferred Stock and IXC's Depositary Shares representing 1/20(th) of a share of IXC's 6 3/4% Convertible Preferred Stock were converted into Cincinnati Bell 7 1/4% Convertible Preferred Stock and Cincinnati Bell Depositary Shares representing 1/20(th) of a share of Cincinnati Bell 6 3/4% Convertible Preferred Stock, respectively. Approximately five million shares of IXC common stock that were owned by Cincinnati Bell at the merger date are being accounted for as if retired and are not included in the aforementioned total. All of the outstanding options, warrants and other equity rights in IXC were converted into options, warrants and the rights to acquire Cincinnati Bell common shares according to the same terms and conditions as the IXC options, except that the exercise price and the number of shares issuable upon exercise were divided and multiplied, respectively, by 2.0976.

    The aggregate purchase price of $2.2 billion consisted of (all numbers approximate): $0.3 billion in cash for the purchase of five million shares of IXC stock from Trustees of General Electric Pension Trust; the issuance of 68 million shares of the Parent Company's common stock valued at $1.6 billion, 155,000 shares of 6 3/4% convertible preferred stock issued by the Parent Company on our behalf and valued at $0.1 billion; and the issuance of 14 million options and warrants to purchase Parent Company common stock valued at $0.2 billion.

    The Parent Company accounted for the Merger according to the purchase method of accounting, with the purchase price allocation being "pushed down" to the Company's financial statements. The purchase price has been preliminarily allocated to the assets and liabilities assumed according to their estimated fair values and are subject to adjustment when additional information concerning asset and liability valuations is finalized. Property, plant and equipment was recorded at fair market value based on preliminary appraisal results, and useful lives were assigned to the assets. The excess of cost over the fair value assigned to the net assets acquired was recorded as goodwill and is being amortized using the straight-line method over 30 years.

    The purchase price was allocated to assets and liabilities based on their respective fair values at the Merger date, as listed in the table below:

Property, Plant and Equipment...............................  $  207.0
Other intangibles...........................................     397.0
Debt........................................................    (168.0)
Deferred tax liabilities....................................    (113.0)
Other.......................................................       7.0
                                                              --------
Subtotal....................................................     330.0
Goodwill....................................................   2,187.5
                                                              --------
  Total.....................................................  $2,517.5
                                                              ========

                         BROADWING COMMUNICATIONS INC.

2. MERGER WITH CINCINNATI BELL INC. AND RESTRUCTURING (CONTINUED)

    Included in the allocation of the cost to acquire the Company are restructuring costs associated with initiatives to integrate operations of the Company with its Parent Company. The restructuring costs accrued in 1999 included the costs of involuntary employee separation benefits related to 263 employees of the Company. As of December 31, 1999, approximately 1% of the employee separations had been completed for a total cash expenditure of $0.2 million. The restructuring plans also included costs associated with the closure of a variety of technical and customer support facilities, the decommissioning of certain switching equipment, and the termination of contracts with vendors.

    A summary of the exit liabilities recorded in the preliminary allocation of purchase price is as follows:

                                                     BEGINNING               ENDING
                                                      BALANCE    ACTIVITY   BALANCE
                                                     ---------   --------   --------
                                                           MILLIONS OF DOLLARS
Employee separations...............................    $2.2        $0.2       $2.0
Facility closure costs.............................     2.1          --        2.1
Relocation.........................................     0.2          --        0.2
Other exit costs...................................     3.2          --        3.2
                                                       ----        ----       ----
Total accrued restructuring costs..................    $7.7        $0.2       $7.5
                                                       ====        ====       ====

    The Company expects that most of these restructuring actions will be complete by December 31, 2000, and will result in cash outlays of $7.5 million in 2000.

3. ACQUISITIONS

COASTAL TELECOM LIMITED COMPANY ACQUISITION

    On May 10, 1999, the Company acquired Coastal Telecom Limited Company and other related companies under common control ("Coastal"). Coastal is a retail long distance reseller. The purchase price amounted to approximately
$110 million and was paid with a combination of $73.2 million of cash (including approximately $10 million paid for working capital items), $10 million of notes payable, $25.0 million of IXC common stock, and warrants to purchase 75,000 shares of IXC common stock. Assets acquired included approximately $103 million of goodwill and approximately $7 million of property and equipment. In connection with the acquisition the Company completed a credit facility with a commercial bank pursuant to which Eclipse, a wholly owned subsidiary, borrowed $27 million and used the proceeds to fund a portion of the Coastal purchase price. All amounts due under this facility were satisfied, and this credit facility was terminated, coincident with the Merger.

ECLIPSE MERGER

    On June 3, 1998, the Company completed the acquisition of Eclipse through a merger of a Company subsidiary with Eclipse by exchanging approximately
4.1 million shares of its common stock for all of the outstanding common stock of Eclipse. Each share of Eclipse common stock was exchanged for .2998 shares of the Company's common stock. In addition, outstanding Eclipse stock options were converted at the same exchange factor into options to purchase shares of the Company's common stock.

    The merger constituted a tax-free reorganization and has been accounted for as a pooling of interests. Accordingly, all prior period consolidated financial statements have been restated to include

                         BROADWING COMMUNICATIONS INC.

3. ACQUISITIONS (CONTINUED)
the combined results of operations, financial position and cash flows of Eclipse as though it had always been a part of the Company. Prior to the merger, Eclipse utilized a March 31 fiscal year end. For purposes of the combined results of operations for the year ended December 31, 1997, the amounts include Eclipse's historical results of operations for the years ended March 31, 1998. In order to report cash flow for 1998, a $1.5 million adjustment is included in the 1998 statements of stockholders' equity (deficit) and cash flows, representing Eclipse's first quarter 1998 net income, which is in both the beginning retained earnings balance and the fiscal 1998 net income amount. There were no transactions between Eclipse and the Company prior to the merger; however, certain reclassifications, primarily related to the presentation of certain excise taxes and bad debt provisions, were made to conform Eclipse's accounting policies to those of the Company. The results of operations for the separate companies and the combined amounts presented in the restated consolidated financial statements follow (in millions):

                                                  BROADWING
                                                  COMMUNI-
                                       ECLIPSE     CATIONS    ADJUSTMENTS   COMBINED
                                       --------   ---------   -----------   --------
1997 (PREDECESSOR)
  Operating revenue..................   $105.8     $420.7        $(4.9)      $521.6
  Operating expenses.................    110.2      465.9         (5.0)       571.2
  Net income (loss)..................     (4.6)     (94.6)          --        (99.2)

    In connection with the merger, the Company recorded in 1998 a charge of $8.0 million for merger related costs, including professional services associated with the merger, termination costs associated with duplicate functions, costs of exiting excess office space, and the write-off of duplicate equipment and software.

OTHER ACQUISITIONS

    Prior to its merger with the Company, Eclipse had entered into several business combinations and customer base acquisitions. Certain of those combinations were accounted for using the pooling of interests method, and the results of operations of the acquired businesses are included herein for all periods presented. The results of operations of other businesses acquired through purchase transactions are included herein for only the periods subsequent to their respective purchase. No pro forma financial information for any of the business combinations has been presented in these consolidated financial statements as the revenues, results of operations, and assets of the previously acquired businesses are not material.

4. MARKETABLE SECURITIES

PSINET INVESTMENT

    The Company's investment in PSINet consists of 21.6 million shares after adjusting for their February 2000 two-for-one stock split. This investment had a fair market value of approximately $631.7 million as of December 31, 1999. Of the total fair value, $240.0 million was recorded as unearned revenue because it represented the sale of an IRU to PSINet. The remaining fair value, net of tax, was reported as unrealized gain on marketable securities because the PSINet investment is "available-for-sale" as defined in Statement of Financial Accounting Standards (SFAS) No. 115. The change in the unrealized gain amount, net of tax, is included in other comprehensive income on the

                         BROADWING COMMUNICATIONS INC.

4. MARKETABLE SECURITIES (CONTINUED)
accompanying Consolidated Statement of Operations (the unrealized gain prior to the Merger with Cincinnati Bell was included in the allocation of purchase price).

    In June and July 1999, the Company received approximately $111.8 million representing amounts from a financial institution in connection with two prepaid forward sale contracts on six million shares of the PSINet common stock. This amount is accounted for as notes payable and is collateralized by these six million shares of PSINet common stock owned by the Company. Each forward-sale obligation for three million shares of PSINet stock may be settled at specified dates in the first and second quarter of 2002 for a maximum amount of three million shares of PSINet stock, or, at the Company's option, the equivalent value in cash. Since it is the Company's current intention to settle these obligations in PSINet stock, the carrying amount of the liability is marked-to-market each period with an offsetting adjustment to the "unrealized gain on investments" caption within other comprehensive income.

DCI TELECOMMUNICATIONS

    In November 1998, the Company entered into an agreement to acquire
4.25 million shares of common stock of DCI Telecommunications, Inc. (DCI) as consideration for payment of amounts due from one of the Company's customers that was also a vendor of DCI. The agreement provided that DCI was to issue additional shares of common stock to the Company if the market value of the shares the Company owned did not reach $17.7 million by June 1, 1999. As of June 1, 1999, and subsequent thereto, the market value of the shares the Company owned was less than the $17.7 million guaranteed in the November 1998 agreement. DCI has publicly disclosed that it does not intend to issue additional shares to the Company. The Company is pursuing the remedies to which it is entitled under the November 1998 agreement. Due to a decline in the financial condition of DCI that is considered permanent, the Company wrote down its investment in DCI by $16.1 million to $1.5 million. This writedown was recorded in other income/expense during the pre-Merger period in 1999.

5. INVESTMENTS IN UNCONSOLIDATED SUBSIDIARIES

MARCA-TEL

    As of December 31, 1999, the Company holds an indirect investment equal to 30.0% of Marca-Tel S.A. de C.V. (Marca-Tel) as a result of its ownership of 65.4% of Progress International, LLC ("Progress") which, in turn, owns 45.8% of Marca-Tel. The remaining 54.2% of Marca-Tel is owned by a Mexican individual, Formento Radio Beep, S.A. de C.V. ("Radio Beep") and Siemens S.A. de C.V ("Siemens"). The other owner of Progress is Westel International, Inc. ("Westel"). At December 31, 1998, the Company was owed $9.4 million by Westel, the Company's partner in Progress. The note was secured by a portion of Westel's ownership in Progress, and repayment was due on May 31, 1999. Westel failed to make scheduled payments on the note and thereby transferred their share rights to the Company. Because of that forfeiture, the Company now owns 65.4% of Progress.

UNIDIAL

    In December 1997, the Company announced a joint venture with UniDial Communications to sell UniDial products exclusively over the Company's network. The Company owned 20% of the joint venture, which was known as UniDial Communications Services, LLC ("Unidial"). In July 1999, the Company entered into an agreement with Unidial Communications, Inc. to sell its share of Unidial Communications Services, LLC (Unidial). In conjunction with this agreement, the Company is relieved

                         BROADWING COMMUNICATIONS INC.

5. INVESTMENTS IN UNCONSOLIDATED SUBSIDIARIES (CONTINUED) from making any further capital contributions to Unidial. During 1999, the Company reported losses totaling approximately $10.9 million related to equity losses and the sale of its investment in Unidial. As of December 31, 1999, the Company's investment in Unidial has been written down to zero.

STORM TELECOMMUNICATIONS, LTD..

    In October 1997, Storm Telecommunications, Ltd. ("Storm") was formed. Storm was a joint venture with Telenor Global Services AS ("Telenor"), a subsidiary of the Norwegian national telephone company, to provide telecommunication services to carriers and resellers in Europe. The joint venture was owned 40% by Telenor, 40% by the Company and 20% by Clarion Resources Communications Corporation, an U.S.-based telecommunications company in which Telenor owned a controlling interest. In February 2000, the Company sold its investment in Storm, plus amounts due it relating to the joint venture, for $14.4 million.

APPLIED THEORY, INC.

    In May 1998, the Company purchased a 34% interest in Applied Theory Communications, Inc., a New York-based Internet Service Provider. Applied Theory, Inc. was formed in 1996 to provide high quality Internet services for the New York state research and education community. In 1999, Applied Theory made an initial public offering, diluting the Company's ownership percentage. After acquiring additional shares of common stock in 1999, the Company now has a 27.6% interest in Applied Theory.

    Investments in and advances to unconsolidated subsidiaries accounted for using the equity method are as follows at December 31, 1999 and 1998 (in millions):

                                                              BALANCE OF INVESTMENTS
                                                 CURRENT           AND ADVANCES
                                                OWNERSHIP     -----------------------
                                               INTEREST AT     COMPANY    PREDECESSOR
                                              DECEMBER 31,    ---------   -----------
                                                  1999          1999         1998
                                              -------------   ---------   -----------
Marca-Tel S.A. de C.V.......................       30.0%        $  --       $(11.8)
Applied Theory, Inc.........................       27.6%         61.0         10.7
Unidial Communications, Services, LLC.......          0%           --          7.9
Storm Telecommunications Ltd................          0%           --          2.7
                                                                -----       ------
  Total.....................................                    $61.0       $  9.5
                                                                =====       ======

                         BROADWING COMMUNICATIONS INC.

5. INVESTMENTS IN UNCONSOLIDATED SUBSIDIARIES (CONTINUED)
    The combined results of operations and financial position from all the investees accounted for using the equity method during 1999 as well as the Company's share of their income (loss) are summarized below (in millions):

                                           COMPANY                PREDECESSOR
                                         -----------   ---------------------------------
                                         PERIOD FROM   PERIOD FROM
                                          NOV 10 TO    JAN 1 1999
                                           DEC 31       TO NOV 9,
                                            1999          1999         1998       1997
                                         -----------   -----------   --------   --------
IXC's share of losses from
  equity-method investees..............     $(1.5)        $(20.3)     $(23.5)    $(23.8)
IXC's share of loss from PSINet
  investment...........................        --             --        (9.5)        --
                                            -----         ------      ------     ------
Losses from equity-method
  invesments...........................     $(1.5)        $(20.3)     $(33.0)    $(23.8)
                                            =====         ======      ======     ======

PSINET TRANSACTION

    The Company initially accounted for its investment in PSINet using the equity method and recorded its share of PSINet's operating losses. The Company began accounting for this investment on the cost basis at the beginning of the third quarter of 1998 when it was determined that the Company could no longer exercise significant influence over PSINet's operating and financial policies. This determination was made because the Company's equity interest in PSINet was below 20% and it no longer had a representative with a seat on PSINet's board of directors.

    At December 31, 1999, the Company's recorded investment in PSINet was approximately $631.7 million.

6. RESTRUCTURING CHARGE

    In the second quarter of 1999, the Company recorded a charge of approximately $13.9 million to exit certain operations in the switched wholesale business. The restructuring charge consisted of severance and various other costs associated with workforce reduction, network decommissioning, and various terminations. The workforce reduction of 94 people included employees contributing to the sales function and employees contributing to the network operations. These restructuring activities are expected to be substantially complete by June 30, 2000. Due to the Merger, it was determined that the combined companies would need the switches that had been marked for decommissioning in the second quarter's restructuring charge. Additionally, it was determined that the total period contemplated for lease payments relating to an abandoned office would not be required. As a result, the second quarter's restructuring charge was reduced by $1.2 million during the third quarter related to decommissioning the switches and $0.4 million related to a reduction in the lease pay off requirement.

    In the third quarter of 1999, the Company recorded a charge of approximately $8.3 million relating to the restructuring of the organization and to exit certain foreign operations. The plan was developed prior to the Merger, by the previous Chief Executive Officer, after reviewing the Company's operations. The workforce reduction of 15 employees included management, administrative and foreign sales personnel. The employees were notified of this program during July and August of 1999. Generally, all of the charges are expected to be paid by the first quarter of 2000.

                         BROADWING COMMUNICATIONS INC.

6. RESTRUCTURING CHARGE (CONTINUED)
    Activity in the accrued restructuring liabilities recorded in the second and third quarters of 1999 are as follows (in millions):

                                                                              ACCRUED AT
                                RESTRUCTURING                                DECEMBER 31,
                                   CHARGE       UTILIZATIONS   ADJUSTMENTS       1999
                                -------------   ------------   -----------   ------------
SECOND QUARTER:
Severance.....................      $ 2.8           $1.6           $ --          $1.2
Network Decommissioning.......        3.9             .4            1.2           2.3
Terminate contractual
  obligations and exit
  facilities..................        6.4            1.8             .4           4.2
                                    -----           ----           ----          ----
Total Restructuring Costs.....      $13.1           $3.8           $1.6          $7.7
                                    =====           ====           ====          ====
THIRD QUARTER:
Severance.....................      $ 7.5           $4.6           $ --          $2.9
Terminate contractual
  obligations and exit
  facilities..................         .8             .3             --            .5
                                    -----           ----           ----          ----
Total Restructuring Costs.....      $ 8.3           $4.9           $ --          $3.4
                                    =====           ====           ====          ====

7. LONG-TERM DEBT AND CAPITAL LEASE OBLIGATIONS

    Long-term debt and capital lease obligations consist of the following at December 31, 1999 and 1998 (in millions):

                                                          COMPANY    PREDECESSOR
                                                          --------   -----------
                                                            1999        1998
                                                          --------   -----------
Amounts due under Revolving Credit Facility.............   $   --       $200.0
9% Senior Subordinated Notes............................    450.0        450.0
NTFC Credit Facility....................................       --         23.8
12 1/2% Senior Notes....................................       .8           .8
Capital lease obligations...............................     11.3         16.1
PSINet Forward Sale.....................................    133.9           --
Other debt..............................................      7.3          2.3
                                                           ------       ------
  Total long-term debt and capital lease obligations....   $603.3       $693.0
Less current portion....................................      5.9         14.0
                                                           ------       ------
Long-term debt and capital lease obligations............   $597.4       $679.0
                                                           ======       ======

9% SENIOR SUBORDINATED NOTES

    In 1998, the Company issued $450.0 million of 9% senior subordinated notes due 2008 ("the 9% notes"). The 9% notes are general unsecured obligations and are subordinate in right of payment to all existing and future senior indebtedness and other liabilities of the Company's subsidiaries. The indenture related to the 9% notes requires us to comply with various financial and other covenants and restricts the Company from incurring certain additional indebtedness. In January 2000, $404 million of the 9% senior subordinated notes were redeemed through a tender offer due to the change of control terms in the bond indenture.

                         BROADWING COMMUNICATIONS INC.

7. LONG-TERM DEBT AND CAPITAL LEASE OBLIGATIONS (CONTINUED)
PSINET FORWARD SALE

    The Company's investment in PSINet consists of 21.6 million shares after adjusting for PSINet's February 2000 two-for-one stock split. In June and July 1999, the Company received approximately $111.8 million representing amounts from a financial institution in connection with two prepaid forward sale contracts on six million shares of the PSINet common stock. This amount is accounted for as notes payable and is collateralized by these six million shares of PSINet common stock. Each forward-sale obligation for three million shares of PSINet stock may be settled at specified dates in the first and second quarter of 2002 for a maximum amount of three million shares of PSINet stock, or at the Company's option, the equivalent value in cash. Since the Company intends to settle these obligations in PSINet stock, the carrying amount of the liability is marked-to-market each period with an offsetting adjustment to "other financing costs" within other comprehensive income.

OTHER

    Pursuant to our May 10, 1999 acquisition of Coastal Telecom Limited Company, the Company assumed $10 million in notes payable, of which $7.8 million is still outstanding at December 31, 1999.

    Additionally, $.8 million remains outstanding on the 12 1/2% senior notes (original indebtedness of $285.0 million) that were largely eliminated through a tender offer in 1998.

    Amounts previously outstanding on the revolving credit facility and the NTFC credit facility were retired as part of the Merger. This early extinguishment of debt resulted in an extraordinary charge of $6.6 million, net of tax, during the post-Merger period of November 10, 1999 to December 31, 1999.

    The Company has acquired certain facilities and equipment using capital leases. The gross amount of assets recorded under capital leases at December 31, 1999 and 1998 (capital leases and associated accumulated depreciation was revalued at the Merger date) was $11.8 million and $41.7 million, respectively. The related accumulated depreciation was $1.2 million and $25.0 million at December 31, 1999 and 1998, respectively.

    Annual maturities of long term debt and minimum payments under capital leases for the five years after December 31, 1999 are as follows (in millions):

                                                    LONG-TERM   CAPITAL
                                                      DEBT       LEASES     TOTAL
                                                    ---------   --------   --------
2000..............................................   $   --      $ 6.4      $  6.4
2001..............................................       --        4.1         4.1
2002..............................................    133.9        1.5       135.4
2003..............................................       --         .4          .4
2004..............................................       --         --          --
Thereafter........................................    458.1         --       458.1
                                                     ------      -----      ------
                                                      592.0       12.4       604.4
Less amounts related to Interest..................       --        1.1         1.1
                                                     ------      -----      ------
                                                      592.0       11.3       603.3
Less Current Portion..............................       --        5.9         5.9
                                                     ------      -----      ------
                                                     $592.0      $ 5.4      $597.4
                                                     ======      =====      ======

                         BROADWING COMMUNICATIONS INC.

7. LONG-TERM DEBT AND CAPITAL LEASE OBLIGATIONS (CONTINUED)
    In January 2000, $404 million of the 9% senior subordinated notes due 2008 described above were redeemed through a tender offer as a result of the change of control terms of the bond indenture. As a result, the Company will record an extraordinary charge for the debt extinguishment of approximately $4.4 million, net of taxes, in the first quarter of 2000.

8. REDEEMABLE PREFERRED STOCK

    In 1997, the Company issued $400 million in redeemable preferred stock, consisting of 300,000 shares of 12 1/2% Junior Exchangeable Preferred Stock due 2009 and 1,000,000 shares of 7 1/4% Junior Convertible Preferred Stock due 2007. Respectively, these preferred stock issues had liquidation preferences of $1,000 and $100 per share and amounted to a carrying value of $344.2 million and $103.6 million at December 31, 1998. These preferred stocks were not included in stockholders' equity because they are mandatorily redeemable. The 7 1/4% preferred stock was retired coincident with the Merger and replaced by similar preferred stock issued by the Parent Company. Accordingly, the Company no longer reflects the 7 1/4% preferred stock on its consolidated balance sheet.

9. STOCKHOLDERS' EQUITY

6 3/4 CUMULATIVE CONVERTIBLE PREFERRED STOCK

    In 1998, the Company sold 155,250 shares of 6 3/4% cumulative convertible preferred stock for gross proceeds of $155.3 million. At December 31, 1998, this preferred stock was reflected on the consolidated balance sheet with a par value of $2,000 with the remainder included in additional paid-in capital. This preferred stock issue was retired coincident with the Merger and replaced by a similar preferred stock issued by the Parent Company. Accordingly, the Company no longer reflects this preferred stock issue on its consolidated balance sheet.

COMMON STOCK

    As of December 31, 1998, approximately 36.4 million shares of the Company's common stock were issued and outstanding. In July 1999, the Parent Company acquired 300,000 shares of the Company's common stock as the first step in the Merger. In August 1999, this was followed by an additional purchase of approximately 4.7 million shares of the Company's common stock (both purchases were from General Electric Pension Trust). Upon consummation of the Merger, the remaining 32.6 million shares of the Company's common stock held by its shareholders were exchanged for approximately 68.5 million shares of the Parent Company common stock issued in the Merger. The Company now has outstanding 500,000 common shares that are owned entirely by the Parent Company.

ADDITIONAL PAID-IN CAPITAL AND ACCUMULATED DEFICIT

    The Company's previous paid-in capital and accumulated deficit were eliminated at the date of the Merger. At December 31, 1998, amounts appearing in the consolidated balance sheet reflect the pre-merger activity of the Company. At December 31, 1999, the additional paid-in capital balance of approximately $2.4 billion reflects the consideration paid by the Parent Company for the Company in the Merger. The accumulated deficit balance of $45.5 million at December 31, 1999 reflects the activities of the Company subsequent to the November 9, 1999 Merger date.

                         BROADWING COMMUNICATIONS INC.

9. STOCKHOLDERS' EQUITY (CONTINUED)
STOCK BASED COMPENSATION

    Prior to the Merger, the Company maintained incentive plans for selected employees. The Company's plans included non-qualified stock options issued at prices equal to the fair market value of the Company's common stock at the date of grant which expire upon the earlier of 10 years from the date of grant or termination of employment, death, or disability. Effective with the Merger, options outstanding under the Company's plans were converted into options to acquire Cincinnati Bell common stock, with the number of shares and exercise price being adjusted in accordance with the exchange ratio of 2.0976 established in the Merger Agreement. All outstanding options under the Company's plans became exercisable and fully vested upon the change in control except for those options issued under the 1998 Plan. The majority of options issued under the 1998 Plan maintained the original vesting schedule. A few selected option grants to executives became exercisable and fully vested according to their agreements.

    The Company adopted several stock option plans that provide for the issuance of non-qualified or incentive stock options to employees and directors. Options under these plans are generally awarded at the discretion of the Board of Directors and generally are awarded with exercise prices at least equal to the fair market value of the underlying common stock at the date of grant. Certain options granted in 1996 under one plan were granted at an exercise price less than fair market value, resulting in the recognition of additional compensation expense of $0.1 million, $0.1 million, and $0.2 million in 1999, 1998 and 1997, respectively. Options generally expire after ten years and vest over periods ranging from three to five years. In the event of a change in control, certain of the options outstanding will vest fully.

    In 1996 the Company adopted a phantom stock plan (the Directors Plan), pursuant to which $20,000 per year of outside director's fees for certain directors was deferred and treated as if it were invested in shares of the Company's common stock. At the Merger date, this plan was eliminated and all amounts due were paid. Prior to 1998, no shares of common stock were actually purchased and the participants received cash benefits equal to the value of the shares that they were deemed to have purchased under the Director's Plan. Distribution of benefits generally was to occur three years after the deferral. Compensation expense was determined based on the market price of the shares deemed to have been purchased and was charged to expense over the related period. In 1999, 1998, and 1997, the Company recognized $0.3 million,
$0.1 million and $0.1 million, respectively, as compensation expense related to the Director's Plan. The Company amended the Directors' Plan in 1998 to allow benefits to be paid in either cash or shares of common stock.

    Prior to the pooling-of-interests transaction Eclipse granted stock options to various parties from time to time. The terms and conditions of the Eclipse options, including exercise prices and option expiration periods, were set by Eclipse's board of directors. In connection with the Eclipse merger, all outstanding Eclipse options were converted into substitute options at an exchange rate of .2998 IXC option for each Eclipse option. Such substitute options provided for substantially the same terms and conditions as the original Eclipse options. Under the terms of a stock option agreement with a former officer of a subsidiary of Eclipse a $1.1 million charge for compensation was recorded in fiscal 1997.

    The Company accounts for employee stock options under APB 25 and only makes fair value disclosures of option grants. The fair value disclosures assumes that fair value of option grants was calculated at the date of grant using the Black-Scholes option pricing model with the following assumptions: risk-free interest rates of 6.4% in 1999, 5.6% in 1998, and 5.2%--6.4% in 1997; no
dividend yield; volatility of .874 in 1999, .804 in 1998, and .551 in 1997 (for Eclipse options, fair value was calculated assuming a volatility factor of .376 in 1997); and expected option lives of 4 years.

                         BROADWING COMMUNICATIONS INC.

9. STOCKHOLDERS' EQUITY (CONTINUED)

    For purposes of pro forma disclosures, the estimated fair value of the options is amortized to expense over the options' vesting period. Pro forma loss information is as follows (in millions except for weighted average exercise price):

                                                                    PREDECESSOR
                                                         ----------------------------------
                                                                            YEAR ENDED
                                                         PERIOD FROM       DECEMBER 31,
                                                         JAN 1-NOV 9,   -------------------
                                                             1999         1998       1997
                                                         ------------   --------   --------
Pro forma loss applicable to common stockholders.......    $(293.5)     $(237.0)   $(125.6)

    Stock option activity and related information for the period from November 10, 1999 to December 31, 1999, January 1, 1999 to November 9, 1999 and the years ended December 31, 1998 and 1997 are as follows:

                                                       1999                    1998                    1997
                                               ---------------------   ---------------------   ---------------------
                                                            WEIGHTED                WEIGHTED                WEIGHTED
                                                            AVERAGE                 AVERAGE                 AVERAGE
                                                OPTIONS     EXERCISE    OPTIONS     EXERCISE    OPTIONS     EXERCISE
                                               (MILLIONS)    PRICE     (MILLIONS)    PRICE     (MILLIONS)    PRICE
                                               ----------   --------   ----------   --------   ----------   --------
Outstanding at beginning of period...........       5.4      $27.50         3.1      $17.12         2.0      $11.90
Granted......................................       3.5      $37.99         3.2      $34.34         1.3      $25.43
Exercised....................................       (.5)     $15.90         (.6)     $ 8.87         (.1)     $11.22
Forfeited....................................      (1.0)     $29.93         (.3)     $25.01         (.1)     $24.16
                                                 ------                  ------                  ------
Outstanding at end of period.................       7.4      $32.76         5.4      $22.71         3.1      $17.12
                                                 ------                  ------                  ------
Exercisable at end of period.................       2.3                     1.1                     1.0
                                                 ======                  ======                  ======
Weighted average fair value of options
  granted during the period..................    $25.08                  $21.96                  $14.67
                                                 ------                  ------                  ------

    The following table summarizes outstanding options at November 9, 1999 by price range:

              OUTSTANDING                              EXERCISABLE
----------------------------------------   -----------------------------------
                                WEIGHTED    WEIGHTED                  WEIGHTED
                                AVERAGE      AVERAGE                  AVERAGE
 OPTIONS         RANGE OF       EXERCISE   CONTRACTUAL    OPTIONS     EXERCISE
(MILLIONS)   EXERCISE PRICES     PRICE        LIFE       (MILLIONS)    PRICE
----------   ----------------   --------   -----------   ----------   --------
  2.0        $ 3.01 to $26.00    $18.22        7.9            .9       $14.57
  1.6        $26.25 to $33.94    $30.87        8.6           1.0       $30.21
  2.6        $34.00 to $38.63    $38.51        9.6            .1       $36.49
  1.2        $38.75 to $59.88    $47.36        8.6            .3       $47.96
   ---                                                       ---
  7.4        $ 3.01 to $59.88    $32.76        8.8           2.3       $25.97
   ===                                                       ===

10. CONCENTRATIONS OF CREDIT RISK AND MAJOR CUSTOMERS

    Financial instruments that potentially subject the Company to concentrations of credit risk consist primarily of cash equivalents and trade receivables. The Company places its cash equivalents in quality investments with reputable financial institutions.

                         BROADWING COMMUNICATIONS INC.

10. CONCENTRATIONS OF CREDIT RISK AND MAJOR CUSTOMERS (CONTINUED)
    The Company may be subject to credit risk due to concentrations of receivables from companies that are telecommunications providers, Internet service providers, and cable television companies. The Company performs ongoing credit evaluations of customers' financial condition and typically does not require significant collateral.

    A relatively small number of customers account for a significant amount of the Company's total revenues. Revenues from the Company's ten largest customers accounted for approximately 38%, 42% and 49% of total revenues in 1999, 1998 and 1997, respectively.

11. INCOME TAXES

    Significant components of the benefit (provision) for income taxes attributable to current operations are as follows (in millions):

                                                          COMPANY                  PREDECESSOR
                                                       --------------   ----------------------------------
                                                        PERIOD FROM     PERIOD FROM
                                                       NOVEMBER 10 TO   JANUARY 1 TO
                                                        DECEMBER 31,    NOVEMBER 9,
                                                            1999            1999         1998       1997
                                                       --------------   ------------   --------   --------
CURRENT:
  Federal............................................      $(12.9)         $  --        $ (7.1)    $  --
  State..............................................        (4.5)          (2.1)         (6.8)     (1.8)
                                                           ------          -----        ------     -----
    Total Current....................................       (17.4)          (2.1)        (13.9)     (1.8)
                                                           ------          -----        ------     -----

DEFERRED:
  Federal............................................        28.7             --            --        .4
  State..............................................         4.0             --            --        --
                                                           ------          -----        ------     -----
    Total deferred...................................        32.7             --            --        .4
                                                           ------          -----        ------     -----
  Benefit (provision) for income taxes...............      $ 15.3          $(2.1)       $(13.9)    $(1.4)
                                                           ======          =====        ======     =====

    The following is a reconciliation of the income tax benefit (provision) attributable to continuing operations computed at the U.S. federal statutory tax rate to the income tax benefit (provision) computed using the Company's effective tax rate for each respective period (in millions):

                                                         COMPANY                  PREDECESSOR
                                                      --------------   ----------------------------------
                                                       PERIOD FROM     PERIOD FROM
                                                      NOVEMBER 10 TO   JANUARY 1 TO
                                                       DECEMBER 31,    NOVEMBER 9,
                                                           1999            1999         1998       1997
                                                      --------------   ------------   --------   --------
Tax benefit at federal statutory rate...............       $19.0         $  96.4       $ 28.3     $ 34.1
State income tax benefit (provision)................         (.3)           11.3          (.3)       3.7
Change in valuation allowance.......................          --          (108.6)       (39.7)     (37.5)
Goodwill amortization...............................        (3.2)             --           --         --
Other differences...................................         (.2)           (1.2)        (2.2)      (1.7)
                                                           -----         -------       ------     ------
Benefit (provision) for income taxes................       $15.3         $  (2.1)      $(13.9)    $ (1.4)
                                                           =====         =======       ======     ======

                         BROADWING COMMUNICATIONS INC.

11. INCOME TAXES (CONTINUED)
    Deferred income taxes reflect the tax effect of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the Company's deferred tax assets and liabilities are as follows (in millions):

                                                              COMPANY    PREDECESSOR
                                                              --------   -----------
                                                                1999        1998
                                                              --------   -----------
DEFERRED TAX ASSETS:
  Net operating loss carryforwards..........................  $ 126.2      $  22.1
  Investment in unconsolidated subsidiaries.................     27.7         42.6
  Deferred revenue..........................................    193.9         97.6
  Other.....................................................     39.7         25.4
                                                              -------      -------
    Gross deferred tax assets...............................    387.5        187.7
    Valuation allowance.....................................       --       (123.3)
                                                              -------      -------
  Net deferred tax asset....................................  $ 387.5      $  64.4
                                                              -------      -------

DEFERRED TAX LIABILITIES:
  Depreciation and amortization.............................  $(384.4)     $ (65.2)
  Unrealized gain on investments............................   (160.5)          --
  Other liabilities.........................................     (4.2)        (1.0)
                                                              -------      -------
  Gross deferred tax liabilities............................   (549.1)     $ (66.2)
                                                              -------      -------
    Net deferred tax liabilities............................  $(161.6)     $  (1.8)
                                                              =======      =======

AS RECORDED IN THE CONSOLIDATED BALANCE SHEETS:
  Current deferred tax assets...............................  $  16.8      $   5.0
  Noncurrent deferred tax liability.........................   (178.4)        (6.8)
                                                              -------      -------
      Gross deferred tax liabilities........................  $(161.6)     $  (1.8)
                                                              =======      =======

    The Company recorded gross deferred tax assets of approximately
$346.3 million and gross deferred tax liabilities of approximately
$484.3 million upon completion of the Merger. Tax loss carryforwards will generally expire between 2001 and 2018. U.S. tax laws limit the annual utilization of tax loss carryforwards of acquired entities. These limitations should not materially impact the utilization of the tax carryforwards.

    As a result of the Merger, the Company released 100% of its valuation allowance in conjunction with the purchase accounting adjustments. Such a reduction results from a determination that it is more likely than not that all of the Company's deferred tax assets will be realized in a post-Merger environment.

12. RELATED PARTY TRANSACTIONS

    A law firm, of which a former director and stockholder of the Company was a principal, provided certain legal services to the Company in the amount of approximately $4.1 million in 1999, $3.3 million in 1998 and $4.3 million in 1997.

                         BROADWING COMMUNICATIONS INC.

12. RELATED PARTY TRANSACTIONS (CONTINUED)
    The Company pays interest on amounts borrowed from its Parent Company at a rate of 7.84%. As of December 31, 1999, the Company had outstanding loans of $442.9 million from its Parent Company.

13. FAIR VALUE OF FINANCIAL INSTRUMENTS

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

    MARKETABLE SECURITIES: The fair values of marketable securities are based on quoted market prices.

    LONG-TERM DEBT: the fair value is estimated based on year-end closing market prices of the Company's debt and of similar liabilities. The carrying amounts at December 31, 1999 and 1998 were $597.4 million and $679.0 million, respectively, which approximates fair market value. Long-term debt also includes the forward sale of six million shares of PSINet common stock, as further described in Note 7. The Company is adjusting the carrying amount of this liability as required by the forward sale agreement. The carrying amount of this obligation at December 31, 1999 was $133.9 million.

    PREFERRED STOCK: The fair value of the 12 1/2% Exchangeable Preferred Stock is $435.5 million, and is based on the trading value of this instrument at December 31, 1999.

                         BROADWING COMMUNICATIONS INC.

13. FAIR VALUE OF FINANCIAL INSTRUMENTS (CONTINUED)

    INTEREST RATE RISK MANAGEMENT: Effective with the retirement of the revolving credit facility and with new debt being assumed by the Parent Company, the Company is not currently subject to market risk associated with changes in interest rates. The Company does not hold or issue derivative financial instruments for trading purposes or enter into interest rate transactions for speculative purposes.

14. COMMITMENTS AND CONTINGENCIES

LEASE COMMITMENTS

    Lease expense relating to facilities, equipment and transmission capacity leases, excluding amortization of fiber exchange agreements, was approximately $146.6 million, $120.5 million and $99.1 million for the years ending
December 31, 1999, 1998, and 1997, respectively.

    At December 31, 1999, the total minimum annual rental commitments under noncancelable leases are as follows:

                                                        OPERATING
                                                         LEASES     CAPITAL LEASES
                                                        ---------   --------------
                                                           MILLIONS OF DOLLARS
2000..................................................   $ 41.9         $ 6.4
2001..................................................     29.2           4.1
2002..................................................     22.5           1.5
2003..................................................     19.8            .4
2004..................................................      7.8            --
Thereafter............................................     10.4            --
                                                         ------         -----
Total.................................................   $131.6          12.4
                                                         ======
Amount representing interest..........................                    1.1
                                                                        -----
Present value of net minimum lease payments...........                  $11.3
                                                                        =====

COMMITMENTS

    In order to satisfy the contractual commitments that the Company has entered into with respect to IRU agreements, approximately 1,700 fiber route miles must be constructed at an approximate cost of $82 million.

CONTINGENCIES

    In the normal course of business, the Company is subject to various regulatory proceedings, lawsuits, claims and other matters. Such matters are subject to many uncertainties and outcomes are not predictable with assurance.

    Certain former members of the Company's board of directors, as well as Cincinnati Bell Inc., have been named as a defendant in five stockholder class action suits filed in the Delaware Court of Chancery (the Court). These suits were filed in July 1999 and pertain to the recently completed merger with Cincinnati Bell. The complaints allege, among other things, that the defendants breached their fiduciary duties to the Company's former stockholders by failing to maximize stockholder value in connection with entering into the Merger agreement and sought a court order enjoining completion of

                         BROADWING COMMUNICATIONS INC.

14. COMMITMENTS AND CONTINGENCIES (CONTINUED) the Merger. In an October 27, 1999 ruling, the Court denied plaintiffs' request for a preliminary injunction. The Merger has since closed and management believes that the performance of Cincinnati Bell's share price has rendered plaintiffs' arguments moot. While these suits currently remain outstanding and subject to further litigation, the Company does not believe any of plaintiffs' arguments have merit and intends to continue exploring all available options to bring this matter to a close, including discussions toward a possible settlement.

    A total of twenty-seven Equal Employment Opportunity Commission ("EEOC") charges were filed beginning in September 1999 by current Broadwing Telecommunications Inc. employees located in the Houston office (formerly Coastal Telephone, acquired by the Company in May 1999) alleging sexual harassment, race discrimination and retaliation. The Company is continuing its investigation of these charges and is cooperating with the EEOC. Many employee interviews have been conducted by the EEOC and discovery is ongoing at the present time.

    In the course of closing the Merger, the Company became aware of possible non-compliance with reporting requirements under certain federal environmental statutes. Since it was impossible to conduct a thorough investigation of all facilities within the ten-day period required to take advantage of the Environmental Protection Agency's (EPA) self-policing policy, the Company, by letter dated November 8, 1999, elected to voluntarily disclose its possible non-compliance to the EPA. By letter dated January 19, 2000, the EPA determined that the "prompt disclosure" requirement of the self-policing policy appears to have been satisfied and established a deadline of May 1, 2000 for the Company to complete its environmental audit of its facilities and report any violations to the Agency. The Company intends to complete its environmental audit of these facilities within the time frame established by the EPA and take whatever corrective actions are indicated.

    The Company believes that the resolution of such matters for amounts in excess of those reflected in the consolidated financial statements would not likely have a materially adverse effect on the Company's financial condition.

15. VALUATION AND QUALIFYING ACCOUNTS

    Activity in the Company's allowance for doubtful accounts and service credits was as follows (in millions):

                                                   BALANCE AT
                                                   BEGINNING    CHARGED TO                 BALANCE AT
DESCRIPTION                                        OF PERIOD     REVENUE     DEDUCTIONS   END OF PERIOD
-----------                                        ----------   ----------   ----------   -------------
Period from November 10 to December 31, 1999.....     $45.3        $ 5.1        $14.4         $36.0
-------------------------------------------------------------------------------------------------------
Period from January 1 to November 9, 1999........     $16.7        $53.3        $24.7         $45.3
Year ended December 31, 1998.....................     $13.1        $55.2        $51.6         $16.7
Year ended December 31, 1997.....................     $ 6.4        $20.7        $14.0         $13.1

16. QUARTERLY RESULTS (UNAUDITED)

    The following table presents certain unaudited quarterly financial information for each quarter in 1998 and 1999. This information was prepared on the same basis as the audited financial statements appearing elsewhere in this Form 10-K. The operating results for any quarter are not necessarily indicative of results for any future period. The Company may experience substantial fluctuations in

                         BROADWING COMMUNICATIONS INC.

16. QUARTERLY RESULTS (UNAUDITED) (CONTINUED) quarterly results in the future as a result of various factors, including customer turnover, price competition and the success of the Company's customers.

                                                                     PREDECESSOR                                         COMPANY
                                -------------------------------------------------------------------------------------   ---------
                                                                                             1999 QUARTER ENDED
                                           1998 QUARTER ENDED               -----------------------------------------------------
                                -----------------------------------------                                     OCT 1-     NOV 10-
                                 MAR 31     JUN 30     SEP 30     DEC 31     MAR 31     JUN 30     SEP 30     NOV 9      DEC 31
                                --------   --------   --------   --------   --------   --------   --------   --------   ---------
                                                                      (DOLLARS IN MILLIONS)
STATEMENT OF OPERATIONS DATA:
  Net operating revenue.......   $157.6    $ 155.9     $185.3     $169.8     $161.4    $ 157.9     $170.1     $ 78.8     $ 99.0
  Operating expenses:
  Cost of providing
    services..................    107.9      107.6      110.0      107.8      104.8      108.3      106.4       46.9       60.7
  Selling, general and
    administrative............     29.4       30.0       40.1       45.1       51.8       61.0       66.3       31.5       38.1
  Depreciation and
    amortization..............     20.2       22.6       34.8       36.0       36.3       39.5       50.7       21.1       46.7
  Restructuring...............       --         --         --         --         --       13.1        6.7         --         --
  Merger and other infrequent
    costs (credits)...........      (.1)       7.7         .5        (.1)        .1       12.8        1.1       23.9         --
    Operating income (loss)...   $   .2    $ (12.0)    $   --      (19.0)    $(31.6)   $ (76.8)    $(61.1)    $(44.6)    $(46.5)
    Net loss..................   $(17.9)   $(102.5)    $(15.3)    $(26.8)    $(42.2)   $(114.2)    $(69.1)    $(55.5)    $(45.5)

17. SEGMENT REPORTING

   In accordance with Statement of Financial Accounting Standard No. 131, "Disclosures About Segments of an Enterprise and Related Information", the Company began reporting its results by operating segment in 1998. Historically, management has segregated the operations of the Company into three operating segments: private line, switched long distance, and data and Internet. The operations of the Company now comprise a single segment and are reported as such to the Chief Executive Officer of the Parent Company, who functions in the role of chief operating decision maker for the Company. Accordingly, the Company has restated segment results for prior periods in order to conform to the current year presentation of operating segments.

    Current and prior year segment information also includes the operations of Eclipse, which was acquired by the Company in a transaction accounted for as a pooling of interests.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

    The Company appointed PricewaterhouseCoopers LLP to audit its books of account and other records for the fiscal year ending December 31, 1999 and dismissed its previous accountants, Ernst & Young LLP. This action was taken in connection with the Merger with Cincinnati Bell, and was approved by the Company's Board of Directors. This action was reported on in a Form 8-K filed by the Company on November 16, 1999. The Company has had no disagreements with PricewaterhouseCoopers LLP or Ernst & Young LLP during the periods reported in these financial statements.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

    Set forth in the table below are the names, ages (as of March 20, 2000) and current offices held by all executive officers and the sole director of the Company.

                                                                                             EXECUTIVE
NAME                                      AGE      POSITION WITH COMPANY                   OFFICER SINCE
----                                    --------   ---------------------                   -------------
Richard G. Ellenberger................     47      Chief Executive Officer and Director        1999
Richard S. Pontin.....................     46      President and Chief Operations Officer      1999
Kevin W. Mooney.......................     41      Chief Financial Officer                     1999
Thomas Schilling......................     36      Senior Vice President-Finance               1999
Jeffrey C. Smith......................     48      Chief Legal/Administrative Officer          1997
David A. Torline......................     50      Chief Information Officer                   1999
Mark W. Peterson......................     45      Treasurer                                   1999
Thomas E. Taylor......................     53      Secretary                                   1999
Dominick J. DeAngelo..................     57      President, Internet Data Services           1999

    Executive officers of the Company are elected by and serve at the discretion of the Board. None of the executive officers has any family relationship to any nominee for director or to any other executive officer of the Company. Set forth below is a brief description of the business experience for the previous five years of all non-director executive officers.

    RICHARD G. ELLENBERGER, Chief Executive Officer and sole Director of the Company since November 9, 1999; President and Chief Executive Officer of Broadwing Inc. since March 1, 1999; Chief Operating Officer of Broadwing Inc. since September 1, 1998; President and Chief Executive Officer of Cincinnati Bell Telephone from June 1997 to April 1999; Chief Executive Officer of XLConnect, 1996-1997; President, Business Services of MCI Telecommunications, 1995-1996; Senior Vice President, Worldwide Sales of MCI Telecommunications, 1994-1995; Senior Vice President, Branch Operations of MCI Telecommunications, 1993-1994; Vice President, Southeast Region of MCI Telecommunications, 1992-1993.

    RICHARD S. PONTIN, President and Chief Operating Officer of the Company since November 1999; President and Chief Operating Officer of Cincinnati Bell Telephone, April 1999 to November 1999; Vice President, Engineering & Operations of Nextel Communications, 1997 to 1999; Vice President, National Accounts, MCI Communications, 1996; Vice President Data Services, MCI Communications, 1994-1996; Vice President, Global Alliances, MCI Communications, 1992-1994.

    KEVIN W. MOONEY, Chief Financial Officer of the Company since November 9, 1999; Executive Vice President and Chief Financial Officer of the
Broadwing Inc. since September 1, 1998; Senior Vice President and Chief Financial Officer of Cincinnati Bell Telephone since January 1998; Vice President and Controller of Cincinnati Bell Inc., September 1996 to
January 1998; Vice President of Financial Planning and Analysis of Cincinnati Bell Inc., January 1994 to September 1996; Director of Financial Planning and Analysis of Cincinnati Bell Inc., 1990-1994.

    THOMAS SCHILLING, Senior Vice President of Finance of the Company since December 1999; Chief Financial Officer of AutoTrader.com from November 1998 to December, 1999; Managing Director of MCI Systemhouse from March 1997, to November 1998; Director of Finance from MCI Business Markets Division from November 1995 to March 1997.

    JEFFREY C. SMITH, Chief Legal/Administrative Officer of the Company since November 1999; Senior Vice President of IXC Communications, Inc. from
September 1997 until November 1999; Vice President, General Counsel and Secretary of IXC Communications, Inc. from January 1997 until September 1997; Vice President Planning and Development for Times Mirror Training, a subsidiary of

Times Mirror, from August 1994 to December 1996. Served in a variety of legal capacities, including five years as General Counsel to the Baltimore Sun newspaper and Associate General Counsel and Assistant Secretary at Time Mirror from 1985 through August 1994.position being. Prior to 1985, employed for seven years in private law practice as a trial and business attorney.

    DAVID A. TORLINE, Chief Information Officer of Broadwing Communications and Broadwing Inc. since November 1999; Vice President., Information Technology of Cincinnati Bell Telephone from January 1995 to November 1999; President, Cincinnati Bell Supply, a subsidiary of Broadwing Inc., from October 1992 to January 1995; Director, Corporate Development of Cincinnati Bell Inc., from October 1989 to October 1992.

    MARK W. PETERSON, Treasurer of Broadwing Communications Services Inc. and Vice President and Treasurer of Cincinnati Bell Inc. since March, 1999; Vice President and Assistant Treasurer of Sprint Corporation since July, 1996; Senior Advisor of Barents Group LLC, a subsidiary of KPMG Peat Marwick since
August 1994; Vice President-Risk Management of Enron Corporation since
July 1991.

    THOMAS E. TAYLOR, General Counsel and Secretary of the Company since November 9, 1999; General Counsel and Secretary of Broadwing Inc. since September 1998; Senior Vice President and General Counsel of Cincinnati Bell Telephone from August 1996 to present; Partner at law firm of Frost & Jacobs from July 1987 to August 1996.

    DOMINICK J. DEANGELO, President, Internet Data Services of Broadwing Communications Services, Inc. since November 1999; Senior Vice President, Product Management of IXC Communications from April 1999 until November, 1999; Senior Vice President, Marketing, Data Products and Services of IXC Communications, Inc. from July 1998 to April 1999; Vice President, Internet Services of Sprint Corporation ("Sprint") from January 1997 to May 1998; Vice President, Data Voice Product Management at Sprint from December 1995 to January 1997; Assistant Vice President, Data Service at Sprint from January 1993 to December 1995.

ITEM 11. EXECUTIVE COMPENSATION

    The information required by this item will be contained in the Company's Information Statement to be filed with the Commission within 120 days after December 31, 1999, and is incorporated herein by reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

    The information required by this item will be contained in the Company's Information Statement to be filed with the Commission within 120 days after December 31, 1999, and is incorporated herein by reference.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

    The information required by this item will be contained in the Company's Information Statement to be filed with the Commission within 120 days after December 31, 1999, and is incorporated herein by reference.

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

    Exhibits identified in parenthesis below, on file with the Securities and Exchange Commission ("Commission") are incorporated herein by reference as exhibits hereto:

       EXHIBIT
       NUMBER                                   DESCRIPTION
---------------------                           -----------
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

    3.1+                Restated Certificate of Incorporation of IXC Communications,
                          Inc., as amended.

    3.2+                Bylaws of Broadwing Communications Inc., as amended
                          (incorporated by reference to Exhibit 3.2 of Form 10-Q for the quarter ended September 30, 1999 and filed on
                          January 7, 2000, file number 1-5367).

    4.1                 Indenture dated as of October 5, 1995, by and among IXC
                          Communications, Inc., on its behalf and as
                          successor-in-interest to I-Link Holdings, Inc. and IXC
                          Carrier Group, Inc., each of IXC Carrier, Inc., on its
                          behalf and as successor-in-interest to I-Link, Inc., CTI
                          Investments, Inc., Texas Microwave Inc. and WTM Microwave
                          Inc., Atlantic States Microwave Transmission Company,
                          Central States Microwave Transmission Company, Telecom
                          Engineering, Inc., on its behalf and as
                          successor-in-interest to SWTT Company and Microwave
                          Network, Inc., Tower Communication Systems Corp., West
                          Texas Microwave Company, Western States Microwave
                          Transmission Company, Rio Grande Transmission, Inc., IXC
                          Long Distance, Inc., Link Net International, Inc.
                          (collectively, the "Guarantors"), and IBJ Schroder Bank &
                          Trust Company, as Trustee (the "Trustee"), with respect to the 12 1/2% Series A and Series B Senior Notes due 2005
                          (incorporated by reference to Exhibit 4.1 of IXC
                          Communications, Inc.'s and each of the Guarantor's
                          Registration Statement on Form S-4 filed with the
                          Commission on April 1, 1996 (File No. 333-2936) (the
                          "S-4")).

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

       EXHIBIT
       NUMBER                                   DESCRIPTION
---------------------                           -----------
    4.6                 First Supplemental Indenture dated as of October 23, 1997, among IXC Communications, Inc., the Guarantors, IXC
                          International, Inc. and IBJ Shroder Bank & Trust Company
                          (incorporated by reference to Exhibit 4.13 of IXC
                          Communications, Inc.'s Annual Report on Form 10-K for the
                          year ended December 31, 1997, and filed with the
                          Commission on March 16, 1998 (the "1997 10-K")).

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

       EXHIBIT
       NUMBER                                   DESCRIPTION
---------------------                           -----------
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

   10.10                Employment Agreement dated April 8, 1999, by and between IXC
                          Communications, Inc. and Valerie G. Walden (incorporated
                          by reference to Exhibit 10.24 of IXC Communications,
                          Inc.'s Form 10-Q dated August 16, 1999 and filed with the
                          Commission on August 16, 1999).

   10.11                Contract for Services dated June 28, 1999, by and between
                          IXC Communications, Inc. and American Business Development
                          Corp. (incorporated by reference to Exhibit 10.27 of IXC
                          Communications, Inc.'s Form 10-Q dated August 16, 1999 and filed with the Commission on August 16, 1999).

   10.12                Joint Reporting Agreement dated June 15, 1999 among the
                          Filing Persons (incorporated by reference to Exhibit 1 of
                          IXC Communications, Inc.'s Amendment No. 1 to Form 13D
                          dated June 15, 1999 and filed with the Commission on
                          June 17, 1999).

   10.13                Master Agreement dated as of June 2, 1999 between MLI and
                          Internet (incorporated by reference to Exhibit 2 of IXC
                          Communications, Inc.'s Amendment No. 1 to Form 13D dated
                          June 15, 1999 and filed with the Commission on June 17,
                          1999).

   10.14                Securities Loan Agreement dated as of June 2, 1999 between
                          MLI and Internet (incorporated by reference to Exhibit 3
                          of IXC Communications, Inc.'s Amendment No. 1 to
                          Form 13D dated June 15, 1999 and filed with the Commission on June 17, 1999).

   10.15                Confirmation of OTC Transaction dated as of June 3, 1999
                          between Merrill Lynch International and IXC Internet
                          Services, Inc. (incorporated by reference to Exhibit 4 of
                          IXC Communications, Inc.'s Amendment No. 2 to Form 13D
                          dated June 25, 1999 and filed with the Commission on
                          June 29, 1999).

   10.16                Confirmation of OTC Transaction dated as of July 6, 1999
                          between Merrill Lynch International and IXC Internet
                          Services, Inc. (incorporated by reference to Exhibit 1 of
                          IXC Communications, Inc.'s Amendment No. 4 to Form 13D
                          dated July 31, 1999 and filed with the Commission on
                          August 5, 1999).

       EXHIBIT
       NUMBER                                   DESCRIPTION
---------------------                           -----------
   10.17                Lease Agreement dated October 1, 1998, between The
                          Prudential Insurance Company of America (as successor in
                          interest to Kramer 34 HP, Ltd.), as Landlord, and IXC
                          Communications Services, Inc., as Tenant, as amended by
                          the First Amendment to Lease Agreement dated December 29,
                          1998, the Second Amendment to Lease Agreement dated
                          May 13, 1999, the Third Amendment to Lease Agreement dated
                          June 1999, the Fourth Amendment to Lease Agreement dated
                          August 16, 1999, and the Fifth Amendment to Lease
                          Agreement dated October 1, 1999, relating to certain space in the building commonly known as Kramer 3 in Austin,
                          Texas (incorporated by reference to Exhibit 10.21 of IXC
                          Communication, Inc.'s Form 10-Q/A for the quarter ended
                          September 30, 1999 filed with the Commission on
                          January 7, 2000 (the "January 7, 2000 10-Q/A").

   10.18                Lease Agreement dated May 13, 1999, between Kramer 34 HP,
                          Ltd., as Landlord, and IXC Communications Services, Inc.,
                          as Tenant, as amended by the First Amendment to Lease
                          Agreement dated June 1999, relating to certain space in
                          the building commonly known as Kramer 2 in Austin, Texas
                          (incorporated by reference to Exhibit 10.22 to the
                          January 7, 2000 10-Q/A).

   10.19                Credit Agreement dates as of November 9, 1999, among
                          Cincinnati Bell Inc. and IXC Communications Services, Inc.
                          as Borrowers, Cincinnati Bell Inc. as Parent Guarantor,
                          the Initial Lenders, Initial Issuing Banks and Swing Line
                          Banks named therein, Bank of America, N.A. as Syndication
                          Agent, Citicorp USA, Inc. as Administrative Agent, Credit
                          Suisse First Boston and The Bank of New York, as
                          Co-Documentation Agents, PNC Bank, N.A., as Agent and
                          Salomon Smith Barney Inc. and Banc of America Securities
                          LLC, as Joint Lead Arrangers (incorporated by reference to
                          Exhibit 10.1 of Cincinnati Bell Inc.'s Form 8-K dated
                          November 9, 1999 and filed with the Commission on
                          November 12, 1999).

   10.20                Employment Agreement dated as of September 9, 1997, between
                          Benjamin L. Scott and IXC Communications, Inc.
                          (incorporated by reference to Exhibit 10.21 of IXC
                          Communications Inc.'s Amendment No. 1 to Registration
                          Statement on S-4 filed with the Commission on
                          December 15, 1997 (File No. 333-37157).

   10.21                Employment Agreement dated May 27, 1999, by and between IXC
                          Communications, Inc. and John M. Zrno (incorporated by
                          reference to Exhibit 10.26 of IXC Communications Inc.'s
                          Form 10-Q dated August 16, 1999 and filed with the
                          Commission on August 16, 1999).

   10.22                Employment Agreement dated as of December 7, 1998, by and
                          between IXC Communications, Inc. and Michael W. Vent
                          (incorporated by reference to Exhibit 10.25 of IXC
                          Communications Inc.'s Form 10-K dated March 26, 1999 and filed with the Commission on March 31, 1999).

   10.23+               Letter regarding termination of employment of Benjamin Scott dated August 24, 1999.

   10.24+               Employment Agreement dated as of November 9, 1999, by and
                          between Broadwing Communications, Inc. and Dominick J.
                          DeAngelo.

   21.1+                Subsidiaries of Broadwing Communications Inc.

   24.1+                Power of Attorney

   27.1+                Financial Data Schedule.

------------------------

+   Filed herewith.

(B) REPORTS ON FORM 8-K.

    Form 8-K, date of report October 13, 1999, reporting that certain sections of the Company's merger agreement with Cincinnati Bell Inc. had been amended in response to a decision of the Delaware Court of Chancery in the case of Phelps Dodge Corporation vs. Cyprus Amax Minerals Company. The Company's merger agreement with Cincinnati Bell Inc. was previously filed in a Form 8-K, date of report July 26, 1999.

    Form 8-K, date of report October 22, 1999, reporting on the Company's results of operations for the three months ended September 30, 1999.

    Form 8-K, date of report October 28, 1999, reporting that the Company and PSINet Inc. announced an agreement for the Company to provide PSINet with approximately 14,000 miles of fiber backbone on its coast-to-coast fiber optic network.

    Form 8-K, date of report November 2, 1999, reporting that shareholders of Cincinnati Bell Inc. and the Company approved proposals clearing the way for Cincinnati Bell Inc. to acquire the Company.

    Form 8-K, date of report November 23, 1999, reporting that the Company's merger with Cincinnati Bell Inc. was successfully completed on November 9, 1999.

    Form 8-K, date of report November 23, 1999 reporting that in connection with the Company's merger with Cincinnati Bell Inc. that the Company dismissed its accountants, Ernst & Young LLP and replaced them with PricewaterhouseCoopers LLP, Cincinnati Bell Inc.'s existing accountants.

SIGNATURES

    Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                                       BROADWING COMMUNICATIONS INC.

March 28, 2000                                         By              /s/ KEVIN W. MOONEY
                                                           ------------------------------------------
                                                                         Kevin W. Mooney
                                                                     CHIEF FINANCIAL OFFICER

    Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated.

SIGNATURE                                                         TITLE                    DATE
---------                                                         -----                    ----
             /s/ RICHARD G. ELLENBERGER                Principal Executive
     -------------------------------------------       Officer; Chief Executive       March 28, 2000
               Richard G. Ellenberger                  Officer and Director

                 /s/ KEVIN W. MOONEY                   Chief Financial Officer,
     -------------------------------------------       Principal Financial and        March 28, 2000
                   Kevin W. Mooney                     Accounting Officer