Form 10-Q
period 2000-03-31
BROADWING COMMUNICATIONS INC
filed 2000-05-15
CIK 1009532

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

            X  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
           ---            SECURITIES EXCHANGE ACT OF 1934

                  FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2000

                                       OR

                 TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d)
             ---     OF THE SECURITIES EXCHANGE ACT OF 1934

                    For the transition period from____ to____ .


                         Commission File Number 0-20803


                          BROADWING COMMUNICATIONS INC.



              Incorporated under the laws of the State of Delaware

          1122 Capital of Texas Highway South, Austin, Texas 78746-6426

                I.R.S. Employer Identification Number 74-2644120

                       Telephone - Area Code 512 328-1112

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X . No .

All outstanding shares of the Registrant's common stock are owned by Broadwing Inc.

The number of shares of Preferred Stock outstanding was 395,120 on April 30, 2000.


                                TABLE OF CONTENTS

                          PART I. FINANCIAL INFORMATION

DESCRIPTION                                                                                                   PAGE
-----------                                                                                                   ----
Item 1.    Financial Statements

           Condensed Consolidated Statements of Income and Comprehensive Income (Unaudited)
           Three Months Ended March 31, 2000 and 1999                                                          3

           Condensed Consolidated Balance Sheets (Unaudited)
           March 31, 2000 and December 31, 1999                                                                4

           Condensed Consolidated Statements of Cash Flows (Unaudited)
           Three Months Ended March 31, 2000 and 1999                                                          5

           Notes to Condensed Consolidated Financial Statements                                                6

Item 2.    Management's Discussion and Analysis of Financial Condition
           And Results of Operations                                                                          12

Item 3.    Quantitative and Qualitative Disclosures About Market Risk                                         16


                           PART II. OTHER INFORMATION

DESCRIPTION                                                                                                  PAGE
-----------                                                                                                  ----
Item 1.    Legal Proceedings                                                                                  17

Item 2.    Changes in Securities and Use of Proceeds                                                          17

Item 3.    Defaults Upon Senior Securities                                                                    17

Item 4.    Submission of Matters to a Vote of Security Holders                                                17

Item 5.    Other Information                                                                                  17

Item 6.    Exhibits and Reports on Form 8-K                                                                   17

           Signature                                                                                          18


Form 10-Q Part I                                   Broadwing Communications Inc.

      CONDENSED CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME
                              (Millions of Dollars)
                                   (Unaudited)


                                                                                                       Company       Predecessor
                                                                                                       -------       -----------
                                                                                                         Three Months Ended
                                                                                                         ------------------
                                                                                                    March 31,        March 31,
                                                                                                       2000             1999
                                                                                                   ----------       -----------
Revenues............................................................................            $       213.0     $       161.4

Costs and Expenses..................................................................
  Cost of providing services and products sold......................................                    126.2             104.8
  Selling, general and administrative...............................................                     89.0              51.8
  Depreciation and amortization.....................................................                     74.7              36.3
  Merger and other infrequent costs.................................................                     --                 0.1
                                                                                                 ------------      ------------
    Total Costs and Expenses........................................................                    289.9             193.0
                                                                                                 ------------      -------------

Operating Loss......................................................................                    (76.9)            (31.6)

Other Income........................................................................                     --                 5.9
Minority Interest Expense (Income).................................................                      (0.2)              0.2
Equity Loss in Unconsolidated Entities..............................................                      2.0               2.9
Interest Expense....................................................................                     12.9              11.0
                                                                                                 ------------      -------------

Net Loss Before Income Taxes........................................................                    (91.6)            (39.8)

Income Tax Provision (Benefit)......................................................                    (30.4)              2.4
                                                                                                 -------------     ------------

Net Loss............................................................................                    (61.2)            (42.2)

Other Comprehensive Income, Net of Tax:
  Unrealized gain on investments....................................................                     27.3             133.2
                                                                                                 ------------      ------------

Comprehensive Income (Loss).........................................................            $       (33.9)    $        91.0
                                                                                                ==============     ============


                       See Notes to Financial Statements.

Form 10-Q Part I                                   Broadwing Communications Inc.


                      CONDENSED CONSOLIDATED BALANCE SHEETS
                 (Millions of Dollars, Except Per Share Amounts)

                                                                                                    (Unaudited)
                                                                                                    -----------
                                                                                                     March 31,    December 31,
                                                                                                       2000           1999
                                                                                                       ----           ----
ASSETS
Current Assets
  Cash and cash equivalents.........................................................             $         --      $      56.2
  Receivables, less allowances of $39.6 and $36.0...................................                    107.6             77.1
  Deferred income tax benefits......................................................                     14.7             16.8
  Prepaid expenses and other current assets.........................................                      6.5             10.2
                                                                                                 ------------      ------------
          Total current assets......................................................                    128.8            160.3

Property, plant and equipment, net..................................................                  1,724.0          1,726.4
Goodwill and other intangibles, net.................................................                  2,525.1          2,561.3
Investments in other entities.......................................................                    697.4            634.2
Investments in unconsolidated subsidiaries..........................................                     77.5             61.0
Deferred charges and other assets...................................................                      5.3              4.0
                                                                                                 ------------      ------------
          Total Assets..............................................................             $    5,158.1      $   5,147.2
                                                                                                 ============      ============

LIABILITIES, REDEEMABLE PREFERRED STOCK AND SHAREOWNERS' EQUITY
Current Liabilities
  Short-term debt...................................................................             $        6.5      $        5.9
  Accounts payable..................................................................                    108.9             143.3
  Intercompany payable to Parent Company............................................                    945.8             442.9
  Current portion of unearned revenue and customer deposits.........................                     53.1              53.6
  Accrued expenses and other current liabilities....................................                     46.7             137.6
                                                                                                 ------------      ------------
          Total current liabilities.................................................                  1,161.0             783.3

Long-term debt, less current portion................................................                    212.3             597.4
Unearned revenue, less current portion..............................................                    634.7             633.5
Deferred income taxes...............................................................                    242.7             178.4
Other long-term liabilities.........................................................                     73.3              72.8
                                                                                                 ------------      ------------

          Total liabilities.........................................................                  2,324.0           2,265.4
                                                                                                 ------------      ------------

12 1/2% Junior Exchangeable Preferred Stock; $.01 par value; authorized -
  3,000,000 shares of all classes of preferred stock; 395,120 shares issued and outstanding and aggregate liquidation preference of $395.1 at
  March 31, 2000 and December 31, 1999 .............................................                    411.5             418.2

Commitments and Contingencies

Shareowners' Equity
  Common shares, $.01 par value, 1,000,000 shares authorized;
     500,000 shares issued and outstanding..........................................                       --                --
  Additional paid-in capital........................................................                  2,417.5           2,424.6
  Retained deficit..................................................................                   (106.7)            (45.5)
  Accumulated other comprehensive income ...........................................                    111.8              84.5
                                                                                                 ------------      ------------
          Total shareowners' equity.................................................                  2,422.6           2,463.6
                                                                                                 ------------      ------------

Total Liabilities, Redeemable Preferred Stock and Shareowners' Equity...............             $    5,158.1      $    5,147.2
                                                                                                 ============      ============

                       See Notes to Financial Statements.

Form 10-Q Part I                                  Broadwing Communications Inc.


                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                              (Millions of Dollars)
                                   (Unaudited)

                                                                                                       Company       Predecessor
                                                                                                       -------       -----------
                                                                                                         Three Months Ended
                                                                                                         ------------------
                                                                                                    March 31,        March 31,
                                                                                                       2000             1999
                                                                                                   ----------       ----------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net Loss............................................................................            $       (61.2)    $      (42.2)
Adjustments to reconcile net loss to cash provided by (used in) operating activities:
  Depreciation and amortization.....................................................                     74.7             36.3
  Provision for doubtful accounts and service credits...............................                      6.5             16.3
  Deferred income taxes.............................................................                    (30.4)              --
  Equity in net loss of unconsolidated subsidiaries.................................                      2.0              2.9
  Other, net........................................................................                      1.9              0.2

Changes in operating assets and liabilities, net of effects of acquisitions:
  Accounts receivable...............................................................                    (31.4)           (30.2)
  Notes receivable from customers and IRU sales.....................................                      1.5             91.1
  Other current assets..............................................................                      3.8             (1.1)
  Deferred charges and other non-current assets.....................................                       --              3.6
  Accounts payable .................................................................                      2.2             39.2
  Current portion of unearned revenue and customer deposits.........................                      0.2               --
  Accrued expenses and other current liabilities....................................                     (6.8)            (0.1)
  Other non-current liabilities.....................................................                     (3.1)            (0.8)
                                                                                                 -------------     -------------
    Net cash provided by (used in) operating activities.............................                    (40.1)           115.2
                                                                                                 -------------     -------------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Purchases of property and equipment...............................................                    (88.9)          (108.1)
  Investments in unconsolidated subsidiaries........................................                      -               (6.2)
  Proceeds from sale of ownership interest in joint venture.........................                      8.2               --
                                                                                                 -------------     -------------
    Net cash used in investing activities...........................................                    (80.7)          (114.3)
                                                                                                 -------------     -------------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Proceeds from loan from Parent Company............................................                    485.1               --
  Proceeds from issuance of debt....................................................                      1.1               --
  Principal payments on long-term debt and capital lease obligations................                   (409.4)            (3.4)
  Payment of preferred dividends....................................................                    (12.4)            (4.6)
  Issuance of common stock..........................................................                       --              4.0
  Cash received from merged entity..................................................                      0.2               --
                                                                                                 -------------     -------------
    Net cash provided by (used in) financing activities.............................                     64.6             (4.0)
                                                                                                 -------------     -------------

Net decrease in cash and cash equivalents...........................................                    (56.2)             (3.1)
Cash and cash equivalents at beginning of period....................................                     56.2             264.8
                                                                                                 -------------     -------------
Cash and cash equivalents at end of period..........................................            $          --     $       261.7
                                                                                                 =============     =============

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid for:
  Income taxes (net of refunds).....................................................            $          --     $         2.3
                                                                                                 =============     =============
  Interest (net of amounts capitalized).............................................            $         4.3     $        41.0
                                                                                                 =============     =============
Non-cash Investing and Financing Activities:
  Accretion on preferred stock......................................................            $         0.5     $          --
                                                                                                 =============     =============
  Fiber barter agreements..........................................................             $         4.8     $          --
                                                                                                 =============     =============


                       See Notes to Financial Statements.

Form 10-Q Part I                                   Broadwing Communications Inc.

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

1. BASIS OF PRESENTATION

The consolidated financial statements include the accounts of Broadwing Communications Inc. and its subsidiaries (formerly known as IXC Communications, Inc., now referred to as "Broadwing Communications" or "the Company"), a leading provider of telecommunications transmission and switched long-distance services with a coast-to-coast fiber optic network containing approximately 16,000 fiber route miles at March 31, 2000. The Company utilizes its advanced fiber-optic network to provide data and voice services through its network, using both wholesale and retail channels. Broadband transport services are comprised of the lease of dedicated circuits that customers use to transmit voice and data traffic, indefeasible right-to-use ("IRU") agreements and network construction services. Switched services represents the transmission of long-distance switched traffic to resellers and retail business customers through the Company's switches. Data and Internet services include providing frame relay and ATM-based data services, Web hosting and collocation. Other revenues are comprised of network integration and consulting services along with the sale of the related equipment and, in 1999, revenues from the Company's now completed Vyvx project.

The Company became a wholly owned subsidiary of Broadwing Inc. ("the Parent Company") on November 9, 1999, pursuant to the merger with Broadwing Inc. ("the Merger"). On January 1, 2000, the Parent Company contributed the capital stock of its network integration and consulting business, Broadwing IT Consulting ("IT Consulting"), to the Company. Additionally, the Company also entered an agreement with Cincinnati Bell Long Distance ("CBLD") to service the customers of CBLD outside of the Cincinnati area. The contribution of the IT Consulting stock resulted in $11.5 million in assets and $12.4 million in liabilities (at historical cost) being contributed to the Company in January 2000, representing net liabilities of $0.9 million. During the current quarter, the Company recognized $9.0 million in revenues and $9.8 million in expenses related to IT Consulting and $15.0 million in both revenues and expenses related to the CBLD agreement.

The financial statements for periods ended before November 9, 1999 were prepared using the Company's historical basis of accounting and are designated as "Predecessor". The comparability of operating results for the Predecessor periods and periods subsequent to the Merger are affected by the purchase accounting adjustments discussed in Note 2 and the contribution of IT Consulting and the agreement with CBLD discussed above.

These consolidated financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (SEC) and, in the opinion of management, include all adjustments necessary for a fair presentation of the results of operations, financial position and cash flows for each period shown. All adjustments are of a normal and recurring nature except for those outlined in Notes 2 and 5. Certain prior year amounts have been reclassified to conform to the current classifications with no effect on financial results. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to SEC rules and regulations. The December 31, 1999 condensed balance sheet was derived from audited financial statements, but does not include all disclosures required by generally accepted accounting principles. It is suggested that these financial statements be read in conjunction with financial statements and notes thereto included in the Company's 1999 Annual Report on Form 10-K.

2. MERGER WITH BROADWING INC.

On November 9, 1999, the Company was acquired by the Parent Company through the merger of the Company and a wholly owned subsidiary of the Parent Company, with the Company surviving as a wholly owned subsidiary of the Parent Company. The Company has since been renamed Broadwing Communications Inc.

The aggregate purchase price of $2.2 billion consisted of (all numbers approximate): $0.3 billion in cash for the purchase of five million shares of Company common stock from Trustees of General Electric Pension Trust; the issuance of 68 million shares of the Parent Company's common stock (to stockholders of the Company) valued at $1.6 billion; 155,000 shares of 6 3/4% convertible preferred stock issued by the Parent Company on the Company's behalf and valued at $0.1 billion; and the issuance of 14 million options and warrants to purchase Parent Company common stock valued at $0.2 billion.

The cost of the Merger has been preliminarily allocated to the assets acquired and liabilities assumed according to their estimated fair values at the acquisition date and is subject to adjustment as the assumptions relating to the asset and liability valuations are finalized. In addition, the allocation may be impacted by changes in pre-acquisition contingencies identified during the allocation period by the Company relating to certain environmental, litigation, and other matters. As a result, amounts preliminarily allocated to goodwill were decreased by approximately $20.5 million during the first quarter of 2000. The amount allocated to goodwill represents the excess of price paid over the fair value of assets realized and liabilities assumed in the Merger. These amounts are being amortized to expense over a 30-year period.

Included in the allocation of the cost to acquire the Company in the fourth quarter of 1999 were restructuring costs associated with initiatives to integrate operations of the Company with its Parent Company. The restructuring costs recorded in 1999 included the costs of involuntary employee separation benefits related to 263 employees of the Company. As of March 31, 2000, 134 of the employee separations had been completed for a total cash expenditure of $1.5 million. The restructuring plans also included costs associated with the closure of a number of technical and customer support facilities, the decommissioning of certain switching equipment, and the termination of contracts with vendors. The Company expects that most of these restructuring actions will be complete by December 31, 2000, and will result in cash outlays of $7.5 million in 2000.

The following table illustrates activity in this reserve since December 31, 1999:


                                                          Balance at                          Balance at
                                                          December 31,                        March 31,
                                                              1999          Expenditures        2000
                                                        --------------      ------------     ----------
      FOURTH QUARTER:
      Employee separations..................            $        2.0        $     (1.3)      $      0.7
      Facility closure costs................                     2.1              (1.8)             0.3
      Relocation............................                     0.2                --              0.2
      Other exit costs......................                     3.2              (0.1)             3.1
                                                       -------------        -----------      ----------
      Total.................................            $        7.5         $    (3.2)      $      4.3
                                                       =============        ===========      ==========


3. INVESTMENTS IN OTHER ENTITIES

PSINET, INC.

The Company's investment in PSINet, Inc. ("PSINet") consists of 20.5 million shares of PSINet common stock. This investment had a fair market value of approximately $695.9 million and $631.7 million as of March 31, 2000 and December 31, 1999, respectively. The amount in excess of the Company's basis in the investment is reported as an unrealized gain on marketable securities, net of tax and additional liabilities resulting from the stock price of PSINet. The PSINet investment is classified as "available-for-sale" as defined by Statement of Financial Accounting Standard No. 115. Accordingly, changes in the unrealized gain amount are included in "Other Comprehensive Income" on the accompanying Condensed Consolidated Statement of Income and Comprehensive Income.

DCI TELECOMMUNICATIONS

In November 1998, the Company entered into an agreement to acquire 4.25 million shares of common stock of DCI Telecommunications, Inc. (DCI) as consideration for payment of amounts due from one of the Company's customers that was also a vendor of DCI. The agreement provided that DCI was to issue additional shares of common stock to the Company if the market value of the shares the Company owned did not reach $17.7 million by June 1, 1999. As of June 1, 1999, and subsequent thereto, the market value of the shares the Company owned was less than the $17.7 million guaranteed in the November 1998 agreement. DCI has publicly disclosed that it does not intend to issue additional shares to the Company. The Company is pursuing the remedies to which it is entitled under the November 1998 agreement. Due to a decline in the financial condition of DCI that is considered permanent, the Company wrote down its investment in DCI by $16.1 million to $1.5 million in 1999. No other adjustment was deemed necessary during the first quarter of 2000.

4.  INVESTMENTS IN UNCONSOLIDATED SUBSIDIARIES

MARCA-TEL

As of March 31, 2000, the Company holds an indirect investment equal to 30.0% of Marca-Tel S.A. de C.V. (Marca-Tel) as a result of its ownership of 65.4% of Progress International, LLC ("Progress") which, in turn, owns 45.8% of Marca-Tel. The remaining 54.2% of Marca-Tel is owned by a Mexican individual, Formento Radio Beep, S.A. de C.V. and Siemens S.A. de C.V. The other owner of Progress is Westel International, Inc. ("Westel").

STORM TELECOMMUNICATIONS, LTD.

In October 1997, Storm Telecommunications, Ltd. ("Storm") was formed. Storm was a joint venture with Telenor Global Services AS ("Telenor"), a subsidiary of the Norwegian national telephone company, to provide telecommunication services to carriers and resellers in Europe. The joint venture was owned 40% by Telenor, 40% by the Company and 20% by Clarion Resources Communications Corporation, an U.S. based telecommunications company in which Telenor owned a controlling interest. In February 2000, the Company sold its investment in Storm, plus amounts due it relating to the joint venture, for $14.4 million. The Company's investment in Storm had been written down to zero prior to the Merger because the Company did not expect to realize any amounts pertaining to this investment. The subsequent recovery of this investment resulted in an $8.2 million adjustment to the preliminary purchase price allocation during the first quarter of 2000.

APPLIED THEORY, INC.

The Company holds a 24.0% interest in Applied Theory that was valued at $77.5 million and $61.0 million on March 31, 2000 and December 31, 1999, respectively. Applied Theory, Inc., a New York-based Internet service provider, was formed in 1996 to provide high quality Internet services for the New York state research and education community. During the first three months of 2000, the Company recognized $2.0 million in losses resulting from its equity method accounting for the Applied Theory investment, as compared to approximately $0.3 million in losses recognized during the first quarter of 1999.

5. RESTRUCTURING CHARGES

In the second quarter of 1999, the Company recorded a charge of approximately $13.1 million to exit certain operations in the switched wholesale business. The restructuring charge consisted of severance and various other costs associated with workforce reduction, network decommissioning, and various terminations. The workforce reduction of 94 people included employees contributing to the sales function and employees contributing to the network operations. These restructuring activities are expected to be substantially complete by June 30, 2000. Due to the Merger, it was determined that the combined companies would need the switches that had been marked for decommissioning in the second quarter's restructuring charge. Additionally, it was determined that the total period contemplated for lease payments relating to an abandoned office would not be required. Consequently, the second quarter restructuring charge was reduced by $1.2 million during the third quarter related to decommissioning the switches and $0.4 million related to a reduction in the lease pay off requirement.

In the third quarter of 1999, the Company recorded a charge of approximately $8.3 million relating to the restructuring of the organization and to exit certain foreign operations. The plan was developed prior to the Merger, by the previous Chief Executive Officer, after reviewing the Company's operations. The workforce reduction of 15 employees included management, administrative and foreign sales personnel. The employees were notified of this program during July and August of 1999. Generally, all of the charges are expected to be paid in 2000.

             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                (Unaudited)



Activity in the first quarter of 2000 related to the accrued restructuring liabilities was as follows (in millions):


                                                    Balance at                               Balance at
                                                    December 31,                             March 31,
                                                        1999             Expenditures          2000
                                                    ------------         ------------       ----------
       SECOND QUARTER RESTRUCTURING:
       Employee separations                           $       1.2        $        --        $       1.2
       Network Decommissioning                                2.3                 --                2.3
       Terminate contractual obligations and
       exit facilities                                        4.2               (1.5)               2.7
                                                      -----------        -----------        -----------
       Total                                          $       7.7        $      (1.5)       $       6.2
                                                      ===========        ===========        ===========

       THIRD QUARTER RESTRUCTURING:

       Severance                                      $       2.9        $      (2.1)       $       0.8
       Terminate contractual obligations and exit
       facilities                                              .5                (.1)               0.4
                                                      -----------        -----------        -----------
       Total                                          $       3.4        $      (2.2)       $       1.2
                                                      ===========        ===========        ===========



6. LONG-TERM DEBT AND CAPITAL LEASE OBLIGATIONS

Long-term debt and capital lease obligations consisted of the following at March
31, 2000 and December 31, 1999 (in millions):


                                                                                         March 31,        December 31,
                                                                                           2000               1999
                                                                                     ------------------------------------
      9% Senior Subordinated Notes............................                       $          46.0    $       450.0
      12 1/2% Senior Notes.......................................                                 .8               .8
      Capital lease obligations...............................                                  11.0             11.3
      PSINet Forward Sale ....................................                                 153.2            133.9
      Other debt..............................................                                   7.8              7.3
                                                                                     ---------------    -------------
           Total long-term debt and capital lease obligations                        $         218.8    $       603.3
      Less current portion..........................                                             6.5              5.9
                                                                                     ---------------    -------------
      Long-term debt and capital lease obligations..                                 $         212.3    $       597.4
                                                                                     ===============    =============



9% SENIOR SUBORDINATED NOTES


In 1998, the Company issued $450 million of 9% senior subordinated notes due 2008 ("the 9% Notes"). In January 2000, $404 million of these 9% Notes were redeemed through a tender offer as a result of the change of control terms of the bond indenture. As a result, the $4.4 million premium paid upon redemption, net of taxes, was recorded as a component of the purchase price allocation during the first quarter of 2000.

The 9% Notes are general unsecured obligations and are subordinate in right of payment to all existing and future senior indebtedness and other liabilities of the Company's subsidiaries. The indenture related to the 9% Notes requires the Company to comply with various financial and other covenants and restricts the Company from incurring certain additional indebtedness.

PSINET FORWARD SALE

The Company's investment in PSINet consists of 20.5 million common shares. In June and July 1999, the Company received approximately $111.8 million representing amounts from a financial institution in connection with two prepaid forward sale contracts on six million shares of the PSINet common stock. This amount is classified as long-term debt and is collateralized by six million shares of PSINet common stock. Each forward-sale obligation for three million shares of PSINet stock may be settled at future dates for a maximum amount of three million shares of PSINet stock, or at the Company's option, the equivalent value in cash.

OTHER

Pursuant to the Company's May 10, 1999 acquisition of Coastal Telecom Limited Company, the Company assumed $10 million in notes payable. This amount was adjusted to $7.8 million as part of the preliminary purchase price allocation for the Coastal acquisition. This amount remains outstanding at March 31, 2000.

Additionally, $0.8 million remains outstanding on the 12 1/2% senior notes (original indebtedness of $285.0 million) that were primarily eliminated through a tender offer in 1998.

The Company has acquired certain facilities and equipment using capital leases. The gross amount of assets recorded under capital leases at March 31, 2000 and December 31, 1999 (capital leases and associated accumulated depreciation was revalued at the Merger date) was $12.0 million and $11.8 million, respectively. The related accumulated depreciation was $3.0 million and $1.2 million at March 31, 2000 and December 31, 1999, respectively.

7.  CONTINGENCIES

In the normal course of business, the Company is subject to various regulatory proceedings, lawsuits, claims and other matters. Such matters are subject to many uncertainties and outcomes are not predictable with assurance.

Certain former members of IXC's previous board of directors, as well as Cincinnati Bell Inc. (now Broadwing Inc.), have been named as defendants in five stockholder class action suits filed in the Delaware Court of Chancery (the Court). These suits were filed in July 1999 and pertain to the Company's recently completed Merger. The complaints allege, among other things, that the defendants breached their fiduciary duties to the Company's former stockholders by failing to maximize stockholder value in connection with entering into the Merger agreement and sought a court order enjoining completion of the Merger. In an October 27, 1999 ruling, the Court denied plaintiffs' request for a preliminary injunction. The Merger has since closed and management believes that the performance of Broadwing's share price has rendered plaintiffs' arguments moot. While these suits currently remain outstanding and subject to further litigation, the Company does not believe any of plaintiffs' arguments have merit. The Company is in the process of negotiating a possible settlement.

A total of twenty-six Equal Employment Opportunity Commission ("EEOC") charges were filed beginning in September 1999 by Broadwing Telecommunications Inc. employees located in the Houston office (formerly Coastal Telephone, acquired by the Company in May 1999) alleging sexual harassment, race discrimination and retaliation. The Company is continuing its investigation of these charges and is cooperating with the EEOC. The Company and the various complainants are currently engaged in a voluntary mediation proceeding to attempt to resolve this matter.

In the course of closing the Merger, the Company became aware of its possible non-compliance with certain requirements under state and federal environmental laws. Since the Company is committed to compliance with environmental laws, management decided to undertake a voluntary environmental compliance audit of Company facilities and operations and, by letter dated November 9, 1999, disclosed potential non-compliance at Company facilities to U.S. Environmental Protection Agency ("EPA") under the Agency's Self-Policing Policy. The Company made similar voluntary disclosures to various state authorities. By letter dated January 19, 2000, the EPA determined that the Company appears to have satisfied the "prompt disclosure" requirement of the Self-Policing Policy, and established a deadline of May 1, 2000 for the Company to complete its environmental audit of all Company facilities and report any violations to the Agency. This deadline has since been extended to June 15, 2000 and the Company is currently in the process of completing the audit and implementing the steps necessary to correct violations discovered in the course of the audit. The Company intends to complete its environmental audit of these facilities within the time frame established by U.S. EPA and undertake corrective actions necessary to promptly achieve compliance.

The Company believes that the resolution of such matters for amounts in excess of those reflected in the consolidated financial statements would not likely have a materially adverse effect on the Company's financial condition.

8. RECENTLY ISSUED ACCOUNTING STANDARDS

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

In December 1999, the Securities and Exchange Commission (SEC) issued Staff Accounting Bulletin (SAB) 101, "Revenue Recognition in Financial Statements. In SAB 101 (which will be effective for, and applicable to, the Company's operating results in the second quarter of 2000), the SEC Staff expressed its views regarding the appropriate recognition of revenue with regard to a variety of circumstances, some of which are of particular relevance to the Company. The Company is currently evaluating SAB 101 to determine its impact on the financial statements.

Form 10-Q Part I                                  Broadwing Communications Inc.

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Information included in this Quarterly Report on Form 10-Q contains certain forward-looking statements that involve potential risks and uncertainties. The Company's future results could differ materially from those discussed herein. Factors that could cause or contribute to such differences include, but are not limited to, those discussed herein, and those discussed in the Form 10-K for the year ended December 31, 1999. Readers are cautioned not to place undue reliance on these forward-looking statements that speak only as of the date thereof.

DESCRIPTION OF BUSINESS

Broadwing Communications Inc. ("the Company") is a leading provider of telecommunications transmission and switched long-distance services with a coast-to-coast fiber optic network containing approximately 16,000 fiber route miles at March 31, 2000. The Company utilizes its advanced fiber-optic network to provide data and voice services through its network, using both wholesale and retail channels. Broadband transport services are comprised of the lease of dedicated circuits that customers use to transmit voice and data traffic, indefeasible right-to-use ("IRU") agreements and network construction services. Switched services represents the transmission of long-distance switched traffic to resellers and retail business customers through the Company's switches. Data and Internet services include providing frame relay and ATM-based data services, Web hosting and collocation. Other is comprised of Network integration and consulting services along with the sale of the related equipment and, in 1999, revenues from the Company's now completed Vyvx partnership.

RESULTS OF OPERATIONS

The following discussion should be read in conjunction with the consolidated financial statements and notes thereto. Results for interim periods may not be indicative of the results for the full years.

On November 9, 1999, the Company completed its merger ("the Merger") with Broadwing Inc. ("the Parent Company"). The Parent Company accounted for the Merger according to the purchase method of accounting, with the purchase price allocation being "pushed down" to the Company's financial statements. The purchase price has been preliminarily allocated to the assets and liabilities assumed according to their estimated fair values and are subject to adjustment when additional information concerning asset and liability valuations is finalized. Property, plant and equipment was recorded at fair market value based on preliminary appraisal results, and useful lives were assigned to the assets. The excess of cost over the fair value assigned to the net assets acquired was recorded as goodwill and is being amortized using the straight-line method over 30 years. Because the Merger did not take place until November 9, 1999, comparisons of current quarter results with that of the prior year may not yield meaningful results with respect to certain expenses that were effected by the push down accounting adjustments.

On January 1, 2000, the Parent Company contributed the capital stock of Broadwing IT Consulting ("IT Consulting") to the Company. Also effective January 1, 2000, the Company entered into an agreement with Cincinnati Bell Long Distance Inc. ("CBLD") to service the customers of CBLD outside of the Cincinnati area. Accordingly, the current year's results of operations include those of IT Consulting and amounts related to the service agreement with CBLD. The contribution of the IT Consulting stock resulted in $11.5 million in assets and $12.4 million in liabilities (at historical cost) being contributed to the Company in January 2000, representing net liabilities of $0.9 million. During the current quarter, the Company recognized $9.0 million in revenues and $9.8 million in expense related to IT Consulting and $15.0 million in both revenues and expenses related to the CBLD agreement.

Results of operations are as follows:

                                                                                    COMPANY      PREDECESSOR
                                                                                  ------------ ---------------
                                                                                  THREE MONTHS ENDED MARCH 31,
                                                                                  ----------------------------
($ Millions)                                                                        2000           1999       CHANGE     %
                                                                                  --------       --------     ------    ---
Revenues:
     Broadband transport                                                          $  91.3        $   70.9     $   20.4   29
     Switched services                                                              103.1            77.7         25.4   33
     Data and Internet                                                                9.6             5.2          4.4   85
     Other                                                                            9.0             7.6          1.4   18
                                                                                  -------        --------     --------
     Total                                                                          213.0           161.4         51.6   32

Costs and Expenses:
     Cost of providing services and products sold                                   126.2           104.8         21.4   20
     Selling, general and administrative                                             89.0            51.8         37.2   72
                                                                                  -------        --------     --------
     Total                                                                          215.2           156.6         58.6   37

Earnings Before Interest, Taxes, Depreciation
     and Amortization (EBITDA)                                                       (2.2)            4.8         (7.0)(146)

Depreciation and amortization                                                        74.7            36.3         38.4  106
Merger and other infrequent costs                                                      --             0.1         (0.1)  --
                                                                                  -------        --------     --------

Operating loss                                                                      (76.9)          (31.6)       (45.3) 143
Other Income                                                                           --             5.9         (5.9)  --
Minority Interest Expense (Income)                                                   (0.2)            0.2         (0.4)(200)
Equity Loss in Unconsolidated Entities                                                2.0             2.9         (0.9) (31)
Interest Expense                                                                     12.9            11.0          1.9   17
                                                                                  -------        --------     ---------

Net Loss Before Income Taxes                                                        (91.6)          (39.8)       (51.8) 130

Income Tax Provision (Benefit)                                                      (30.4)            2.4        (32.8)   --
                                                                                  --------       ---------    ---------

Net Loss                                                                         $  (61.2)       $  (42.2)    $  (19.0)  45
                                                                                  ========       =========    =========


Net operating revenues increased $51.6 million, or 32%. The increase was due to a $26.2 million improvement in data services (which includes Broadband transport, Data and Internet and Other), and a $25.4 million increase in switched services. Broadband transport improvement was mainly comprised of increases in circuit-lease revenue and IRU revenue, reflecting the amortization of up-front payments. Data and Internet, while only a small percentage of revenues today, grew 85%. Switched service revenue grew to $103 million, an increase of 33%. Higher switched retail revenues, which include the traffic associated with the May 10, 1999 acquisition of Coastal Telecom Limited Company and other related companies under common control ("Coastal"), were partially offset by the decrease in the switched wholesale as a result of the decision to de-emphasize this business. Switched wholesale revenues amounted to less than 40% of total switched services revenues in the first quarter of 2000, down from more than 50% in the prior year quarter. Other revenues increased $1.4 million in the current year quarter, as new revenues provided by the network integration and consulting business more than offset the loss of prior year revenue resulting from the Vyvx project.

Cost of providing services and products sold increased $21.4 million, or 20%, which primarily reflects access charges paid to LECs, transmission lease payments to other carriers and employee and hardware costs in the data-consulting arena. The increase was driven by revenue growth, and was held to a minimum as much of the year-over-year increase in data revenue and voice traffic was carried on the Company's network. Going forward, cost of service expense is expected to grow with revenue, but continue to decline as a percentage of revenue as more of the traffic is carried on the Company's network.

Selling, general and administrative expenses for the quarter increased $37.2 million, or 72%. Advertising increased $17 million over the first quarter of 1999 due to the national advertising campaign to launch the "Broadwing" brand. The remainder of the increase was primarily salary-related costs as the Company added approximately 700 employees from March 1999 to March 2000 mainly due to the inclusion of the Coastal and IT Consulting businesses, and costs associated with the CBLD service agreement.

An EBITDA loss of $2.2 million was $7.0 million less than in the prior year and is the result of the items discussed above.

Depreciation and amortization of $74.7 million was approximately $38 million higher, a 106% increase. This increase was the result of continued construction of the fiber-optic network and higher asset balances resulting from the revaluation of network assets and intangibles at the Merger date.

Other income declined from $5.9 million to zero due to lower interest income in the current quarter. Since excess cash is now maintained by the Parent Company, interest income is expected to be near zero in the future.

Equity losses in unconsolidated subsidiaries declined to $2.0 million in the current quarter (versus $2.9 million in the prior year quarter) as two of the three investments that contributed to the first quarter 1999 loss have since been sold. Most recently, the Company sold its interest in the Storm joint venture for $14.4 million, including approximately $6 million for a recovery of amounts receivable from partners in the joint venture.

Interest expense increased 17% in the current quarter to $12.9 million due to additional funding required to continue construction of the fiber-optic network. Interest paid to the Parent Company has partially replaced external financing in the current period, including the redemption of $404 million of the $450 million senior subordinated notes.

Income tax expense declined $32.8 million from a provision of $2.4 million in the first quarter of 1999 to a benefit of $30.4 million in the current quarter. The prior year's tax benefits were substantially offset by a valuation allowance required due to the uncertainty of the future utilization of such benefits. The current year benefits will be partially utilized against the Parent Company's current income in the post-Merger environment. Any remaining benefits will be recognized and carried forward to future periods.

As a result of the above, the Company reported a net loss of $61.2 million, 45% higher than the $42.2 million reported in the prior year period.

SEGMENT INFORMATION

In accordance with Statement of Financial Accounting Standards No. 131, "Disclosures About Segments of an Enterprise and Related Information," the Company began reporting its results by operating segment in 1998. Historically, management has segregated the operations of the Company into three operating segments; private line, switched long distance and data/Internet. The operations of the Company now comprise a single segment and are reported as such to the Chief Executive Officer of the Parent Company, who functions in the role of chief operating decision maker for the Company.

FINANCIAL CONDITION

CAPITAL INVESTMENT, RESOURCES AND LIQUIDITY

Historically, the Company financed the expansion of its network through the issuance of debt and equity securities, the sale of fiber- and capacity-based IRUs, incurring bank debt and borrowing against its ownership in PSINet, Inc. Since the merger, the Company has relied on the credit facility secured by the Parent Company in order to support its cash deficit.

Cash used in operating activities of $40 million represented a $155 million reduction in comparison to the $115 million cash provided in the prior year quarter. This reduction was primarily the result of lower net income and cash payments received for IRU agreements during the current quarter.

Cash used in investing activities decreased $33 million to $81 million in the current quarter, due primarily to a $19 million decline in capital expenditures. This reduction is a function of timing, as the Company is still projecting capital expenditures of $600 million in 2000 and substantial spending thereafter to continue expansion of the fiber-optic network. The Company's remaining joint venture has not required funding since the beginning of the current year versus the $6 million expended in the prior year quarter. The Company's interest in its Storm joint venture was sold in the first quarter of 2000 for $14 million, which included approximately $6 million for a recovery of amounts receivable from partners in the joint venture. Significant further funding of joint ventures is not currently anticipated.

Cash provided by financing activities of approximately $65 million increased $69 million in the current quarter versus a $4.0 million use of cash in the prior year's quarter. A tender offer on the Company's 9% Notes required $404 million in cash that was provided by the Parent Company. Additional funding was also provided by the Parent Company in order to offset the Company's operating loss for the quarter. Approximately $12 million in cash was required in order to pay dividends on the Company's 12 1/2% Junior Exchangeable Preferred Stock ("12 1/2% Preferred"). In the prior year quarter, no cash was required to effect these dividend payments since payments were made through the issuance of additional shares of the 12 1/2% Preferred. However, these dividend payments were partially offset by the elimination of nearly $5 million in dividend payments on former preferred stock issues of the Company that were replaced by the Parent Company in the Merger.

The Company did not maintain a cash balance at March 31, 2000. The Parent Company has established a $2.1 billion credit facility in order to fund the combined company, a portion of which was used to effect the aforementioned $404 million tender offer for the 9% Notes.

The Company's significant cash requirements relate to the following:

-    Network expansion and other capital expenditures

-    Lease payments

-    Working capital

-    Dividends on preferred stock, and

-    Debt service

The Company is required to make payments under existing debt and capital lease arrangements of $4.6 million, $4.1 million and $154.7 million for the remainder of 2000, 2001 and 2002, respectively. The Company is also required to pay quarterly dividends on its 12 1/2% Preferred and cash payments for these dividends totaled $12.4 million for the current quarter. Through February 15, 2001, the Company has the option of paying dividends on the 12 1/2% Preferred with additional shares of this preferred stock. However, its current intention is to continue paying these dividends in cash. In January 2000, $404 million of its $450 million in 9% Senior Subordinated Notes were redeemed through a tender offer due to the change of control terms in the bond indenture. Costs associated with that redemption were considered part of the acquisition accounting and were not reported as an extraordinary charge.



QUALITATIVE AND QUANTITATIVE DISCLOSURES ABOUT MARKET RISK


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

Form 10-Q Part II                                  Broadwing Communications Inc.

ITEM 1.  LEGAL PROCEEDINGS

The information required by this Item is included in Note 7 of the notes to the condensed consolidated financial statements on page 10 of this quarterly report.

ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS

None.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

Broadwing, as holder of all the outstanding common stock of the Company, has consented in writing to the election of Richard G. Ellenberger as a director for a one-year term ending in 2001. Broadwing's approval constitutes over 90% of the votes entitled to be cast on the election of directors. As required by regulations promulgated under the Securities Exchange Act of 1934, the Company mailed an information statement to the holders of the shares of preferred stock of the Company.

ITEM 5.  OTHER INFORMATION

None.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

    Exhibits identified in parenthesis below, on file with the Securities and Exchange Commission are incorporated herein by reference as exhibits hereto:

(a)      Exhibits.

The following are filed as Exhibit(s) to Part I of this Form 10-Q:

Exhibit
Number
-------

27                Financial Data Schedule.

(b)      Reports on Form 8-K.

None.

SIGNATURE

    Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                              BROADWING COMMUNICATIONS INC.

May 12, 2000                                  By:   /s/ Kevin W. Mooney
                                                   ---------------------
                                                    Kevin W. Mooney
                                                    Chief Financial Officer