Form 10-Q
period 2000-06-30
BROADWING COMMUNICATIONS INC
filed 2000-08-14
CIK 1009532

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

          X   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
         ---             SECURITIES EXCHANGE ACT OF 1934

                  FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2000

                                       OR

                TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d)
         ---         OF THE SECURITIES EXCHANGE ACT OF 1934

              For the transition period from _______ to _______ .

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
         Yes X .  No   .
            ---     ---

     All outstanding shares of the Registrant's common stock are owned by Broadwing Inc.

     The number of shares of Preferred Stock outstanding was 395,120 on July 31, 2000.

                                TABLE OF CONTENTS

                          PART I. FINANCIAL INFORMATION


Description                                                                             Page
-----------                                                                             ----
Item 1.      Financial Statements (Unaudited)

             Condensed Consolidated Statements of Income and Comprehensive Income
             Three Months and Six Months Ended June 30, 2000 and 1999                   3

             Condensed Consolidated Balance Sheets
             June 30, 2000 and December 31, 1999                                        4

             Condensed Consolidated Statements of Cash Flows
             Six Months Ended June 30, 2000 and 1999                                    5

             Notes to Condensed Consolidated Financial Statements                       6

Item 2.      Management's Discussion and Analysis of Financial Condition
             And Results of Operations                                                 12

Item 3.      Quantitative and Qualitative Disclosures About Market Risk                17


                           PART II. OTHER INFORMATION


Description                                                                           Page
-----------                                                                           ----
Item 1.      Legal Proceedings                                                         18

Item 2.      Changes in Securities and Use of Proceeds                                 18

Item 3.      Defaults Upon Senior Securities                                           18

Item 4.      Submission of Matters to a Vote of Security Holders                       18

Item 5.      Other Information                                                         18

Item 6.      Exhibits and Reports on Form 8-K                                          18

             Signature                                                                 19


Form 10-Q Part I                                   Broadwing Communications Inc.

      CONDENSED CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME
                              (Millions of Dollars)
                                   (Unaudited)


                                                              Company         Predecessor      Company           Predecessor
                                                              -------         -----------      -------           -----------
                                                                  Three Months Ended                Six Months Ended
                                                                  ------------------                ----------------
                                                              June 30,           June 30,        June 30,          June 30,
                                                               2000               1999            2000               1999
                                                               ----               ----            ----               ----
Revenues................................................     $   241.1         $   157.9        $   454.1        $   319.3

Costs and Expenses
  Cost of providing services and products sold..........         140.8             108.3            267.0            213.1
  Selling, general and administrative...................          74.2              61.0            163.2            112.8
  Depreciation .........................................          44.6              35.0             92.4             64.9
  Amortization..........................................          27.5               4.5             54.4             10.9
  Restructuring charges.................................            .1              13.1               .1             13.1
  Other infrequent costs................................            --              12.8               --             12.8
                                                             ---------         ---------        ---------        ---------
  Total Costs and Expenses..............................         287.2             234.7            577.1            427.6
                                                             ---------         ---------        ---------        ---------

Operating Loss..........................................         (46.1)            (76.8)          (123.0)          (108.3)

Other (Income) Expense, net.............................           (.5)             11.0              (.5)             5.1
Minority Interest Expense (Income)......................           (.1)               .3              (.3)              .5
Equity Loss in Unconsolidated Entities..................           4.0              13.1              6.0             16.0
Interest Expense........................................          17.9               9.1             30.8             20.1
                                                             ---------         ---------        ---------        ---------

Net Loss Before Income Taxes............................         (67.4)           (110.3)          (159.0)          (150.0)

Income Tax Provision (Benefit)..........................         (20.1)              3.9            (50.5)             6.3
                                                             ---------         ---------        ---------        ---------

Net Loss................................................         (47.3)           (114.2)          (108.5)          (156.3)

Other Comprehensive Income (Loss), Net of Tax:
  Unrealized gain (loss) on investments.................         (91.9)              7.9            (64.6)           141.1
                                                             ---------         ---------        ---------        ---------

Comprehensive Loss......................................     $  (139.2)        $  (106.3)       $  (173.1)       $   (15.2)
                                                             ==========        =========        =========        =========


                       See Notes to Financial Statements.

Form 10-Q Part I                                   Broadwing Communications Inc.

                      CONDENSED CONSOLIDATED BALANCE SHEETS
                 (Millions of Dollars, Except Per Share Amounts)


                                                                                         (Unaudited)
                                                                                         -----------
                                                                                          June 30,        December 31,
                                                                                            2000              1999
                                                                                            ----              ----
ASSETS
Current Assets
  Cash and cash equivalents.....................................................     $        --         $         56.2
  Receivables, less allowances of $31.9 and $36.0...............................             131.0                 77.1
  Deferred income tax benefits..................................................              18.8                 16.8
  Prepaid expenses and other current assets.....................................               9.1                 10.2
                                                                                     -------------       --------------
            Total current assets................................................             158.9                160.3

Property, plant and equipment, net..............................................           1,788.1              1,726.4
Goodwill and other intangibles, net.............................................           2,511.9              2,561.3
Investments in other entities...................................................             515.5                634.2
Investments in unconsolidated subsidiaries......................................              74.0                 61.0
Deferred charges and other assets...............................................               4.4                  4.0
                                                                                     -------------       --------------
            Total Assets........................................................     $     5,052.8       $      5,147.2
                                                                                     =============       ==============

LIABILITIES, REDEEMABLE PREFERRED STOCK AND SHAREOWNERS' EQUITY

Current Liabilities
  Short-term debt...............................................................     $         8.5       $          5.9
  Accounts payable..............................................................              56.2                143.3
  Intercompany payable to Parent Company........................................             922.9                442.9
  Current portion of unearned revenue and customer deposits.....................              51.8                 53.6
  Accrued expenses and other current liabilities................................              99.1                137.6
                                                                                     -------------       --------------
            Total current liabilities...........................................           1,138.5                783.3

Long-term debt, less current portion............................................             184.1                597.4
Unearned revenue, less current portion..........................................             624.3                633.5
Deferred income taxes...........................................................             185.1                178.4
Other long-term liabilities.....................................................              73.8                 72.8
                                                                                     -------------       --------------

            Total liabilities...................................................           2,205.8              2,265.4
                                                                                     -------------       --------------

12 1/2% Junior Exchangeable Preferred Stock; $.01 par value; authorized -
  3,000,000 shares of all classes of preferred stock; 395,120 shares issued and outstanding and aggregate liquidation preference of $395.1 at
  June 30, 2000 and December 31, 1999 ..........................................             411.0                418.2

Commitments and Contingencies

Shareowners' Equity
  Common shares, $.01 par value, 1,000,000 shares authorized;
     500,000 shares issued and outstanding......................................              --                   --
  Additional paid-in capital....................................................           2,570.1              2,424.6
  Accumulated deficit...........................................................            (154.0)               (45.5)
  Accumulated other comprehensive income .......................................              19.9                 84.5
                                                                                     -------------       --------------
            Total shareowners' equity...........................................           2,436.0              2,463.6
                                                                                     -------------       --------------

Total Liabilities, Redeemable Preferred Stock and Shareowners' Equity...........     $     5,052.8       $      5,147.2
                                                                                     =============       ==============


                       See Notes to Financial Statements.

Form 10-Q Part I                                   Broadwing Communications Inc.

                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                              (Millions of Dollars)
                                   (UNAUDITED)


                                                                                        Company           Predecessor
                                                                                        -------            -----------
                                                                                                 Six Months
                                                                                                Ended June 30
                                                                                                -------------
                                                                                           2000                1999
                                                                                      --------------      --------------
CASH FLOWS FROM OPERATING ACTIVITIES:

Net Loss........................................................................       $     (108.5)       $    (156.3)
Adjustments to reconcile net loss to cash provided by (used in) operating activities:
  Depreciation .................................................................               92.4               64.9
  Amortization..................................................................               54.4               10.9
  Provision for doubtful accounts and service credits...........................               23.2               43.2
  Current and deferred income taxes.............................................              (50.5)               -
  Equity in net loss of unconsolidated subsidiaries.............................                6.0               16.0
  Other, net....................................................................               (7.7)               6.9

Changes in operating assets and liabilities, net of effects of acquisitions:
  Accounts receivable...........................................................              (68.9)             (43.0)
  Notes receivable from customers and indefeasable right-to-use sales...........               --                 91.2
  Other current assets..........................................................               (1.7)                .2
  Deferred charges and other non-current assets.................................               --                 (2.6)
  Accounts payable..............................................................                5.4               49.2
  Current portion of unearned revenue and customer deposits.....................              (11.7)              21.2
  Accrued expenses and other current liabilities................................                5.5               --
  Other non-current
liabilities.................................................                                    7.7                3.7
                                                                                      -------------        -----------
     Net cash provided by (used in) operating activities........................              (54.4)             105.5
                                                                                      -------------        -----------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Capital expenditures..........................................................             (201.4)            (261.6)
  Investments in unconsolidated subsidiaries....................................                (.5)              (6.2)
  Proceeds from collection of notes receivable..................................                -                   .7
  Acquisitions, net of cash acquired............................................                -                (73.3)
  Proceeds from sale of ownership interest in joint venture.....................                8.2                -
                                                                                      -------------        ------------
     Net cash used in investing activities......................................             (193.7)            (340.4)
                                                                                      -------------        ------------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Proceeds from loan from Parent Company........................................              618.1                -
  Proceeds from issuance of debt................................................                2.3               79.1
  Principal payments on long-term debt and capital lease obligations............             (404.0)              (9.1)
  Payment of preferred dividends................................................              (24.7)              (6.5)
  Issuance of common shares.....................................................                -                  5.1
  Cash received from merged entity..............................................                 .2                -
                                                                                      -------------        -----------
     Net cash provided by financing activities..................................              191.9               68.6
                                                                                      -------------        -----------

Net decrease in cash and cash equivalents.......................................              (56.2)            (166.3)
Cash and cash equivalents at beginning of period................................               56.2              264.8
                                                                                      -------------        -----------
Cash and cash equivalents at end of period......................................       $        -          $      98.5
                                                                                      =============        ===========

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid for:
  Income taxes (net of refunds).................................................       $       --        $          .6
                                                                                      =============     ==============
  Interest (net of amounts capitalized).........................................       $       10.9      $        27.9
                                                                                      =============     ==============
Non-cash Investing and Financing Activities:....................................
  Amortization of preferred stock...............................................       $        1.0      $        -
                                                                                      =============     ==============
   Fiber barter agreements......................................................       $        9.5      $        -
                                                                                      =============     ==============


                       See Notes to Financial Statements.

Form 10-Q Part I                                   Broadwing Communications Inc.

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

1. BASIS OF PRESENTATION

The consolidated financial statements include the accounts of Broadwing Communications Inc. and its subsidiaries (formerly known as IXC Communications, Inc., now referred to as "Broadwing Communications" or "the Company"). The Company utilizes its advanced fiber-optic network consisting of more than 17,000 route miles to provide broadband transport (previously referred to as "private line"), data transport, Internet services, switched long distance, network integration and consulting and other services. This segment also provides network capacity and fibers in the form of indefeasable right-to-use ("IRU") agreements.

Broadband transport services are comprised of the lease of dedicated circuits that customers use to transmit traffic. These services are sold on a circuit lease and IRU basis. Switched services represent the transmission of long-distance switched traffic to retail business customers and resellers. Data and Internet services include providing ATM/frame relay, web hosting and collocation services. Other revenues are comprised of network integration and consulting services and the sale of the related equipment, network construction services, revenues earned for trials of vendor-supplied equipment and, in 1999, revenues from the Company's now completed Vyvx project.

The Company became a wholly owned subsidiary of Broadwing Inc. ("the Parent Company") on November 9, 1999, pursuant to the merger with Broadwing Inc. ("the Merger"). On January 1, 2000, the Parent Company contributed the capital stock of its network integration and consulting business, Broadwing IT Consulting ("IT Consulting"), to the Company. Additionally, the Company also entered into an agreement with Cincinnati Bell Long Distance ("CBLD") to service the customers of CBLD outside of the Cincinnati area. The contribution of the IT Consulting stock resulted in approximately $11 million in assets and $12 million in liabilities (at historical cost) being contributed to the Company in January 2000, representing net liabilities of approximately $1 million. During the current quarter, the Company recognized $15 million in revenues and $17 million in expenses related to IT Consulting. Similarly, the Company also recognized approximately $15 million in revenues and $17 million in expenses related to the CBLD agreement. For the first six months of 2000, the Company recognized $24 million in revenues and $27 million in expenses related to IT Consulting and $30 million in revenues and $32 million in expense related to the CBLD agreement.

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

These consolidated financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission ("SEC") and, in the opinion of management, include all adjustments necessary for a fair presentation of the results of operations, financial position and cash flows for each period shown. All adjustments are of a normal and recurring nature except for those outlined in Notes 2 and 5. Certain prior year amounts have been reclassified to conform to the current classifications with no effect on financial results. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to SEC rules and regulations. The December 31, 1999 condensed consolidated balance sheet was derived from audited financial statements, but does not include all disclosures required by generally accepted accounting principles. It is suggested that these financial statements be read in conjunction with financial statements and notes thereto included in the Company's 1999 Annual Report on Form 10-K.

2. MERGER WITH BROADWING INC.

On November 9, 1999, the Company became a wholly owned subsidiary of Broadwing Inc. ("the Parent Company") following the completion of its merger ("the Merger") with a subsidiary of the Parent Company. The Company was renamed Broadwing Communications Inc. following the completion of the Merger.

The aggregate purchase price of $2.2 billion consisted of (all numbers approximate): $0.3 billion in cash for the purchase of five million shares of Company common stock from Trustees of the General Electric Pension Trust; the issuance of 69 million shares of the Parent Company's common stock (to stockholders of the Company) valued at $1.6 billion; 155,000 shares of 6 3/4% convertible preferred stock issued by the Parent Company on the Company's

Form 10-Q Part I                                   Broadwing Communications Inc.

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

behalf and valued at $0.1 billion; and the issuance of 13 million options and warrants to purchase Parent Company common stock valued at $0.2 billion.

The cost of the Merger has been preliminarily allocated to the assets acquired and liabilities assumed according to their estimated fair values at the acquisition date and is subject to adjustment as the assumptions relating to the asset and liability valuations are finalized. In addition, the allocation may be impacted by changes in pre-acquisition contingencies identified during the allocation period by the Company relating to certain environmental, litigation, and other matters. As a result, amounts preliminarily allocated to goodwill were decreased by approximately $8 million during the first six months of 2000. The amount allocated to goodwill represents the excess of price paid over the fair value of assets realized and liabilities assumed in the Merger. These amounts are being amortized to expense over a 30-year period.

Included in the allocation of the cost to acquire the Company in the fourth quarter of 1999 were restructuring costs associated with initiatives to integrate operations of the Company with its Parent Company. The restructuring costs recorded in 1999 included the costs of involuntary employee separation benefits related to 263 employees of the Company. As of June 30, 2000, 201 of the employee separations had been completed for a total cash expenditure of $1.7 million. The restructuring plans also included costs associated with the closure of a number of technical and customer support facilities, the decommissioning of certain switching equipment, and the termination of contracts with vendors. The Company expects that most of these restructuring actions will be complete by December 31, 2000, and will result in cash outlays of $7.5 million in 2000.

The following table illustrates activity in this reserve since December 31, 1999:


                                                                      Balance at                                      Balance at
                                                                  December 31, 1999           Expenditures          June 30, 2000
                                                                  -----------------           ------------          -------------

          FOURTH QUARTER RESTRUCTURING:
          Employee separations.....................                  $    2.0                  $   (1.7)             $     0.3
          Facility closure costs...................                       2.1                      (1.9)                   0.2
          Relocation...............................                       0.2                         --                   0.2
          Other exit costs.........................                       3.2                      (0.1)                   3.1
                                                                     --------                  ---------             ---------
          Total....................................                  $    7.5                  $   (3.7)             $     3.8
                                                                     ========                  =========             =========


Restructuring charges of $.1 million during the second quarter of 2000 consisted of additional employee severance.

3. INVESTMENTS IN OTHER ENTITIES

PSINET, INC.

The Company's investment in PSINet, Inc. ("PSINet") consists of 20.5 million shares of PSINet common stock. This investment had a fair market value of approximately $514 million and $632 million as of June 30, 2000 and December 31, 1999, respectively. The amount in excess of the Company's basis in the investment is reported as an unrealized gain on marketable securities, net of tax and any additional liabilities resulting from the stock price of PSINet related to the forward sale transaction further described in Note 6. The PSINet investment is classified as "available-for-sale" as defined by Statement of Financial Accounting Standard No. 115. Accordingly, changes in the unrealized gain amount are included in "Other Comprehensive Income" on the accompanying Condensed Consolidated Statement of Income and Comprehensive Income.

DCI TELECOMMUNICATIONS

In November 1998, the Company entered into an agreement to acquire 4.25 million shares of common stock of DCI Telecommunications, Inc. ("DCI") as consideration for payment of amounts due from one of the Company's customers that was also a vendor of DCI. The agreement provided that DCI was to issue additional shares of common stock to the Company if the market value of the shares the Company owned did not reach $17.7 million by June 1, 1999. As of June 1, 1999, and subsequent thereto, the market value of the shares the Company owned was less than the $17.7 million guaranteed in the November 1998 agreement. DCI has publicly disclosed that it does not intend to issue additional shares to the Company. The Company is pursuing the remedies to which it is entitled under the November 1998 agreement. Due to a decline in the financial condition of DCI that is considered

Form 10-Q Part I                                   Broadwing Communications Inc.

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)


permanent, the Company wrote down its investment in DCI by $16.1 million to $1.5 million in 1999. No other adjustment was deemed necessary during the first six months of 2000.

4.  INVESTMENTS IN UNCONSOLIDATED SUBSIDIARIES

MARCA-TEL

As of June 30, 2000, the Company holds an indirect investment equal to 30.0% of Marca-Tel S.A. de C.V. (Marca-Tel) pursuant to its 65.4% ownership of Progress International, LLC ("Progress"). Progress owns 45.8% of Marca-Tel., with the remaining 54.2% ownership being held by three parties; Formento Radio Beep, S.A. de C.V., Siemens S.A. de C.V and a Mexican individual. This investment was previously written down to zero and is still being carried on the Company's books at that amount at June 30, 2000.

STORM TELECOMMUNICATIONS, LTD.

In October 1997, Storm Telecommunications, Ltd. ("Storm") was formed. Storm was a joint venture with Telenor Global Services AS ("Telenor"), a subsidiary of the Norwegian national telephone company, to provide telecommunication services to carriers and resellers in Europe. The joint venture was owned 40% by Telenor, 40% by the Company and 20% by Clarion Resources Communications Corporation, a U.S.-based telecommunications company in which Telenor owned a controlling interest. In February 2000, the Company sold its investment in Storm, plus amounts due it relating to the joint venture, for $14.4 million. The Company's investment in Storm had been written down to zero prior to the Merger because the Company did not expect to realize any amounts pertaining to this investment. The subsequent recovery of this investment resulted in an $8.2 million adjustment to the preliminary purchase price allocation during the first quarter of 2000.

APPLIED THEORY, INC.

The Company holds a 23.5% interest in Applied Theory that was valued at $74 million and $61 million on June 30, 2000 and December 31, 1999, respectively. Applied Theory, Inc., a New York-based Internet service provider, was formed in 1996 to provide high-quality Internet services for the New York state research and education community. The Company recognized $4 million in losses in the current quarter and $6 million in losses year-to-date resulting from its equity method accounting for the Applied Theory investment. This compares to approximately $1 million in losses recognized during each of the same periods in 1999.

5. RESTRUCTURING CHARGES

In the second quarter of 1999, the Company recorded a charge of approximately $13 million to exit certain operations in the switched wholesale business. The restructuring charge consisted of severance and various other costs associated with workforce reduction, network decommissioning, and various terminations. The workforce reduction of 94 people included employees contributing to the sales function and employees contributing to the network operations. The Company expects these restructuring activities to be completed by December 31, 2000. Due to the Merger, it was determined that the combined companies would need the switches that had been marked for decommissioning in the second quarter 1999 restructuring charge. Additionally, it was determined that the total period contemplated for lease payments relating to an abandoned office would not be required. Consequently, the second quarter 1999 restructuring charge was reduced during the third quarter of 1999 by $1.2 million related to decommissioning the switches and $.4 million related to a reduction in the lease pay off requirement.

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

Form 10-Q Part I                                   Broadwing Communications Inc.

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)


Activity in the first six months of 2000 related to the accrued restructuring liabilities was as follows (in millions):


                                                                     Balance at                                 Balance at
                                                                  December 31, 1999        Expenditures       June 30, 2000
                                                                  -----------------        ------------       -------------
     SECOND QUARTER RESTRUCTURING:
     Employee separations................................             $    1.2               $    (.5)          $     .7
     Network decommissioning.............................                  2.3                    (.1)               2.2
     Terminate contractual obligations and exit
     facilities............................................                4.2                   (1.8)               2.4
                                                                      -----------            ---------          -----------
     Total.................................................           $    7.7               $   (2.4)          $    5.3
                                                                      ===========            =========          ===========

     THIRD QUARTER RESTRUCTURING:
     Employee separations...............................              $    2.9               $   (2.5)          $    0.4
     Terminate contractual obligations and
     exit facilities....................................                    .5                    (.1)               0.4
                                                                      -----------            ---------          -----------
     Total..............................................              $    3.4               $   (2.6)          $    0.8
                                                                      ===========            =========          ===========


6. LONG-TERM DEBT AND CAPITAL LEASE OBLIGATIONS

Long-term debt and capital lease obligations consist of the following at June 30, 2000 and December 31, 1999 (in millions):


                                                                                       June 30,           December 31,
                                                                                         2000                1999
                                                                                 -----------------     ----------------
9% Senior Subordinated Notes......................................               $            46.0      $         450.0
12 1/2% Senior Notes..............................................                              .8                   .8
Capital lease obligations.........................................                            10.0                 11.3
PSINet forward sale ..............................................                           125.4                133.9
Other debt........................................................                            10.4                  7.3
                                                                                 -----------------      ---------------
     Total long-term debt and capital lease obligations                          $           192.6      $         603.3
Less current portion.............................................                              8.5                  5.9
                                                                                 -----------------      ---------------
Long-term debt and capital lease obligations.....................                $           184.1      $         597.4
                                                                                 =================      ===============


9% SENIOR SUBORDINATED NOTES

In 1998, the Company issued $450 million of 9% senior subordinated notes due 2008 ("the 9% Notes"). In January 2000, $404 million of the 9% Notes were redeemed through a tender offer as a result of the change of control terms of the bond indenture triggered as a result of the Merger. As a result, the $4.4 million premium paid upon redemption, net of taxes, was recorded as a component of the purchase price allocation during the first quarter of 2000.

The 9% Notes are general unsecured obligations and are subordinate in right of payment to all existing and future senior indebtedness and other liabilities of the Company's subsidiaries. The indenture related to the 9% Notes requires the Company to comply with various financial and other covenants and restricts the Company from incurring certain additional indebtedness.

PSINET FORWARD SALE

The Company's investment in PSINet consists of 20.5 million common shares (after adjusting for PSINet's two-for-one stock split in February 2000). In June and July 1999, the Company received approximately $111.8 million representing amounts from a financial institution in connection with two prepaid forward sale contracts on a total of six million shares of the PSINet common stock. This amount is classified as long-term debt and is collateralized by six million shares of PSINet common stock owned by the Company. Each forward-sale obligation for three million shares of PSINet stock may be settled at future dates for a maximum amount of three million shares of PSINet stock, or at the Company's option, the equivalent value in cash.

Form 10-Q Part I                                   Broadwing Communications Inc.

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

12 1/2% SENIOR NOTES

The Company's 12 1/2% senior notes were primarily eliminated through a tender offer in 1998. The original indebtedness of $285.0 million was reduced to $.8 million in that tender offer.

OTHER DEBT

Pursuant to the Company's May 10, 1999 acquisition of Coastal Telecom Limited Company, the Company assumed $10 million in notes payable. This amount was adjusted to $7.8 million as part of the preliminary purchase price allocation for the Coastal acquisition. This amount remains outstanding at June 30, 2000.

Additional amounts outstanding relate to indebtedness assumed in the merger of IT Consulting into the Company at the beginning of 2000.

CAPITAL LEASES

The Company has acquired certain facilities and equipment under capital leases. The gross amount of assets recorded under capital leases at June 30, 2000 and December 31, 1999 (capital leases and associated accumulated depreciation was revalued at the Merger date) was $13.5 million and $11.8 million, respectively. The related accumulated depreciation was $4.9 million and $1.2 million at June 30, 2000 and December 31, 1999, respectively.

7.  COMMITMENTS

The Company has entered into a purchase commitment with Corvis Corporation (Corvis), a Columbia, Maryland-based manufacturer of optical network equipment. The agreement specifies that the Company will purchase $200 million in optical network equipment from Corvis over a two-year period beginning in July 2000.

8.  CONTINGENCIES

In the normal course of business, the Company is subject to various regulatory proceedings, lawsuits, claims and other matters. Such matters are subject to many uncertainties and outcomes are not predictable with assurance.

Certain former members of IXC's previous board of directors, as well as Cincinnati Bell Inc. (now Broadwing Inc.), have been named as a defendant in five stockholder class action suits filed in the Delaware Court of Chancery "the Court"). These suits were filed in July 1999 and pertain to the Company's recently completed Merger. The complaints allege, among other things, that the defendants breached their fiduciary duties to the Company's former stockholders by failing to maximize stockholder value in connection with entering into the Merger agreement and sought a court order enjoining completion of the Merger. In an October 27, 1999 ruling, the Court denied plaintiffs' request for a preliminary injunction. The Merger has since closed and management believes that the performance of Broadwing's share price has rendered plaintiffs' arguments moot. In early May 2000, the parties entered into a settlement agreement disposing of all outstanding issues in these cases. On June 29, 2000, the Court issued an entry dismissing the cases.

A total of twenty-six Equal Employment Opportunity Commission ("EEOC") charges were filed beginning in September 1999 by Broadwing Telecommunications Inc. employees located in the Houston office (formerly Coastal Telephone, acquired by the Company in May 1999) alleging sexual harassment, race discrimination and retaliation. After completing its internal investigation of the charges and cooperating fully with the EEOC, the Company and the complainants participated in a voluntary mediation proceeding conducted by the EEOC. Through the mediation process, the Company was able to reach settlement with all twenty-six complainants. The Company also entered into a Conciliation Agreement with the EEOC.

In the course of closing the Merger, the Company became aware of its possible non-compliance with certain requirements under state and federal environmental laws. Since the Company is committed to compliance with environmental laws, management decided to undertake a voluntary environmental compliance audit of Company facilities and operations and, by letter dated November 9, 1999, disclosed potential non-compliance at Company facilities to U.S. Environmental Protection Agency ("EPA") under the Agency's Self-Policing Policy. The Company made similar voluntary disclosures to various state authorities. By letter dated January 19, 2000, the EPA determined that the Company appears to have satisfied the "prompt disclosure" requirement of the Self-Policing Policy, and established a deadline of May 1, 2000 for the Company to complete its environmental audit of all Company facilities and report any violations to the Agency. This deadline was subsequently extended to June 21,

Form 10-Q Part I                                   Broadwing Communications Inc.

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

2000. The Company has filed its preliminary environmental audit report with the EPA and is currently working with the EPA and several state environmental protection agencies to bring the Company into compliance with all applicable regulations, and to develop internal procedures to ensure future compliance.

The Company believes that the resolution of such matters for amounts in excess of those reflected in the consolidated financial statements would not likely have a materially adverse effect on the Company's financial condition.

9. RECENTLY ISSUED ACCOUNTING STANDARDS

In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standard ("SFAS") No. 133, "Accounting for Derivative Instruments and Hedging Activities." SFAS 133 establishes accounting and reporting standards requiring that a derivative instrument be recorded in the balance sheet as either an asset or liability, measured at its fair value. SFAS 133 has been subsequently amended through the release of SFAS 137, which provides for a deferral of the effective date of SFAS 133 to all fiscal years beginning after June 15, 2000. As a result, implementation of SFAS 133 is not mandatory for the Company until January 1, 2001. In June 2000, the FASB issued SFAS No. 138, an amendment of SFAS 133. Management is currently assessing the impact of SFAS 133 and related amendments on the Company's results of operations, cash flows and financial position, although it does not hold or issue derivative financial instruments for trading purposes or enter into interest rate transactions for speculative purposes.

In December 1999, the SEC issued Staff Accounting Bulletin ("SAB") 101, "Revenue Recognition in Financial Statements". In SAB 101, the SEC Staff expressed its views regarding the appropriate recognition of revenue with regard to a variety of circumstances, some of which are of particular relevance to the Company. In June 2000, the SEC issued SAB 101B which delayed the effective date of application of SAB 101 until the fourth quarter of 2000. The Company is currently evaluating SAB 101 to determine its impact on the financial statements and does not expect the application of SAB
101 to have a material effect on its operating income.

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

DESCRIPTION OF BUSINESS

Broadwing Communications Inc. ("the Company") is a leading provider of telecommunications transmission and switched long-distance services with a coast-to-coast fiber optic network containing approximately 17,000 route miles at June 30, 2000. The Company utilizes this advanced fiber-optic network to provide broadband transport (previously referred to as "private line"), data transport, Internet services, switched long distance, network integration and consulting and other services. This segment also provides network capacity and fibers in the form of indefeasable right-to-use ("IRU") agreements. Broadband transport services are comprised of the lease of dedicated circuits that customers use to transmit traffic. These services are sold on a circuit lease and IRU basis. Switched services represent the transmission of long-distance switched traffic to retail business customers and resellers. Data and Internet services include providing ATM/frame relay, web hosting and collocation services. Other is comprised of network integration and consulting services and the sale of the related equipment, network construction services, revenues earned from trials of vendor-supplied equipment and, in 1999, revenues from the Company's now completed Vyvx partnership.

RESULTS OF OPERATIONS

The following discussion should be read in conjunction with the consolidated financial statements and notes thereto. Results for interim periods may not be indicative of the results for the full years.

On November 9, 1999, the Company became a wholly owned subsidiary of Broadwing Inc. ("the Parent Company") following the completion of its merger ("the Merger") with a subsidiary of the Parent Company. The Company was renamed Broadwing Communications Inc. following the completion of the Merger. The Parent Company accounted for the Merger according to the purchase method of accounting, with the purchase price allocation being "pushed down" to the Company's financial statements. The purchase price has been preliminarily allocated to the assets and liabilities assumed according to their estimated fair values and are subject to adjustment when additional information concerning asset and liability valuations is finalized. Property, plant and equipment was recorded at fair market value based on preliminary appraisal results, and useful lives were assigned to the assets. The excess of cost over the fair value assigned to the net assets acquired was recorded as goodwill and is being amortized using the straight-line method over 30 years. Because the Merger did not take place until November 9, 1999, comparisons of current quarter results with that of the prior year may not yield meaningful results with respect to certain expenses that were affected by the push-down accounting adjustments.

On January 1, 2000, the Parent Company contributed the capital stock of Broadwing IT Consulting ("IT Consulting") to the Company. Also effective January 1, 2000, the Company entered into an agreement with Cincinnati Bell Long Distance, Inc. ("CBLD") to service the customers of CBLD outside of the Cincinnati area. Accordingly, the current year's results of operations include those of IT Consulting and amounts related to the service agreement with CBLD. The contribution of the IT Consulting stock resulted in approximately $11 million in assets and $12 million in liabilities (at historical cost) being contributed to the Company in January 2000, representing net liabilities of approximately $1 million. During the current quarter, the Company recognized $15 million in revenues and $17 million in expenses related to IT Consulting. Similarly, the Company also recognized approximately $15 million in revenues and $17 million in expenses related to the CBLD agreement. For the first six months of 2000, the Company recognized $24 million in revenues and $27 million in expenses related to IT Consulting and $30 million in revenues and $32 million in expense related to the CBLD agreement.

Form 10-Q Part I                                   Broadwing Communications Inc.

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS


Results of operations are as follows:


                                          Company         Predecessor                      Company         Predecessor
                                          -------         -----------                      -------         -----------
                                                  Three Months Ended June 30,                       Six Months Ended June 30,
                                                  ---------------------------                       -------------------------
($ Millions)                               2000         1999        Change        %         2000         1999        Change       %
------------                               ----         ----        ------        -         ----         ----        ------       -
Revenues
    Broadband transport                 $   97.1    $    73.6    $    23.5      32     $   187.6    $   144.5     $   43.1      30
    Switched services                       97.4         75.0         22.4      30         201.2        152.7         48.5      32
    Data and Internet                       12.0          5.3          6.7     126          21.6         10.5         11.1     106
    Other                                   34.6          4.0         30.6      --          43.7         11.6         32.1      --
                                        --------    ---------    ---------             ----------    ---------     ---------
    Total                                  241.1        157.9         83.2      53         454.1        319.3        134.8      42

Costs and Expenses:
    Cost of providing services
        and products sold                  140.8        108.3         32.5      30         267.0        213.1         53.9      25
    Selling, general and
        administrative                      74.2         61.0         13.2      22         163.2        112.8         50.4      45
                                        --------    ---------    ---------             ----------    ---------     ---------
     Total                                 215.0        169.3         45.7      27         430.2        325.9        104.3      32

Earnings Before Interest Taxes,
Depreciation and Amortization (EBITDA)      26.1       (11.4)         37.5      --          23.9        (6.6)         30.5      --

Depreciation and amortization               72.1         39.5         32.6      83         146.8         75.8         71.0      94
Restructuring charges                         .1         13.1       (13.0)     (99)           .1         13.1        (13.0)    (99)
Other infrequent costs                        --         12.8       (12.8)      --            --         12.8        (12.8)     --
                                        --------    ---------    ---------             ----------    ---------     ---------

Operating loss                            (46.1)       (76.8)         30.7      40       (123.0)      (108.3)       (14.7)     (13)

Other (Income) Expense, net                 (.5)         11.0       (11.5)    (105)         (.5)          5.1        (5.6)    (110)
Minority Interest (Income) Expense          (.1)           .3         (.4)    (133)         (.3)           .5         (.8)    (160)
Equity Loss in Unconsolidated Entities       4.0         13.1        (9.1)     (69)          6.0         16.0       (10.0)     (63)
Interest Expense                            17.9          9.1         8.8       97          30.8         20.1        10.7       53
                                        --------    ---------    ---------             ----------    ---------     ---------

Net Loss Before Income Taxes              (67.4)      (110.3)         42.9      39       (159.0)      (150.0)        (9.0)      (6)

Income Tax Provision (Benefit)            (20.1)          3.9       (24.0)      --        (50.5)          6.3       (56.8)      --
                                        --------    ---------    ---------             ----------    ---------     ---------

Net Loss                                $ (47.3)    $ (114.2)    $    66.9      59     $ (108.5)    $ (156.3)     $  47.8       31
                                        ========    =========    =========             ==========    =========     =========

Gross Profit Margin                        41.6%        31.4%      +10 pts      32         41.2%        33.3%        +8 pts     24
EBITDA Margin                              10.8%       (7.2)%      +18 pts      --          5.3%       (2.1)%        +7 pts     --



Strong revenue growth continued in the current quarter and for the first six months of 2000 versus the comparable 1999 periods, with increases of 53% and 42% in the respective periods being contributed by all service categories (including approximately $9 million in the current quarter and $14 million year-to-date in revenues from other subsidiaries of the Parent Company). The steady growth of the Broadband Transport and Switched Services categories provided more than half of the revenue increase in both periods and is being supplemented by new revenue sources within the Data and Internet and Other categories.

Broadband transport revenues increased nearly $24 million in the current quarter, growing 32% to $97 million. The six-month period showed similar improvement, with 30% growth providing an additional $43 million in revenues. Growth in broadband transport is being fueled by an increasing demand for high-bandwidth transport from businesses, Internet

Form 10-Q Part I                                   Broadwing Communications Inc.

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

service providers and "dot.coms". In addition, IRU revenue was higher in the current year, reflecting the amortization of up-front payments.

Switched services revenue increased 30% for the quarter and the six-month periods, increasing $22 million and $49 million, respectively, over prior year results. Both current year periods benefited from additional traffic associated with the May 10, 1999 acquisition of Coastal Telcom Limited Company and other related companies under common control ("Coastal") and additional revenues relating to the CBLD service agreement. This was partially offset by the decrease in the wholesale portion of switched services revenues resulting from the decision to de-emphasize this business. In the first six months of 2000, wholesale revenues represented 40% of total switched services revenues, whereas they comprised 60% a year ago. The Company has improved it margins on switched wholesale revenues in the current year, achieving a small positive margin for the first six months. By contrast, gross profit margins on switched wholesale minutes were negative in the prior year periods.

Data and Internet revenues more than doubled in both periods, contributing an additional $7 million and $11 million versus the prior year periods. Data and Internet revenues continue to grow on the strength of demand for Internet-based, ATM/frame relay, web hosting and collocation services. The Company fulfilled demand for these services through the construction of six new data centers, bringing its total of fully operational data centers to nine nationwide.

Other revenues increased significantly, growing by more than $30 million versus the prior year quarter and $32 million year-to-date. Network integration, consulting and hardware revenues provided an additional $12 million in the current quarter and $19 million year-to-date. The Company also earned approximately $10 million in revenues this quarter and year-to-date related to a successful field trial of new optical network equipment that will serve as the basis for the Company's optical switched network. During the current quarter, $10 million in additional revenues resulted from network construction projects. Somewhat offsetting these results in the prior year were approximately $4 million in the quarter and $7 million in year-to-date revenues earned on the Vyvx project.

Costs of providing services and products sold primarily reflect access charges paid to LECs and other providers, transmission lease payments to other carriers, costs incurred for construction projects and employee and hardware costs in the data-consulting arena. In the current quarter, costs of providing services and products sold amounted to $141 million, a 30% increase over the $108 million incurred during the second quarter of 1999. For the six-month period, the $267 million incurred represented a 25% increase over the $213 million incurred during the same period in 1999. These increases were driven primarily by revenue growth, but were held to a minimum due to a decreased reliance on transmission and access charges from other carriers as the Company continues to construct and groom its own nationwide fiber-optic network. Future costs of providing services and products sold expense is expected to continue to grow as a function of revenue, but decline somewhat as a percentage of revenue as more of the traffic is carried on the Company's network.

The Company's gross profit margin continued to rise, with both current quarter and year-to-date gross margin percentages in excess of 40%. This compares favorably with the 31% recorded in the prior year quarter and 33% for the first six months of 1999.

Selling, general and administrative ("SG&A") expenses were higher in the current quarter, with expenses of $74 million representing a 22% increase over the prior year quarter. For the six-month period, SG&A expenses of $163 million were 45% higher than in the respective prior period. Although current quarter SG&A expenses were higher than in the prior year, they represented an improvement over the $89 million recorded in the first quarter of 2000. This sequential quarter decrease was attributable to the conclusion of the initial nationwide advertising campaign to launch the new "Broadwing" brand. Advertising expenditures associated with the Company's advertising campaigns amounted to only $4 million in the current quarter versus the $19 million recorded in the prior quarter. The remainder of the increase in SG&A expenses was primarily salary-related costs as the Company added approximately 700 employees resulting from the acquisition of Coastal and the expansion of the retail and IT Consulting businesses.

The Company reported EBITDA of $26 million in the current quarter, raising year-to-date EBITDA to $24 million. This compares to EBITDA losses of $11 million and $7 million in the respective prior periods. In the current quarter, EBITDA margin of 11% represented improvement of 18 margin points versus the negative 7% margin reported in the prior year.

Form 10-Q Part I                                   Broadwing Communications Inc.

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Additionally, EBITDA margin for the six-month period improved to more than 5%, representing an increase of more than seven margin points.

Restructuring charges of $.1 million during the second quarter of 2000 consisted of additional employee severance. No infrequent items were incurred during the current year, whereas approximately $13 million were incurred in the prior year.

Depreciation and amortization of $72 million for the quarter and $147 million year-to-date was approximately $33 million and $71 million higher, respectively, than prior year results. This significant increase was the result of continued construction of the fiber-optic network and higher asset balances resulting from the revaluation of network assets and intangibles at the Merger date.

The operating loss of $46 million recorded in the current quarter represents a 40% improvement over that recorded during the same quarter in the prior year, despite considerably higher depreciation and amortization expense incurred during the current year. On a year-to-date basis, the operating loss of $123 million is approximately $15 million higher than in the first six months of 1999 and includes the $71 million in additional depreciation and amortization mentioned above.

Other (income) expense resulted in income of approximately $1 million for both the quarter and the first six months of 2000, representing a $12 million improvement for the quarter and $6 million year-to-date. The prior year quarter and year-to-date periods included a $13 million write down of the DCI investment, but this was somewhat offset on a year-to-date basis by approximately $7 million in interest income earned in the prior year. Interest income is not being earned in the current year because excess cash is now transferred to the Parent Company. Consequently, interest income is expected to be near zero in the future.

Equity losses in unconsolidated subsidiaries declined to $4 million in the current quarter versus the $13 million recorded in the prior year quarter. Similarly, the $6 million in losses recorded during the six-month period represented a $10 million reduction versus the $16 million recorded in the prior year quarter. This was the result of the Company's liquidation of two of the three investments that contributed to losses recorded in the first six months of 1999. Most recently, the Company sold its interest in the Storm joint venture for $14 million, including approximately $6 million for a recovery of amounts receivable from partners in the joint venture.

Interest expense, primarily consisting of interest paid to the Parent Company, increased 97% in the current quarter and 53% year-to-date. Interest expense paid to the Parent Company amounted to $14 million in the current quarter and $25 million year-to-date as additional funding was required in order to construct the Company's fiber-optic network.

Income tax expense declined $24 million from a provision of $4 million in the second quarter of 1999 to a benefit of $20 million in the current quarter. Similarly, year-to-date income tax expense declined $57 million from a provision of $6 million prior year-to-date to a benefit of $51 million. The prior year's tax benefits were substantially offset by a valuation allowance required due to the uncertainty of the future utilization of such benefits. The current year benefits will be partially utilized against the Parent Company's current income in the post-Merger environment. Any remaining benefits will be recognized and carried forward to future periods.

As a result of the above, the Company reported a net loss of $47 million in the current quarter and $109 million for the six-month period, 59% and 31% less than in the respective prior year periods.

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

Form 10-Q Part I                                   Broadwing Communications Inc.

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

FINANCIAL CONDITION

CAPITAL INVESTMENT, RESOURCES AND LIQUIDITY

Historically, the Company financed the expansion of its network through the issuance of debt and equity securities, the sale of fiber-based and capacity-based IRUs, incurring bank debt and borrowing against its ownership of PSINet common stock. Since the Merger, the Company has relied on the credit facility secured by the Parent Company in order to support its cash deficit.

In contrast to the prior year period when approximately $105 million in net cash was generated by operations, $54 million in cash was used in the operating activities of the Company during the first six months of the current year. This difference was primarily related to IRU payments received during the prior year.

Cash used in investing activities of $194 million decreased $146 million versus $340 million in the first six months of 1999 due primarily to higher capital expenditures and acquisitions in the prior year period. Lower capital expenditures in the current year was primarily a function of timing, as the Company is projecting capital expenditures of $600 million in 2000 and substantial spending thereafter to continue expansion of the fiber-optic network. The Company's remaining joint venture has not required funding since the beginning of the current year versus the $6 million expended in the prior year quarter. The Company's interest in its Storm joint venture was sold in the first quarter of 2000 for $14 million, including approximately $6 million for a recovery of amounts receivable and deposits from partners in the joint venture. Significant further funding of joint ventures is not currently anticipated.

Approximately $192 million of cash was provided by financing activities in the first six months of 2000, a $123 million increase versus the $69 million provided during the first six months of 1999. Funding needed to offset the Company's operating loss and the $404 million tender offer on the 9% Notes was provided by the Parent Company. Approximately $24 million in cash was used to pay dividends on the Company's 12 1/2% Junior Exchangeable Preferred Stock ("12 1/2% Preferred"). Cash was not required to effect these dividend payments in the prior year since payments were made through additional shares of the 12 1/2% Preferred. However, current year dividend payments on the 12 1/2% Preferred were partially offset by $7 million in dividend payments in the prior year. These dividend payments relate to the Company's former 6 3/4% and 7 1/4% preferred stock issues that were replaced by the Parent Company in the Merger. In the prior year, $5 million in cash was provided through the exercise of options on the Company's common stock. The Company no longer issues common stock since all of its outstanding common stock is now held by the Parent Company.

The Company did not maintain a cash balance at June 30, 2000. The Parent Company has established a $2.1 billion credit facility in order to fund the combined company, a portion of which was used to effect the aforementioned $404 million tender offer for the 9% Notes in January 2000. Costs associated with that redemption were considered part of the acquisition accounting and were not reported as an extraordinary charge.

The Company seeks to obtain sufficient funding for the following significant cash requirements:

-          Network expansion and other capital expenditures
-          Lease payments
-          Working capital
-          Dividends on preferred stock, and
-          Debt service

The Company is required to make payments under existing debt and capital lease arrangements of approximately $4 million, $5 million and $126 million for the remainder of 2000, 2001 and 2002, respectively, assuming that the Company chooses to settle the $125 million PSINet forward sale obligation in cash in 2002. The Company is also required to pay quarterly dividends on the 12 1/2% Preferred. Cash payments for these dividends total approximately $12 million per quarter. Although the Company has the option of paying dividends on the 12 1/2% Preferred with additional shares of this preferred stock through February 15, 2001, its current intention is to continue paying these dividends in cash.

The Company feels that the credit facility established by the Parent Company is sufficient to provide for the Company's financing requirements in excess of amounts generated from its operations.

Form 10-Q Part I                                   Broadwing Communications Inc.

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

QUALITATIVE AND QUANTITATIVE DISCLOSURES ABOUT MARKET RISK

Effective with the retirement of the Company's previous revolving credit facility and with new debt being assumed by the Parent Company, the Company is not currently subject to market risk associated with changes in interest rates. The Company does not hold or issue derivative financial instruments for trading purposes or enter into interest rate transactions for speculative purposes.

Virtually all of the Company's revenue is derived from domestic operations, so risk related to foreign currency exchange rates is considered minimal.

Form 10-Q Part II                                  Broadwing Communications Inc.

ITEM 1.  LEGAL PROCEEDINGS

The information required by this Item is included in Note 8 of the notes to the condensed consolidated financial statements on page 10 of this quarterly report and is incorporated by reference in this Item 1.

ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS

None.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

On April 13, 2000, Richard G. Ellenberger was elected to a one-year term as sole director of the Company. This matter was previously discussed in the Company's Form 10-Q for the three months ended March 31, 2000, as filed with the Securities and Exchange Commission on May 15, 2000.

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

                                                   BROADWING COMMUNICATIONS INC.

August 11, 2000                                    By:   /s/ Kevin W. Mooney
                                                         -----------------------
                                                         Kevin W. Mooney
                                                         Chief Financial Officer