Form 10-Q
period 2000-09-30
BROADWING COMMUNICATIONS INC
filed 2000-11-14
CIK 1009532

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                    FORM 10-Q


            X QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
           ---
                         SECURITIES EXCHANGE ACT OF 1934

                FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2000

                                       OR

                 TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                   For the transition period from       to        .
                                                  -------  -------


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

The number of shares of Preferred Stock outstanding was 395,210 on October 31, 2000.

                               TABLE OF CONTENTS

                          PART I. FINANCIAL INFORMATION



DESCRIPTION                                                                                        PAGE
Item 1.    Financial Statements (Unaudited)

           Condensed Consolidated Statements of Income and Comprehensive Income
           Three Months and Nine Months Ended September 30, 2000 and 1999                            3

           Condensed Consolidated Balance Sheets
           September 30, 2000 and December 31, 1999                                                  4

           Condensed Consolidated Statements of Cash Flows
           Nine Months Ended September 30, 2000 and 1999                                             5

           Notes to Condensed Consolidated Financial Statements                                      6

Item 2.    Management's Discussion and Analysis of Financial Condition
           And Results of Operations                                                                12

Item 3.    Quantitative and Qualitative Disclosures About Market Risk                               17


                           PART II. OTHER INFORMATION

DESCRIPTION                                                                                        PAGE

Item 1.    Legal Proceedings                                                                        18

Item 2.    Changes in Securities and Use of Proceeds                                                18

Item 3.    Defaults Upon Senior Securities                                                          18

Item 4.    Submission of Matters to a Vote of Security Holders                                      18

Item 5.    Other Information                                                                        18

Item 6.    Exhibits and Reports on Form 8-K                                                         18

           Signature                                                                                19

Form 10-Q Part I                                   Broadwing Communications Inc.

      CONDENSED CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME
                              (Millions of Dollars)
                                   (Unaudited)

                                                                  Company        Predecessor          Company      Predecessor
                                                                  -------        -----------          -------      -----------
                                                                   Three Months Ended                   Nine Months Ended
                                                                       September  30,                      September 30,
                                                                  --------------------------          ------------------------
                                                                   2000             1999               2000           1999
                                                                   ----             ----               ----           ----

Revenues...............................................         $ 264.0          $ 170.1             $ 718.1       $  489.4

Costs and Expenses
  Cost of providing services and products sold.........           158.5            106.4               425.5          319.5
  Selling, general and administrative..................            78.4             66.3               241.6          179.1
  Depreciation ........................................            50.4             42.8               142.8          107.8
  Amortization.........................................            27.8              7.8                82.1           18.7
  Restructuring charges................................              --              6.7                  .1           19.9
  Other infrequent costs...............................              --              1.1                  --           13.9
                                                              ---------          -------          ----------       --------
  Total Costs and Expenses.............................           315.1           231.2                892.1          658.9
                                                              ---------          -------          ----------       --------

Operating Loss.........................................           (51.1)           (61.1)             (174.0)        (169.5)

Other (Income) Expense, net............................              --             (1.0)                (.5)           4.0
Minority Interest Expense (Income).....................              .1               --                 (.2)            .5
Equity Losses in Unconsolidated Entities...............             3.5              3.0                 9.5           19.1
Interest Expense.......................................            18.6             10.5                49.4           30.6
                                                              ---------          --------         ----------        -------

Net Loss Before Income Taxes...........................           (73.3)           (73.6)             (232.2)        (223.7)

Income Tax Provision (Benefit).........................           (20.6)            (4.5)              (71.1)           1.8
                                                              ----------          -------         -----------        ------

Net Loss...............................................           (52.7)           (69.1)             (161.1)       (225.5)

Other Comprehensive Income (Loss), Net of Tax:
  Unrealized gain (loss) on investments................          (190.3)           (51.7)             (254.8)          89.4
                                                              ----------          -------         -----------        ------

Comprehensive Income (Loss)............................         $(243.0)         $(120.8)            $(415.9)       $(136.1)
                                                              =========          ========         ==========        ========


                       See Notes to Financial Statements.

Form 10-Q Part I                                   Broadwing Communications Inc.

                      CONDENSED CONSOLIDATED BALANCE SHEETS
                 (Millions of Dollars, Except Per Share Amounts)

                                                                                        (Unaudited)
                                                                                        -----------
                                                                                       September  30,     December 31,
                                                                                           2000              1999
                                                                                           ----              ----

ASSETS
Current Assets
  Cash and cash equivalents.....................................................        $      --         $    56.2
  Receivables, less allowances of $24.8 and $36.0...............................            143.8              77.1
  Deferred income tax benefits..................................................             16.7              16.8
  Prepaid expenses and other current assets.....................................              9.7              10.2
                                                                                     ------------      ------------
          Total current assets..................................................            170.2             160.3

Property, plant and equipment, net..............................................          1,811.5           1,726.4
Goodwill and other intangibles, net.............................................          2,570.5           2,561.3
Investments in other entities...................................................            197.0             634.2
Investments in unconsolidated subsidiaries......................................             70.5              61.0
Deferred charges and other assets...............................................              3.5               4.0
                                                                                     ------------      ------------
          Total Assets..........................................................        $ 4,823.2         $ 5,147.2
                                                                                     ============      ============

LIABILITIES, REDEEMABLE PREFERRED STOCK AND SHAREOWNERS' EQUITY
Current Liabilities
  Short-term debt...............................................................        $     6.1         $     5.9
  Accounts payable..............................................................            146.9             143.3
  Intercompany payable to Parent Company........................................          1,004.4             442.9
  Current portion of unearned revenue and customer deposits.....................             61.6              53.6
  Accrued expenses and other current liabilities................................             22.9             137.6
                                                                                     ------------      ------------
          Total current liabilities.............................................          1,241.9             783.3

Long-term debt, less current portion............................................            184.5             597.4
Unearned revenue, less current portion..........................................            613.5             633.5
Deferred income taxes...........................................................             64.5             178.4
Other long-term liabilities.....................................................             74.6              72.8
                                                                                     ------------      ------------

          Total liabilities.....................................................          2,179.0           2,265.4
                                                                                     ------------      ------------

12 1/2% Junior Exchangeable Preferred Stock; $.01 par value; authorized -
  3,000,000 shares of all classes of preferred stock; 395,210 shares issued and outstanding with an aggregate liquidation preference of $395.2 at
  September 30, 2000 and December 31, 1999 .....................................            410.5             418.2

Commitments and Contingencies

Shareowners' Equity
  Common shares, $.01 par value, 1,000,000 shares authorized;
     500,000 shares issued and outstanding......................................               --                --
  Additional paid-in capital....................................................          2,610.6           2,424.6
  Accumulated deficit...........................................................           (206.6)            (45.5)
  Accumulated other comprehensive income .......................................           (170.3)             84.5
                                                                                     -------------     ------------
          Total shareowners' equity.............................................          2,233.7           2,463.6
                                                                                     ------------      ------------

Total Liabilities, Redeemable Preferred Stock and Shareowners' Equity...........        $ 4,823.2         $ 5,147.2
                                                                                     ============      ============

                       See Notes to Financial Statements.

Form 10-Q Part I                                   Broadwing Communications Inc.


                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                              (Millions of Dollars)
                                   (UNAUDITED)

                                                                                                 Company       Predecessor
                                                                                                 -------       -----------
                                                                                                         Nine Months
                                                                                                     Ended September 30,
                                                                                                     -------------------
                                                                                                   2000             1999
                                                                                                   ----             ----

CASH FLOWS FROM OPERATING ACTIVITIES:
Net Loss........................................................................                 $ (161.1)      $ (225.5)
Adjustments to reconcile net loss to cash provided by operating activities:
  Depreciation .................................................................                    142.8          107.8
  Amortization..................................................................                     82.1           18.7
  Provision for doubtful accounts and service credits...........................                     37.0           70.0
  Current and deferred income taxes.............................................                    (71.1)            --
  Equity in net loss of unconsolidated subsidiaries.............................                      9.5           19.1
  Other, net....................................................................                    (12.3)           6.1

Changes in operating assets and liabilities, net of effects of acquisitions:
  Accounts receivable...........................................................                    (97.3)         (37.4)
  Notes receivable from customers and indefeasable right-to-use sales...........                      1.5           93.5
  Other current assets..........................................................                     (1.1)           4.6
  Deferred charges and other non-current assets.................................                     (3.4)          (5.9)
  Accounts payable..............................................................                     20.2           62.3
  Current portion of unearned revenue and customer deposits.....................                    (12.0)          21.2
  Accrued expenses and other current liabilities................................                     70.9             --
  Other non-current liabilities.................................................                      3.5            5.7
                                                                                               ----------      ---------
    Net cash provided by operating activities...................................                      9.2          140.2
                                                                                               ----------      ---------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Capital expenditures..........................................................                   (336.2)        (449.7)
  Investments in unconsolidated subsidiaries....................................                      (.5)          (6.2)
  Proceeds from collection of notes receivable..................................                        -             .8
  Acquisitions, net of cash acquired............................................                        -          (73.3)
  Proceeds from sale of property and equipment..................................                      2.2            (.3)
  Proceeds from sale of ownership interest in joint venture.....................                      8.2              -
                                                                                               ----------       ---------
    Net cash used in investing activities.......................................                   (326.3)        (528.7)
                                                                                               -----------      ---------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Proceeds from loan from Parent Company........................................                    715.5              -
  Proceeds from issuance of debt................................................                      -            288.9
  Principal payments on long-term debt and capital lease obligations............                   (417.7)         (15.8)
  Payment of preferred dividends................................................                    (37.1)          (8.5)
  Issuance of common shares.....................................................                        -            6.7
  Cash received from merged entity..............................................                       .2              -
                                                                                               ----------       ---------
    Net cash provided by financing activities...................................                    260.9          271.3
                                                                                               ----------       ---------

Net decrease in cash and cash equivalents.......................................                    (56.2)        (117.2)
Cash and cash equivalents at beginning of period................................                     56.2          264.8
                                                                                               ----------       ---------
Cash and cash equivalents at end of period......................................                $       -       $  147.6
                                                                                               ==========       =========

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid for:
  Income taxes (net of refunds).................................................                $      --       $    1.4
                                                                                               ==========       =========
  Interest (net of amounts capitalized).........................................                $    10.9       $    5.9
                                                                                               ==========       =========
Non-cash Investing and Financing Activities:....................................
  Amortization of preferred stock...............................................                $     1.5       $      -

                       See Notes to Financial Statements.

Form 10-Q Part I                                   Broadwing Communications Inc.

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)


1. BASIS OF PRESENTATION

The consolidated financial statements include the accounts of Broadwing Communications Inc. and its subsidiaries (formerly known as IXC Communications, Inc., now referred to as "Broadwing Communications" or "the Company"). The Company utilizes its advanced fiber-optic network consisting of more than 18,000 route miles to provide broadband transport, data transport, Internet services, data collocation, switched long distance, network integration/consulting and other services. The Company also provides network capacity and fibers in the form of indefeasable right-to-use ("IRU") agreements.

Broadband transport services are comprised of the lease of dedicated circuits that customers use to transmit communications traffic. These services are sold on a circuit lease and IRU basis. Switched services represent the transmission of long-distance switched traffic to retail business customers and resellers. Data and Internet services include providing ATM/frame relay, web hosting and data collocation services. Other revenues are comprised of network integration and consulting services and the sale of the related equipment, network construction services, revenues earned for trials of vendor-supplied equipment and, in 1999, revenues from the Company's now completed Vyvx project.

The Company became a wholly owned subsidiary of Broadwing Inc. ("the Parent Company") on November 9, 1999, pursuant to the merger with Broadwing Inc. ("the Merger"). On January 1, 2000, the Parent Company contributed the capital stock of its network integration and consulting business, Broadwing IT Consulting ("IT Consulting"), to the Company. Additionally, the Company also entered into an agreement with Cincinnati Bell Long Distance ("CBLD") to service the customers of CBLD outside of the Cincinnati, Ohio area. The contribution of the IT Consulting stock resulted in approximately $11 million in assets and $12 million in liabilities (at historical cost) being contributed to the Company in January 2000, representing net liabilities of approximately $1 million. During the current quarter, the Company recognized $29 million in revenues and expenses related to IT Consulting. The Company also recognized approximately $15 million in revenues and $8 million in expenses related to the CBLD agreement. For the first nine months of 2000, the Company recognized $53 million in revenues and $56 million in expenses related to IT Consulting and $45 million in revenues and $40 million in expense related to the CBLD agreement.

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

The cost of the Merger has been allocated to the assets acquired and liabilities assumed according to their estimated fair values at the acquisition date and is subject to adjustment as the assumptions relating to the asset and liability valuations are finalized. In addition, the allocation may be impacted by changes in pre-acquisition contingencies identified during the allocation period by the Company relating to certain environmental, litigation, and other matters. As a result, amounts allocated to goodwill increased by approximately $51 million during the first nine months of 2000. The amount allocated to goodwill represents the excess of price paid over the fair value of assets realized and liabilities assumed in the Merger. These amounts are being amortized to expense over a 30-year period. This analysis will be finalized in the fourth quarter of 2000.

Included in the allocation of the cost to acquire the Company in the fourth quarter of 1999 were restructuring costs associated with initiatives to integrate operations of the Company with its Parent Company. The restructuring costs recorded in 1999 included the costs of involuntary employee separation benefits related to 263 employees of the Company. As of September 30, 2000, 244 of the employee separations had been completed for a total cash expenditure of $1.8 million. The restructuring plans also included costs associated with the closure of a number of technical and customer support facilities, the decommissioning of certain switching equipment, and the termination of contracts with vendors. The Company expects that most of these restructuring actions will be complete by December 31, 2000, and will result in cash outlays of $7.5 million in 2000.

The following table illustrates activity in this reserve since December 31, 1999:



                                                     Balance at                                  Balance at
                                                  December 31, 1999      Expenditures        September 30, 2000
                                                  -----------------      ------------        ------------------

FOURTH QUARTER RESTRUCTURING:
Employee separations........                           $  2.0             $ (1.8)                 $  0.2
Facility closure costs......                              2.1               (1.9)                    0.2
Relocation..................                              0.2                 --                     0.2
Other exit costs............                              3.2               (0.1)                    3.1
                                                       ------             -------                 ------
Total.......................                           $  7.5             $ (3.8)                 $  3.7
                                                       ======             =======                 ======

Restructuring charges of $0.1 million during the nine months ended September 30, 2000 consisted of additional employee severance.

3. INVESTMENTS IN OTHER ENTITIES

PSINET, INC.

The Company's investment in PSINet, Inc. ("PSINet") consists of 20.5 million shares of PSINet common stock. This investment had a fair market value of approximately $197 million and $632 million as of September 30, 2000 and December 31, 1999, respectively ($139 million and $498 million, respectively, net of amounts collateralized on the forward sale of PSINet common stock). At the balance sheet date, the difference between the market value and the Company's basis in the PSINet investment is reported as an unrealized gain or loss on marketable securities, net of tax and any additional liabilities resulting from the stock price of PSINet related to the forward sale transaction further described in Note 6. The PSINet investment is classified as "available-for-sale" as defined by Statement of Financial Accounting Standard No. 115. Accordingly, changes in the unrealized gain or loss amount are included in "Other Comprehensive Income" on the accompanying Condensed Consolidated Statement of Income and Comprehensive Income.

The net market value of the Company's investment has further decreased since September 30, 2000, when this investment was valued at $139 million (net of amounts collateralized). As of November 8, 2000, the net amount of this investment is approximately $31 million (see "Management's Discussion and Analysis" for a further discussion of the Company's business relationship with PSINet).

Form 10-Q Part I                                   Broadwing Communications Inc.

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)


DCI TELECOMMUNICATIONS

In November 1998, the Company entered into an agreement to acquire 4.25 million shares of common stock of DCI Telecommunications, Inc. ("DCI") as consideration for payment of amounts due from one of the Company's customers that was also a vendor of DCI. The agreement provided that DCI was to issue additional shares of common stock to the Company if the market value of the shares the Company owned did not reach $17.7 million by June 1, 1999. As of June 1, 1999, and subsequent thereto, the market value of the shares the Company owned was significantly less than the $17.7 million guaranteed in the November 1998 agreement. The Company has continues to pursue the remedies to which it is entitled under the November 1998 agreement, but has written this investment down to zero due to a decline in the financial condition of DCI that is considered permanent.


4.  INVESTMENTS IN UNCONSOLIDATED SUBSIDIARIES

MARCA-TEL

As of September 30, 2000, the Company holds an indirect investment equal to 30.0% of Marca-Tel S.A. de C.V. (Marca-Tel) pursuant to its 65.4% ownership of Progress International, LLC ("Progress"). Progress owns 45.8% of Marca-Tel., with the remaining 54.2% ownership being held by three parties; Formento Radio Beep, S.A. de C.V., Siemens S.A. de C.V and a Mexican individual. This investment was previously written down to zero and is still being carried on the Company's books at that amount at September 30, 2000.

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

APPLIED THEORY, INC.

The Company holds a 23.5% interest in Applied Theory with a carrying value of $71 million and $61 million on September 30, 2000 and December 31, 1999, respectively. Applied Theory, Inc., a New York-based Internet service provider, was formed in 1996 to provide high-quality Internet services for the New York state research and education community. The Company recognized approximately $4 million in losses in the current quarter and $10 million in losses year-to-date resulting from its equity method accounting for the Applied Theory investment. This compares to approximately $1 million in losses recognized in the prior year quarter and $4 million for the prior nine-month period.

5. RESTRUCTURING CHARGES

In the second quarter of 1999, the Company recorded a charge of approximately $13 million to exit certain operations in the switched wholesale business. The restructuring charge consisted of severance and various other costs associated with workforce reduction, network decommissioning, and various terminations. The workforce reduction of 94 people included employees contributing to the sales function and employees contributing to the network operations. The Company expects these restructuring activities to be completed by the end of the first quarter of 2001. Due to the Merger, it was determined that the combined companies would need the switches that had been marked for decommissioning in the second quarter 1999 restructuring charge. Additionally, it was determined that the total period contemplated for lease payments relating to an abandoned office would not be required. Consequently, the second quarter 1999 restructuring charge was reduced during the third quarter of 1999 by $1.2 million related to decommissioning the switches and $.4 million related to a reduction in the lease pay off requirement.

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

Activity in the first nine months of 2000 related to the accrued restructuring liabilities was as follows (in millions):


                                                        Balance at                                   Balance at
                                                    December 31, 1999         Expenditures       September 30, 2000
                                                    -----------------         ------------       ------------------

SECOND QUARTER RESTRUCTURING:
Employee separations......................             $  1.2                  $ (.5)                $  .7
Network decommissioning...................                2.3                   (1.7)                   .6

Terminate contractual obligations and
exit facilities...........................                4.2                   (1.8)                  2.4
                                                      -------                 -------                ------
Total.....................................             $  7.7                  $(4.0)                $ 3.7
                                                       ======                 =======                ======




THIRD QUARTER RESTRUCTURING:
Employee separations......................             $  2.9                 $ (2.6)               $  0.3
Terminate contractual obligations and
exit facilities...........................                 .5                    (.1)                  0.4
                                                      -------                 -------               ------
Total.....................................             $  3.4                 $ (2.7)               $  0.7
                                                       ======                 =======               ======


6. LONG-TERM DEBT AND CAPITAL LEASE OBLIGATIONS

Long-term debt and capital lease obligations consist of the following at September 30, 2000 and December 31, 1999 (in millions):


                                                                                 September 30,             December 31,
                                                                                     2000                       1999
                                                                               ----------------------------------------
9% Senior Subordinated Notes............................                      $       46.0             $       450.0
12 1/2% Senior Notes....................................                                .8                        .8
Capital lease obligations...............................                               9.6                      11.3
PSINet forward sale ....................................                             126.4                     133.9
Other debt..............................................                               7.8                       7.3
                                                                               -----------             -------------
     Total long-term debt and capital lease obligations                        $     190.6             $       603.3
Less current portion....................................                               6.1                       5.9
                                                                               -----------             -------------
Long-term debt and capital lease obligations............                       $     184.5             $       597.4
                                                                               ===========             =============

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

The $126.4 million PSINet forward sale liability at September 30, 2000 is based on certain assumptions as to the value of PSINet common stock at the settlement date. Given the decline in the value of PSINet common stock since the beginning of the year, it is probable that this liability would be settled for significantly less than $126.4 million if the value of PSINet common stock does not rise to assumed levels prior to settlement.

12 1/2% SENIOR NOTES

The Company's 12 1/2% senior notes, which originally consisted of an indebtedness of $285.0 million, were reduced to $0.8 million in a tender offer in 1998.

OTHER DEBT

Pursuant to the Company's May 10, 1999 acquisition of Coastal Telecom Limited Company, the Company assumed $10 million in notes payable. This amount was adjusted to $7.8 million as part of the purchase price allocation for the Coastal acquisition. This amount remains outstanding at September 30, 2000.

CAPITAL LEASES

The Company has acquired certain facilities and equipment under capital leases. The gross amount of assets recorded under capital leases at September 30, 2000 and December 31, 1999 (capital leases and associated accumulated depreciation was revalued at the Merger date) was $13.5 million and $11.8 million, respectively. The related accumulated depreciation was $6.9 million and $1.2 million at September 30, 2000 and December 31, 1999, respectively.

7.  COMMITMENTS

The Company has entered into a purchase commitment with Corvis Corporation (Corvis), a Columbia, Maryland-based manufacturer of optical network equipment. The agreement specifies that the Company will purchase $200 million in optical network equipment from Corvis over a two-year period beginning in July 2000. As of September 30, 2000, the Company has placed $147 million in orders towards satisfying this purchase commitment.

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

In the course of closing the Merger, the Company became aware of its possible non-compliance with certain requirements under state and federal environmental laws. Because the Company is committed to compliance with environmental laws, management decided to undertake a voluntary environmental compliance audit of Company

Form 10-Q Part I                                   Broadwing Communications Inc.

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

facilities and operations and, by letter dated November 9, 1999, disclosed potential non-compliance at Company facilities to U.S. Environmental Protection Agency ("EPA") under the Agency's Self-Policing Policy. The Company made similar voluntary disclosures to various state authorities. By letter dated January 19, 2000, the EPA determined that the Company appears to have satisfied the "prompt disclosure" requirement of the Self-Policing Policy, and established a deadline of May 1, 2000 for the Company to complete its environmental audit of all Company facilities and report any violations to the Agency. This deadline was subsequently extended to June 21, 2000. The Company filed its preliminary environmental audit report with EPA on June 21st and filed a final environmental audit report with EPA on September 11, 2000. The Company continues to work with the EPA and several state environmental protection agencies to bring the Company into compliance with all applicable regulations, and to develop internal procedures to ensure future compliance. The Company is currently working with EPA and states to resolve any liabilities associated with the non-compliance.

The Company believes that the resolution of such matters for amounts in excess of those estimated and reflected in the purchase price allocation associated with the Merger would not likely have a materially adverse effect on the Company's financial condition.

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

DESCRIPTION OF BUSINESS

Broadwing Communications Inc. ("the Company") is a leading provider of telecommunications services with a coast-to-coast fiber optic network containing approximately 18,000 route miles at September 30, 2000. The Company utilizes this advanced fiber-optic network to provide broadband transport (previously referred to as "private line"), data transport, Internet services, switched long distance, network integration and consulting and other services. The Company also provides network capacity and fibers in the form of indefeasable right-to-use ("IRU") agreements. Broadband transport services are comprised of the lease of dedicated circuits that customers use to transmit traffic. These services are sold on a circuit lease and IRU basis. Switched services represent the transmission of long-distance switched traffic to retail business customers and resellers. Data and Internet services include providing ATM/frame relay, data collocation, web hosting and consulting services. Other is comprised of network integration and consulting services and the sale of the related equipment, network construction services, revenues earned from trials of vendor-supplied equipment and, in 1999, revenues from the Company's now completed Vyvx partnership.

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

On January 1, 2000, the Parent Company contributed the capital stock of Broadwing IT Consulting ("IT Consulting") to the Company. Also effective January 1, 2000, the Company entered into an agreement with Cincinnati Bell Long Distance, Inc. ("CBLD") to service the customers of CBLD outside of the Cincinnati area. Accordingly, the current year's results of operations include those of IT Consulting and amounts related to the service agreement with CBLD. The contribution of the IT Consulting stock resulted in approximately $11 million in assets and $12 million in liabilities (at historical cost) being contributed to the Company in January 2000, representing net liabilities of approximately $1 million. During the current quarter, the Company recognized $29 million in revenues and expenses related to IT Consulting. The Company also recognized approximately $15 million in revenues and $8 million in expenses related to the CBLD agreement. For the first nine months of 2000, the Company recognized $53 million in revenues and $56 million in expenses related to IT Consulting and $45 million in revenues and $40 million in expense related to the CBLD agreement.

Form 10-Q Part I                                   Broadwing Communications Inc.

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

Results of operations are as follows:

                                                Company      Predecessor                      Company     Predecessor
                                                -------      -----------                      -------     -----------
                                                Three Months Ended September 30,            Nine Months Ended September 30,
                                                -------------------------------             -------------------------------
($ Millions)                                     2000       1999     Change       %          2000        1999      Change      %
------------                                     ----       ----     ------      ---         ----        ----      ------     ---
Revenues
    Broadband transport                     $   100.5   $   76.1     $  24.4      32     $  288.8    $   220.5    $   68.3      31
    Switched services                           101.2       77.5        23.7      31        301.7        230.2        71.5      31
    Data and Internet                            20.7        5.6        15.1      --         42.3         16.1        26.2     163
    Other                                        41.6       10.9        30.7      --         85.3         22.6        62.7      --
                                            ---------   --------     -------             --------    ---------    --------
    Total                                       264.0      170.1        93.9      55        718.1        489.4       228.7      47

Costs and Expenses:
    Cost of providing services
       and products sold                        158.5      106.4        52.1      49        425.5        319.4       106.1      33
    Selling, general and
       administrative                            78.4       66.3        12.1      18        241.5        179.1        62.4      35
                                            ---------   --------     -------             --------    ---------    --------
    Total                                       236.9      172.7        64.2      37        667.0        498.5       168.5      34

Earnings Before Interest Taxes,
Depreciation and Amortization (EBITDA)           27.1       (2.6)       29.7      --         51.1         (9.1)       60.2      --

Depreciation and amortization                    78.2       50.6        27.6      54        224.9        126.5        98.4      78
Restructuring charges                              --        6.7        (6.7)   (100)          .1         19.9       (19.8)    (99)
Other infrequent costs                             --        1.1        (1.1)   (100)          --         13.9       (13.9)   (100)
                                            ---------   --------     -------             --------    ---------    --------

Operating loss                                  (51.1)     (61.1)        9.9      16       (174.0)      (169.5)       (4.6)      3

Other (Income) Expense, net                        --       (1.0)       (1.0)   (100)         (.5)         4.0        (4.5)   (113)
Minority Interest (Income) Expense                 .1         --          .1      --          (.2)          .5         (.7)   (140)
Equity Losses in Unconsolidated Entities          3.5        3.0          .5      17          9.5         19.0        (9.6)    (50)
Interest Expense                                 18.6       10.5         8.1      77         49.4         30.7        18.8      61
                                            ---------   --------     -------             --------    ---------    --------

Net Loss Before Income Taxes                   (73.3)     (73.6)         .3       --      (232.2)       (223.7)      (8.5)      (4)

Income Tax Provision (Benefit)                 (20.6)      (4.5)      (16.1)      --       (71.1)          1.8      (72.9)      --
                                            ---------   --------     -------             --------    ---------    --------

Net Loss                                    $  (52.7)   $ (69.1)     $  16.4      24     $(161.1)    $ (225.5)    $   64.4      29
                                            =========   ========     =======             ========    =========    ========

Gross Profit Margin                             40.0%      37.4%      +3 pts                40.7%        34.7%      +6 pts
EBITDA Margin                                   10.3%      (1.5)%    +12 pts                 7.1%        (1.9)%     +9 pts


Strong revenue growth continued in the current quarter and for the first nine months of 2000 versus the comparable 1999 periods, with increases of 55% and 47% in the respective periods being contributed by all service categories (including approximately $10 million in revenues in the current quarter and $23 million year-to-date in revenues from other subsidiaries of the Parent Company). The steady growth of the Broadband Transport and Switched Services categories provided more than half of the revenue increase in both periods and is being supplemented by new revenue sources within the Data and Internet and Other categories.

Form 10-Q Part I                                  Broadwing Communications Inc.

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Broadband transport revenues increased $24 million in the current quarter, growing 32% to $101 million. The nine-month period showed similar improvement, with 31% growth providing an additional $68 million in revenues. Growth in broadband transport is being fueled by an increasing demand for high-bandwidth transport from businesses, Internet service providers and "dot.coms". In addition, IRU revenue was higher in the current year, reflecting the amortization of up-front payments.

Switched services revenue increased 31% for the quarter and the nine-month periods, increasing $24 million and $95 million, respectively, versus prior year results. The nine-month period benefited from additional traffic associated with the May 10, 1999 acquisition of Coastal Telcom Limited Company and other related companies under common control ("Coastal") and additional revenues relating to the CBLD service agreement. This was partially offset by the decrease in the wholesale portion of switched services revenues resulting from the decision to de-emphasize this business. The Company has improved its margins on switched wholesale revenues in the current year, achieving a small positive margin for the first nine months.

For the quarter, data and Internet revenues of $21 million more than tripled in comparison to the $6 million recorded in the prior year period. On a year-to-date basis, data and Internet revenues increased 163%, growing from $16 million in the prior year to more than $42 million for the first nine months of 2000. These revenues continue to grow on the strength of demand for Internet-based, ATM/frame relay, web hosting and data collocation services. The Company is fulfilling demand for these services through the construction of new data centers. In addition to the six new data centers constructed during the second quarter of 2000, the Company established an additional data center in the current quarter. This brings the Company's total of fully operational data centers to 10 nationwide.

Other revenues increased by more than $30 million versus the prior year quarter and nearly $63 million year-to-date. Network integration, consulting and hardware revenues provided growth of $12 million in the current quarter and $19 million year-to-date. During the current quarter, the Company earned $19 million in additional revenues from network construction projects, increasing year-to-date construction revenues to $40 million.

Costs of providing services and products sold primarily reflect access charges, transmission lease payments to other carriers, costs incurred for construction projects and employee and hardware costs in the data-consulting arena. In the current quarter, costs of providing services and products sold amounted to $159 million, a 49% increase over the $106 million incurred during the third quarter of 1999. For the nine-month period, the $426 million incurred represented a 33% increase over the $319 million incurred during the same period in 1999. These increases were driven primarily by revenue growth, but were held to a minimum due to a decreased reliance on transmission and access charges from other carriers as the Company continues to construct and groom its nationwide fiber-optic network. Future costs of providing services and products sold expense is expected to continue to grow as a function of revenue, but decline somewhat as a percentage of revenue as more of the traffic is carried on the Company's network.

The Company's gross profit margin continued to rise, with both current quarter and year-to-date gross margin percentages of approximately 40%. This compares favorably with the 37% recorded in the prior year quarter and 35% for the first nine months of 1999.

Selling, general and administrative ("SG&A") expenses were higher in the current quarter, with expenses of $78 million representing an 18% increase over the prior year quarter. For the nine-month period, SG&A expenses of $242 million were 35% higher than in the respective prior period. For the nine-month period, SG&A expenses are higher due to the addition of more than 600 employees resulting from the acquisition of Coastal and the expansion of the Company's sales force. Additionally, SG&A expenses are higher in the nine-month period due to the acquisition of a portion of the Parent Company's switched long distance and IT Consulting businesses. Current year SG&A expenses also include a considerable increase in advertising expense incurred to launch the new "Broadwing" brand and introduce new products and services. The Company incurred $2 million in advertising expense for the quarter and $25 million year-to-date; $1 million and $21 million increases, respectively. The vast majority of this increase occurred in the first quarter of this year,

Form 10-Q Part I                                  Broadwing Communications Inc.

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS


when $17 million in non-recurring advertising expense was incurred to introduce the new "Broadwing" brand to a national audience.

The Company reported EBITDA of $27 million in the current quarter, raising year-to-date EBITDA to $51 million. This compares to EBITDA losses of $3 million and $9 million in the respective prior periods. In the current quarter, EBITDA margin of 10% represented improvement of twelve margin points versus the negative 2% margin reported in the prior year quarter. Additionally, EBITDA margin for the nine-month period improved to more than 7%, representing an increase of more than nine margin points.

Depreciation and amortization of $78 million for the quarter and $225 million year-to-date was approximately $28 million and $98 million higher, respectively, than prior year results. This significant increase was the result of continued construction of the fiber-optic network and higher asset balances resulting from the revaluation of network assets and intangibles at the Merger date.

The operating loss of $51 million recorded in the current quarter represents a 16% improvement over that recorded during the same quarter in the prior year, despite considerably higher depreciation and amortization expense incurred during the current year. On a year-to-date basis, the operating loss of $174 million is approximately $5 million higher than in the first nine months of 1999 and includes the $98 million in additional depreciation and amortization mentioned above.

Other income of approximately $1 million for the first nine months of 2000 represented a $13 million improvement over the prior year. The prior year's results included a $13 million write down of the DCI investment, but this was somewhat offset on a year-to-date basis by approximately $7 million in interest income earned in the prior year. Interest income is not being earned in the current year because excess cash is now transferred to the Parent Company. Consequently, interest income is expected to be near zero in the future.

Equity losses in unconsolidated subsidiaries amounted to $4 million in the current quarter versus the $3 million recorded in the prior year quarter. The $10 million in losses recorded during the nine-month period represented a $9 million reduction versus the $19 million recorded in the prior year quarter. This was the result of the Company's liquidation of two of the three investments that contributed to losses recorded in the first nine months of 1999. Most recently, the Company sold its interest in the Storm joint venture for $14 million, including approximately $6 million for a recovery of amounts receivable from partners in the joint venture.

Interest expense, net of amounts capitalized and consisting primarily of amounts paid to the Parent Company, increased 77% in the current quarter and 61% year-to-date. Interest expense paid to the Parent Company and amounted to $16 million in the current quarter and $40 million year-to-date as additional funding was required in order to expand the Company's fiber-optic network.

Income tax expense declined $16 million from a benefit of $5 million in the third quarter of 1999 to a benefit of $21 million in the current quarter. Similarly, year-to-date income tax expense declined $73 million from a provision of $2 million in the prior year to a benefit of $71 million in the current year. The prior year's tax benefits were substantially offset by a valuation allowance required due to the uncertainty of the future utilization of such benefits. The current year benefits will be partially utilized against the Parent Company's current income in the post-Merger environment. Any remaining benefits will be recognized and carried forward to future periods.

As a result of the above, the Company reported a net loss of $53 million in the current quarter and $161 million for the nine-month period, 24% and 29% less than in the respective prior year periods.

SEGMENT INFORMATION

In accordance with Statement of Financial Accounting Standards No. 131, "Disclosures About Segments of an Enterprise and Related Information," the Company began reporting its results by operating segment in 1998. Historically, management segregated the operations of the Company into three operating segments; private line (now referred to as "broadband transport"), switched long distance and data/Internet. The operations of the Company now comprise a single

Form 10-Q Part I                                  Broadwing Communications Inc.

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS


segment and are reported as such to the Chief Executive Officer of the Parent Company, who functions in the role of chief operating decision maker for the Company.

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

Net cash provided by operations of $9 million during the first nine months of this year represented a $131 million reduction versus the prior year period. This difference was primarily attributable to $94 million in cash received in the prior year relating to IRU sales.

Cash used in investing activities of $326 million was $202 million less than the $529 million in the first nine months of 1999 due primarily to higher capital expenditures and acquisitions (despite the purchase of $25 million in optronics equipment from Corvis) in the prior year period. Lower capital expenditures in the current year were primarily a function of timing, as the Company is projecting capital expenditures of $600 million in 2000 and substantial spending thereafter to continue expansion of the fiber-optic network. The Company's remaining joint venture has not required funding since the beginning of the current year versus the $6 million expended in the prior year quarter. The Company's interest in its Storm joint venture was sold in the first quarter of 2000 for $14 million, including approximately $6 million for a recovery of amounts receivable and deposits from partners in the joint venture. Significant further funding of joint ventures is not currently anticipated.

Approximately $261 million of cash was provided by financing activities in the first nine months of 2000, $10 million less than the $271 million provided during the first nine months of 1999. Funding needed to offset the Company's operating loss and the $404 million tender offer on the 9% Notes was provided by the Parent Company. In the prior year, financing came primarily from the issuance of $289 million in debt. Approximately $37 million in cash was used to pay dividends on the Company's 12 1/2% Junior Exchangeable Preferred Stock ("12 1/2% Preferred"), whereas cash was not required to effect these dividend payments in the prior year. In the prior year, payments on the 12 1/2% Preferred were made through additional shares of the 12 1/2% Preferred. Current year dividend payments on the 12 1/2% Preferred were partially offset by $9 million in dividend payments in the prior year on the Company's 6 3/4% and 7 1/4% preferred stock issues that were redeemed by the Parent Company in the Merger. In the prior year, $7 million in cash was provided through the exercise of options on the Company's common stock. The Company no longer issues common stock since all of its outstanding common stock is now held by the Parent Company.

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

The Company seeks to obtain sufficient funding for the following significant cash requirements:

-   Network expansion and other capital expenditures
-   Lease payments
-   Working capital
-   Dividends on preferred stock, and
-   Debt service

The Company is required to make payments under existing debt and capital lease arrangements of approximately $4 million, $5 million and $127 million for the remainder of 2000, 2001 and 2002, respectively, assuming that the Company chooses to settle the $126 million PSINet forward sale obligation in cash in 2002. Given the decline in the value of

Form 10-Q Part I                                  Broadwing Communications Inc.

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

PSINet common stock since the beginning of the year, it is probable that this liability would be settled for significantly less than $126 million if the value of PSINet common stock does not rise to assumed levels prior to settlement.

The Company is also required to pay quarterly dividends on the 12 1/2% Preferred at the rate of $12 million per quarter. Although the Company has the option of paying dividends on the 12 1/2% Preferred with additional shares of this preferred stock through February 15, 2001, its current intention is to continue paying these dividends in cash.

The Company believes that the credit facility established by the Parent Company is sufficient to provide for the Company's financing requirements in excess of amounts generated from its operations.

ITEM 3.  QUALITATIVE AND QUANTITATIVE DISCLOSURES ABOUT MARKET RISK

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

                                       BROADWING COMMUNICATIONS INC.






NOVEMBER 13, 2000                      By:   /S/ KEVIN W. MOONEY
                                       --------------------------
                                       Kevin W. Mooney
                                       Chief Financial Officer