Form 10-K
period 2000-12-31
BROADWING COMMUNICATIONS INC
filed 2001-03-22
CIK 1009532

                                    FORM 10-K

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


(Mark One)
[X]      ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
         SECURITIES EXCHANGE ACT OF 1934

                   FOR THE FISCAL YEAR ENDED DECEMBER 31, 2000

                                       OR

[ ]      TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
         SECURITIES EXCHANGE ACT OF 1934

       FOR THE TRANSITION PERIOD FROM ____________ TO _____________.

                         COMMISSION FILE NUMBER 0-20803
                          BROADWING COMMUNICATIONS INC.
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)


           Delaware                                     74-2644120
(State or other jurisdiction of             (I.R.S. Employer Identification No.)
 incorporation or organization)

          1122 Capital of Texas Highway South, Austin, Texas 78746-6426

      (Registrant's telephone number, including area code): (512) 328-1112

           SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT:

                                                          NAME OF EACH EXCHANGE
TITLE OF EACH CLASS                                       ON WHICH REGISTERED
-------------------------------------------------------------------------------
12 1/2% Series B Junior Exchangeable Preferred Stock Due 2009 (par value $0.01 per share) New York Stock Exchange

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

    The aggregate market value of the Preferred Stock of the Registrant held by non-affiliates of the Registrant on February 28, 2001 based on the closing price of the Preferred Stock on the New York Stock Exchange on such date, was $403,114,200.

    The number of shares of Preferred Stock outstanding was 395,210 on February 28, 2001.

                       DOCUMENTS INCORPORATED BY REFERENCE
    Portions of the Registrant's Information Statement to be filed with the Securities and Exchange Commission within 120 days of December 31, 2000.

                          BROADWING COMMUNICATIONS INC.

                                    FORM 10-K
                   FOR THE FISCAL YEAR ENDED DECEMBER 31, 2000

                                TABLE OF CONTENTS




                                                  PART I
                                                                                                                  PAGE

Item 1.  Business................................................................................................  4
Item 2.  Properties..............................................................................................  8
Item 3.  Legal Proceedings.......................................................................................  8
Item 4.  Submission of Matters to a Vote of Security Holders.....................................................  9

                                                  PART II

Item 5.  Market for Registrant's Common Equity and Related Stockholder Matters...................................  9
Item 6.  Selected Financial Data.................................................................................  10
Item 7.  Management's Discussion and Analysis of Financial Condition and Results of Operations...................  11
Item 7A. Quantitative and Qualitative Disclosures About Market Risk..............................................  23
Item 8.  Financial Statements and Supplementary Schedules........................................................  24
Item 9.  Changes in and Disagreements with Accountants on Accounting and Financial Disclosure....................  53


                                                 PART III

Item 10. Directors and Executive Officers of the Registrant......................................................  54
Item 11. Executive Compensation..................................................................................  56
Item 12. Security Ownership of Certain Beneficial Owners and Management..........................................  56
Item 13. Certain Relationships and Related Transactions..........................................................  56

                                                  PART IV

Item 14. Exhibits, Financial Statement Schedules, and Reports on Form 8-K........................................  57

Signatures.......................................................................................................  62


This report contains trademarks, service marks and registered trademarks and registered marks of the Company and its subsidiaries, as indicated.

PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995 SAFE HARBOR CAUTIONARY
STATEMENT

         This form 10-K contains "forward-looking" statements, as defined in the Private Securities Litigation Reform Act of 1995 that are based on the Company's current expectations, estimates and projections. Statements that are not historical facts, including statements about the beliefs and expectations of the Company and its subsidiaries, are forward-looking statements. These statements involve potential risks and uncertainties; therefore, actual results may differ materially. You are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date on which they were made. The Company does not undertake any obligation to update any forward-looking statements, whether as a result of new information, future events or otherwise.

         Important factors that may affect the Company's expectations include, but are not limited to: changes in the overall economy; changes in competition in markets in which the Company and its subsidiaries operate; advances in communications technology; the ability of the Company to generate sufficient cash flow to fund its business plan and expand its optical network; changes in the communications regulatory environment; changes in the demand for the services and products of the Company and its subsidiaries; the ability of the Company and its subsidiaries to introduce new service and product offerings in a timely and cost effective basis, the ability of the Company to attract and retain qualified employees and the performance of equity securities of other companies held within the Company's investment portfolio.

ITEM 1. BUSINESS

OVERVIEW

    Broadwing Communications Inc. and its subsidiaries (collectively referred to as "the Company") is an Austin, Texas based provider of communications services. The Company utilizes its advanced optical network consisting of more than 18,000 route miles to provide broadband transport, Internet services and switched long distance. Broadwing Communications also offers data collocation, information technology consulting, network construction and other services. In addition, the Company provides network capacity and fibers in the form of indefeasible right of use ("IRU") agreements.

    The Company is a wholly owned subsidiary of Broadwing Inc. ("Broadwing" or "the Parent Company"). On November 9, 1999 the Company was merged with a wholly owned subsidiary of Broadwing ("the Merger"). The Merger was accounted for as a purchase business combination and, accordingly, the purchase accounting adjustments, including goodwill, have been pushed down and are reflected in these financial statements subsequent to November 9, 1999. The financial statements for periods ended prior to November 9, 1999 were prepared using the Company's historical basis of accounting and are designated as "Predecessor." The comparability of operating results for the Predecessor periods, the period from November 10 to December 31, 1999 and fiscal year 2000 are affected by the purchase accounting adjustments.

    In 2000, Broadwing Communications' results include the results of Broadwing IT Consulting Inc. ("IT Consulting") as the Parent Company contributed the capital stock of the information technology consulting business to the Company during the year. In addition, the 2000 results include the revenues and expenses related to servicing Cincinnati Bell Long Distance Inc. ("CBLD") customers outside of the Cincinnati, Ohio area. This change was further described in each of the Company's Reports on Forms 10-Q during 2000. The contribution of the IT Consulting stock resulted in approximately $11 million in assets and $12 million in liabilities (at historical cost) being contributed to the Company in January 2000, representing net liabilities of approximately $1 million. During 2000, the Company recognized $66 million in revenues and expenses related to IT Consulting. The Company also recognized approximately $59 million in revenues and $51 million in expenses related to the CBLD agreement.

    Broadband transport services, which accounted for 39% of the Company's 2000 revenues, represent the long-haul transmission of voice, data and Internet traffic over dedicated circuits. In addition, the broadband transport category includes revenues from IRU agreements which typically cover a fixed period of time and represent the prepaid lease of capacity or network fibers. The Company maintains sufficient network capacity and believes that the sale of IRU agreements will have no negative impact on its ability to carry traffic for its retail customers. IRU agreements are offered as a standard practice within the industry among Broadwing Communications' competitors.

    Switched services, which accounted for 41% of the Company's total 2000 revenues, represent billed minutes of use, primarily for the transmission of voice long distance services. These revenues have been decreasing as a percentage of total Company revenues as Broadwing Communications has focused its efforts on margin improvement and optimization of this revenue source. Switched services also include revenues associated with certain customers of the former CBLD in 2000.

    Data and Internet services represent the sale of high-speed data transport services such as frame relay, Internet access and web hosting. These revenues constituted nearly 7% of the Company's 2000 revenues. However, the Company envisions a growing market for these types of services and expects that the data and Internet category will provide a greater share of the Company's revenues in the future. Data and Internet revenues represented 4% of the Company's consolidated revenues in 1999.

    Other services, which accounted for 13% of the Company's 2000 revenues, consist of information technology consulting services and network construction projects. For the year 2000, information technology consulting revenues, including equipment sales, were $66 million. The Company typically gains access to rights of way or to additional routes through its network construction activities. In 2000, these services, in addition to revenue related to equipment trials, provided $67 million in revenue, compared to no such revenue in the prior year. However, in 1999, the Company recorded $28 million in nonrecurring revenues from the sale of dark fiber.

    The centerpiece of Broadwing Communications' assets is its next-generation network. This network is fully operational and includes a second generation Internet backbone and that is the first commercially deployed, optically switched network.

    Since Broadwing Communications' revenues are conditioned primarily on carrying data and voice traffic and the ratable recognition of contract revenues, its operations follow no particular seasonal pattern. However, the Company does receive a significant portion of its revenues from a relatively small group of interexchange carriers that are capable of constructing their own network facilities.

    Prices and rates for the Company's service offerings are primarily established through contractual agreements. Accordingly, the Company is influenced by competitive conditions such as the number of competitors, availability of comparable service offerings and the amount of fiber network capacity available from these competitors.

    The Company faces significant competition from other fiber-based communications companies such as AT&T, WorldCom, Sprint, Level 3 Communications, Qwest Communications International, Global Crossing, Williams Communications and several emerging competitors. These companies have similarly equipped fiber networks, are well financed, and have enjoyed certain competitive advantages over Broadwing Communications in the past.

    EMPLOYEES

    At December 31, 2000, the Company employed 2,900 people, of whom 1,000 provided operational and technical services, 400 provided engineering services, and the balance engaged in sales, administration and marketing. These employees are not represented by labor unions, and the Company considers employees relations to be good.

RISK FACTORS

    INCREASED COMPETITION COULD AFFECT PROFITABILITY AND CASH FLOW

    The Company faces competition from well-managed and well-financed companies such as AT&T, WorldCom, Sprint, Level 3 Communications, Qwest Communications International, Global Crossing, Williams Communications and several emerging competitors. These companies have similarly equipped fiber networks and have enjoyed certain competitive advantages over the Company in the past. The Company's failure to succeed against these competitors would affect its ability to continue construction of its network, which would have a material adverse effect on its business, financial condition and results of operations.

    The current and planned optical network capacity of the aforementioned competitors could result in decreasing prices even as the demand for high-bandwidth services increases. Most of these competitors have announced plans to expand, or are currently in the process of expanding, their networks. Increased network capacity and traffic optimization could place downward pressure on prices, thereby making it difficult for the Company to maintain profit margins.

    INSUFFICIENCY OF CASH FLOW FOR PLANNED INVESTING AND FINANCING ACTIVITIES WILL RESULT IN A SUBSTANTIAL INCREASE IN INDEBTEDNESS

    Broadwing Communications is committed to the expansion and maintenance of its nationwide optical network. These initiatives will require a considerable amount of funding in the future, aggregating to approximately $1.3 billion over the next three years. Since the Company does not expect to generate sufficient cash flow to provide for these investing activities, it is dependent on the Parent Company for funding. In order to provide for these cash requirements, the Parent Company has obtained a $2.1 billion credit facility from a group of both banking and non-banking institutions. As of December 31, 2000, the Parent Company had approximately $460 million in additional borrowing capacity from this credit facility.

    The ability to borrow from this credit facility is predicated on the Parent Company's ability to satisfy certain debt covenants that have been negotiated with its lenders. Failure to satisfy these debt covenants could severely constrain the Parent Company's ability to borrow from the credit facility without receiving a waiver from its lenders. If the Company were unable to continue the construction of its optical network, current and potential customers could be lost to competitors, which would have a material adverse effect on its business, financial condition and results of operations. To date, the Parent Company has maintained compliance with regard to all of its financial covenants.

    NETWORK EXPANSION IS DEPENDENT ON ACQUIRING AND MAINTAINING
    RIGHTS-OF-WAY AND PERMITS

    The expansion of the Company's network also depends on acquiring rights-of-way and required permits from railroads, utilities and governmental authorities on satisfactory terms and conditions and on financing such expansion. In addition, after the network is completed and required rights and permits are obtained, Broadwing Communications cannot guarantee that it will be able to maintain all of the existing rights and permits. Although the Company expects to maintain and renew its existing agreements, the loss of a substantial number of rights and permits would have a material adverse effect on its business, financial condition and results of operations. Furthermore, the Company may incur significant future expenditures in order to remove its facilities upon expiration of related rights-of-way agreements.

    A SIGNIFICANT AMOUNT OF CAPITAL EXPENDITURES WILL BE REQUIRED TO FUND NETWORK EXPANSION

    The Company is committed to the expansion of its nationwide optical network and the nationwide deployment of high-speed data transport services. This expansion will require a significant amount of capital expenditures to complete and maintain.

    The Company believes that it is imperative to invest heavily in its network in order to offer leading-edge products and services to its customers. Failure to construct and maintain such a network would leave the Company vulnerable to customer loss to other fiber-optic network providers, and would cause slower than anticipated growth. This would have a material adverse effect on the Company's business, financial condition and results of operations.

    REGULATORY INITIATIVES MAY IMPACT THE COMPANY'S PROFITABILITY

    The Company, along with another of the Parent Company's subsidiaries, is subject to regulatory oversight of varying degrees at the state and federal levels. Regulatory initiatives that would put either subsidiary at a competitive disadvantage or mandate lower rates for its services could result in lower profitability and cash flow for the Parent Company. This could potentially compromise the expansion of the Company's national optical network, which would have a material adverse effect on its business, financial condition and results of operations.

    THE COMPANY MAINTAINS INVESTMENTS IN THE EQUITY SECURITIES OF OTHER
    COMPANIES

    In the normal course of its operations, the Company has accumulated a portfolio of public and non-public equity securities, some of which are subject to certain restrictions (further discussion of these investments can be found in Note 4 of the Notes to Financial Statements).

    The value of this portfolio is subject to considerable fluctuations in market value that, under certain circumstances, could require the Company to recognize a loss that would affect its reported operating results and the carrying amount of the associated securities in the Company's balance sheet.

    ATTRACTING AND RETAINING HIGHLY QUALIFIED EMPLOYEES IS NECESSARY TO MAINTAIN A COMPETITIVE ADVANTAGE

    The Company seeks to achieve competitive advantage by hiring, and retaining, highly skilled senior management, sales and engineering personnel. The Company deems this to be of particular importance in an industry that depends on innovation and execution in order to attract and retain the customer. If the Company failed to attract or retain these skilled personnel, its financial condition and results of operations could be materially impacted.

    THE COMPANY'S SUCCESS DEPENDS ON THE INTRODUCTION OF NEW PRODUCTS AND
    SERVICES

    The Company's success depends on anticipating the needs of current and future enterprise customers, many of which are currently evolving. The Company seeks to meet these needs through new product introductions, service quality and technological superiority. If the Company failed to anticipate the needs of these customers and did not introduce the new products and services necessary to attract or retain these customers, it could have a material adverse impact on its business, financial condition and results of operations.

    CAPITAL ADDITIONS

    The Company's capital expenditures are primarily for its nationwide optical network and construction of additional data centers to meet the demand for web hosting and data collocation services. As a result of these expenditures, the Company expects to be able to introduce new products and services, respond to competitive challenges and increase its operating efficiency and productivity. Capital expenditures totaled $592 million and $644 million in 2000 and 1999, respectively.

ITEM 2. PROPERTIES

    The principal properties of Broadwing Communications consist of its nationwide optical network. The Company and its subsidiaries own or maintain communications facilities in 37 states. Principal office locations are in Austin, TX; Cincinnati, OH, Baton Rouge, LA; Minneapolis, MN and Indianapolis, IN. Data Centers are located in Austin, TX; Cincinnati, OH; Chicago, IL; Newark, DE; Boston, MA; New York, NY; Atlanta, GA; Dallas, TX; Santa Clara, CA; Salt Lake City, UT; and Los Angeles, CA.

    The Company's principal offices are located in Austin, Texas and consist of three separate leased offices. The leases for these facilities expire at different times varying from July 2002 to July 2005. The Company also subleases former office space in two other locations in Austin. The sublease payments satisfy the monthly rental obligations under the original leases.

    The Company leases sites for its switches in various metropolitan locations under lease agreements that expire between 2001 and 2005. Five of the Company's 13 voice switches are leased under capital leases from DSC Finance Corporation over a five-year term. In order to build the network, the Company has entered several hundred site, conduit, right-of-way and storage leases. These sites are located across the United States, with lease terms ranging from 5 to 25 years.

    The gross investment in property, plant and equipment, in millions of dollars, at December 31, 2000 and 1999 is comprised of the following:


                                                                2000                   1999
                                                     --------------------    --------------------
Land and rights of way                                        $  152.0                $  150.3
Buildings and leasehold improvements                             226.3                   253.8
Transmission system                                            1,503.7                 1,081.5
Furniture, fixtures, vehicles and other                           26.2                    20.9
Fiber usage rights                                                40.5                    40.6
Construction in process                                          449.6                   207.1
                                                              --------                --------
       Total                                                  $2,398.3                $1,754.2
                                                              ========                ========

ITEM 3. LEGAL PROCEEDINGS

    The information required by this item is included in Note 13 of the Notes to Financial Statements that are contained in Item 8 of this Report on Form 10-K, "Financial Statements and Supplementary Data".

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

    No matters were submitted to a vote of the Company's security holders during the quarter ended December 31, 2000.

                                     PART II

ITEM 5. MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
        MATTERS

MARKET INFORMATION

    At December 31, 2000, all of the Company's common stock was held by Broadwing Inc. As such, there is no established public trading market for this common stock.

DIVIDEND POLICY

    The Company does not pay dividends on its common stock. Dividends on the Company's 12 1/2% Junior Exchangeable Preferred Stock (the "Preferred Stock") are payable quarterly at the annual rate of 12 1/2% of the aggregate liquidation preference (which amounted to $401.4 million at December 31, 2000 including accrued dividends of $6.2 million). Previously, the Company had elected to pay dividends in additional shares of the Preferred Stock. Effective February 15, 2000, the Company elected to switch to a cash payment option for the Preferred Stock rather than issue additional shares of the Preferred Stock.

ITEM 6. SELECTED FINANCIAL DATA

    The following table sets forth Broadwing Communications' selected historical financial data. The historical financial data has been derived from the audited Consolidated Financial Statements. The selected historical financial data set forth below is qualified in its entirety by, and should be read in conjunction with, Item 1, "Business"; Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations"; and the Company's Consolidated Financial Statements, related notes thereto and other financial information included herein.

                                                              PREDECESSOR                                COMPANY
                                             -----------------------------------------------    --------------------------
                                                          YEAR ENDED DECEMBER 31,                  YEAR ENDED DECEMBER 31,
--------------------------------------------------------------------------------------------------------------------------
                                                                               PERIOD FROM         PERIOD FROM
                                                                              JAN 1 TO NOV 9    NOV 10 TO DEC 31
                                                 1996        1997       1998      1999                1999        2000
--------------------------------------------------------------------------------------------------------------------------

                                                  (DOLLARS IN MILLIONS)
Statement of Operations Data (1):
    Net operating revenue...................  $  282.0    $  521.6   $  668.6  $  568.2             $  99.0     $   999.7
    Operating loss..........................     (19.9)      (49.5)     (30.8)   (214.1)              (46.5)       (224.6)
    Loss before extraordinary item..........     (44.2)      (99.2)     (95.5)   (281.0)              (38.9)       (463.3)
    Extraordinary loss (2)..................        --          --      (67.0)      --                 (6.6)          --
    Net loss................................     (44.2)      (99.2)    (162.5)   (281.0)              (45.5)    $  (463.3)

Other Financial Data (3):
    EBITDA..................................  $   16.0    $   23.2   $   90.8  $   (8.8)            $   0.2     $    81.3


                                                        PREDECESSOR                                          COMPANY
                                                 ---------------------------                        ----------------------
                                                 1996         1997      1998                          1999        2000
--------------------------------------------------------------------------------------------------------------------------
Balance Sheet Data (1):
    Cash and cash equivalents................ $  64.1     $   155.9  $   264.8                      $    56.2   $    30.4
    Total assets.............................   485.3         968.9    1,748.2                        5,147.2     4,994.2
    Total debt and capital lease obligations.   305.6         320.7      693.0                        1,046.2     1,057.1
    Redeemable preferred stock...............    --           403.4      447.9                          418.2       421.0
    Shareowners' equity (deficit)............    75.3         (18.7)     (72.5)                       2,463.6     2,394.0

(1) On November 9, 1999 (the "Merger Date"), the Company completed a merger with a wholly owned subsidiary of Broadwing. This Merger was accounted for as a purchase business combination and, accordingly, purchase accounting adjustments, including goodwill, have been pushed down and are reflected in the Company's financial statements subsequent to the Merger Date. The financial statements for periods before the Merger Date were prepared using the Company's historical basis of accounting and are designated as "Predecessor." The financial statements for periods after the Merger are designated as "Company." The comparability of operating results for the Predecessor and Company periods are affected by the purchase accounting adjustments. The 2000 results presented include the results of Broadwing IT Consulting as the Parent Company contributed the capital stock of the information technology consulting business to the Company during the year. The 2000 results also reflect an agreement with Cincinnati Bell Long Distance ("CBLD") to service its customers outside of the Cincinnati, Ohio area. All revenues and expenses associated with the former CBLD's customers outside the Cincinnati area were assigned to Broadwing Communications. This change was further described in the Company's Reports on the Forms 10-Q during 2000.

(2) Extraordinary losses of $67.0 million in 1998 and $6.6 million in 1999 relate to the early extinguishment of debt and were recorded net of tax.

(3) EBITDA represents operating income before depreciation, amortization, merger and other infrequent costs, and restructuring expenses. EBITDA does not represent cash flow for the periods presented and should not be considered as an alternative to net income (loss) as an indicator of the Company's operating performance or as an alternative to cash flows as a source of liquidity, and may not be comparable with EBITDA as defined by other companies.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

    This report and the related consolidated financial statements and accompanying notes contain certain forward-looking statements that involve potential risks and uncertainties. Broadwing Communications Inc.'s ("the Company") future results could differ materially from those discussed herein. Factors that could cause or contribute to such differences include, but are not limited to, those discussed herein. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date hereof. The Company undertakes no obligation to review or update these forward-looking statements or to reflect events or circumstances after the date hereof or to reflect the occurrence of unanticipated events.

    As previously discussed, a wholly owned subsidiary of Broadwing merged with the Company as of November 9, 1999 and the Company became a wholly owned subsidiary of Broadwing. For purposes of the following discussion of the results of operations, the financial information for the Predecessor period has been combined with the financial information for the period from November 10, 1999 to December 31, 1999. The comparability of operating results for the Predecessor and Company periods are affected by purchase accounting adjustments.

    The 2000 results presented include the results of Broadwing IT Consulting, as the Parent Company contributed the capital stock of the information technology consulting business to the Company during the year. The 2000 results also reflect an agreement with Cincinnati Bell Long Distance ("CBLD") to service its customers outside of the Cincinnati, Ohio area. All revenues and expenses associated with the former CBLD's customers outside the Cincinnati area were assigned to Broadwing Communications. This change was further described in the Company's Reports on each of the forms 10-Q during 2000.

CONSOLIDATED OVERVIEW

    Broadwing Communications utilizes its advanced optical network consisting of more than 18,000 route miles to provide broadband transport, Internet services and switched long distance. The Company also offers data collocation, information technology consulting, network construction and other services. In addition, the Company provides network capacity and fibers in the form of indefeasible right of use ("IRU") agreements.

    Broadband transport services are comprised of leased dedicated circuits that customers use to transmit data and voice traffic. These services are sold on a circuit lease and indefeasible right-to-use basis. Switched services represent the transmission of long-distance switched traffic to retail business customers and resellers. Data and Internet services include providing ATM/frame relay, data collocation and web hosting. Other services are comprised of information technology consulting, network construction services, revenues earned for trials of vendor-supplied equipment and, in 1999, revenues from a prior sale of dark fiber.

MERGER WITH BROADWING INC. AND RESTRUCTURING

    On November 9, 1999, the Company merged with a wholly owned subsidiary of Broadwing and became a wholly owned subsidiary of Broadwing. The Merger was accounted for as a purchase business combination and, accordingly, purchase accounting adjustments, including goodwill, were pushed down and reflected in the Company's financial statements after November 9, 1999. The financial statements for periods before November 9, 1999 were prepared using the Company's historical basis of accounting and are designated as "Predecessor." The comparability of operating results before and after the Merger are affected by the purchase accounting adjustments.

    Broadwing's cost to acquire the Company was allocated to the assets acquired and liabilities assumed according to their estimated fair values at the Merger Date. During 2000, the Company adjusted the fair values of certain assets acquired and liabilities assumed based on the receipt of additional information which was outstanding at the date of the acquisition. These adjustments did not have a material impact on the purchase price allocation. Property, plant and equipment was recorded at fair market value based on appraisal results, and useful lives were assigned to the assets. Other intangibles such as customer lists and fiber exchange agreements were valued at fair market value and are being amortized using the straight-line method over five to twenty years. The excess of cost over the fair value assigned to the net assets acquired was recorded as goodwill and is being amortized using the straight-line method over 30 years.

    Included in the allocation of the cost to acquire the Company are restructuring costs associated with initiatives to integrate operations of the Company with its Parent Company. The restructuring costs accrued in 1999 included the costs of involuntary employee separation benefits related to 263 employees of the Company. As of December 31, 2000, all of the employee separations had been completed. The restructuring plans also included costs associated with the closure of a variety of technical and customer support facilities, the decommissioning of certain switching equipment, and the termination of contracts with vendors. The Company expects that most of these restructuring actions will be complete by June 30, 2001, and will result in cash outlays of $3.4 million in 2001.

ACQUISITION TRANSACTIONS

    Prior to the Merger, the Company made several acquisitions that resulted in goodwill and other intangibles being recorded in the Company's financial statements. Effective with this Merger, all previously acquired goodwill and other intangibles were eliminated as part of purchase accounting. Further discussion of the acquisition of the Company by Broadwing follows in Note 2 of the Notes to Financial Statements that are contained in Item 8 of this report.

    During the period from March to June 1998, the Company acquired four Internet businesses to expand its data and Internet product offerings: (1) Data Place, a supplier of complete network systems integration solutions to businesses: (2) NTR Corporation, a company that offers custom back office support to wholesale customers and Internet dial-up services to retail customers: (3) NEI, an Internet consulting company: and (4) SMARTNAP, a company that provides aggregated Internet access, collocation of web servers, routers and end-site managed connectivity. None of these acquisitions were considered material to the Company's revenue or net income.

    On June 3, 1998, the Company acquired Eclipse through a merger of a Company subsidiary with Eclipse by exchanging approximately 4.1 million shares of its former common stock for all of the outstanding common stock of Eclipse. Each share of Eclipse common stock was exchanged for .2998 shares of the Company's former common stock. The merger constituted a tax-free reorganization and was accounted for as a pooling of interests. Accordingly, all prior period consolidated financial statements have been restated to include the combined results of operations, financial position and cash flows of Eclipse as though it had always been a part of the Company. This acquisition is described more fully in Note 3 of the Notes to Financial Statements that are included in Item 8 of this report.

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

INVESTMENTS

PSINET TRANSACTION

    The Company's investment in PSINet consisted of 20.5 million common shares which had a market value of approximately $15 million and $632 million at December 31, 2000 and 1999, respectively. After considering all of the facts and circumstances surrounding the decrease in market value of this marketable security at December 31, 2000, the Company made the determination that the impairment was "other than temporary". Accordingly, the Company recognized net pretax losses of $342 million on the PSINet investment and related forward sale, representing the difference between the market value and the Company's recorded basis in these investments at December 31, 2000. The Company sold all of its shares in PSINet in the first quarter of 2001, and no longer maintains any ownership or investment position in PSINet.

APPLIED THEORY

    The Company has a 22.5% investment in Applied Theory, which is accounted for using the equity method. The book value and market value of this investment at December 31, 2000 was approximately $12 million. The Company made the determination during the fourth quarter of 2000 that the impairment in the value of this investment was "other than temporary". Accordingly, the Company has written this investment down to its market value, resulting in a $53 million pretax charge to earnings in the fourth quarter of 2000.

STORM TELECOMMUNICATIONS, LTD.

    In 1997, the Company formed Storm Telecommunications, Ltd. ("Storm") as a joint venture with Telenor Carrier Services AS ("Telenor"), the Norwegian national telephone company, to provide communication services to carriers and resellers in Europe. The joint venture was owned 40% by the Company, 40% by Telenor and 20% by Clarion Resources Communications Corporation, a U.S.-based communications company in which Telenor owns a controlling interest. This investment was accounted for using the equity method. During the third quarter of 1999, the Company determined that it wanted to exit this joint venture to concentrate on its domestic business. In February 2000, the Company sold its investment in Storm, plus amounts it was due relating to the joint venture, for $14.4 million. The Company's investment in Storm had been written down to zero prior to the Merger because the Company did not expect to realize any amounts pertaining to this investment. The subsequent recovery of this investment resulted in an $8.2 million adjustment to the purchase price allocation during the first quarter of 2000.

DCI TELECOMMUNICATIONS, INC.

    In November 1998, the Company entered into an agreement to acquire 4.25 million shares of common stock of DCI Telecommunications, Inc. ("DCI") as consideration for payment of amounts due from one of the Company's customers that was also a vendor of DCI. The agreement provided that DCI was to issue additional shares of common stock to the Company if the market value of the shares the Company owned did not reach $17.7 million by June 1, 1999. As of June 1, 1999, and subsequent thereto, the market value of the shares the Company owned was significantly less than the $17.7 million guaranteed in the November 1998 agreement. The Company has continued to pursue the remedies to which it is entitled under the November 1998 agreement, but has written this investment down to zero as the decline in the financial condition of DCI was considered other than temporary.

MARCA-TEL

    The Company has an indirect investment equal to 28.8% of Grupo Marca-Tel S.A. de C.V. ("Marca-Tel") resulting from its ownership of 65.4% of Progress International, LLC ("Progress") which, in turn, owns 44.0% of Marca-Tel. The remaining 56.0% of Marca-Tel is owned by a Mexican individual, Marca Beep, S.A. de C.V. and Siemens. The other owner of Progress is Westel International, Inc. This investment was previously written down to zero and is being carried on the Company's books at that amount at December 31, 2000.

FIBER SALES AND IRUS

The Company has entered into various agreements to sell fiber and capacity usage rights. Sales of these rights are recorded as unearned revenue and are included in other current and other non-current liabilities in the accompanying consolidated balance sheets when the fiber or capacity is accepted by the customer. Revenue is recognized over the terms of the related agreements. The Company received approximately $22.9 million and $262.5 million in cash in 2000 and 1999, respectively, from these sales and recognized $42.1 million and $12.2 million, respectively, as revenue.


RESULTS OF OPERATIONS
                                                                            % CHANGE                          % CHANGE
                                                           COMBINED          2000 VS.                       COMBINED 1999
(IN MILLIONS)                                   2000         1999         COMBINED 1999         1998          VS. 1998
-----------------------------------------------------------------------------------------------------------------------------
Revenues
       Broadband transport                     $ 393.2       $ 301.1            31%           $ 225.4           34%
       Switched services                         408.6         307.0            33%             414.4          (26)%
       Data and Internet                          64.8          23.5           176%               9.0          161%
       Other                                     133.1          35.6           274%              19.8           80%
                                               -------       -------                          -------
                   Total                         999.7         667.2            50%             668.6            -
Costs and expenses:
Costs of providing services
   and products sold                             596.9         427.1            40%             433.3           (1)%
Selling, general and
   administrative expense                        321.5         248.7            29%             144.5           72%
                                               -------       -------                          -------
                   Total                       $ 918.4       $ 675.8            36%           $ 577.8           17%

EBITDA                                         $  81.3       $  (8.6)           n/m           $  90.8          n/m
EBITDA margin                                      8.1%         (1.3)%         +9 pts            13.6%        -15 pts

Depreciation and amortization                    305.9         194.3            57%             113.6           71%
Restructuring                                      -            19.8          (100)%              -            n/m
Other charges                                      -            37.9          (100)%              8.0          n/m
                                               -------       -------                          -------
Operating loss                                  (224.6)       (260.6)           14%             (30.8)         n/m
Interest expense                                  69.8          43.8            59%              31.6           39%
Equity loss in unconsolidated
   entities                                       15.5          10.8            43%              33.0          (67)%
Loss on investment                               394.5          23.8            n/m                -           n/m
Other (expense) income, net                        0.2          (6.3)          (103)%           (14.5)         (57)%
                                               -------       -------                          -------
Loss before income taxes,
   minority interest and
   extraordinary loss                           (704.6)       (332.7)          (112)%           (80.9)         n/m
Income tax (benefit) provision                  (241.3)        (13.3)            n/m             13.9          196%
Minority Interest                                  -            (0.5)           100%             (0.7)          29%
                                               -------       -------                          -------
Loss before extraordinary item                  (463.3)       (319.9)            45%            (95.5)        (234)%
Extraordinary loss                                 -            (6.6)           100%            (67.0)          90%
                                               -------       -------                          -------
Net loss                                        (463.3)       (326.5)          (42)%           (162.5)        (101)%
                                               =======       =======                          =======

2000 COMPARED TO 1999

REVENUES

    Revenues increased 50% to reach $1 billion in 2000, with all revenue categories contributing to the $333 million in growth. The broadband transport category contributed an additional $92 million in revenues, increasing 31% to $393 million. The Company continued to experience increased demand for higher-bandwidth services from its enterprise customers and benefited from higher IRU revenues in the current year.

    Switched services revenue increased by $102 million or 33% in the current year, with $80 million and $22 million, respectively, in additional revenues being generated by the retail and wholesale components of this business. Approximately $59 million of the increase in retail switched services is the result of an agreement between Broadwing Communications and Cincinnati Bell Long Distance ("CBLD"), a subsidiary of the Parent Company. On January 1, 2000, the Company began recording revenues and expenses associated with an agreement whereby the Company began servicing CBLD's customers outside of the Cincinnati, Ohio area (during 1999 these revenues and expenses were included in the Parent Company's operating results). Switched wholesale revenues increased 14%, as higher volumes resulting from the service agreement with CBLD customers were further supplemented by an increase in international minutes carried. In switched retail, 3% higher minutes of use were offset by a 3% lower rate per minute. The retail and wholesale components both benefited from improved credit management procedures, resulting in lower uncollectible revenues.

    Data and Internet revenues more than doubled in the current year, increasing 176% or $41 million in comparison to the prior year. These revenues continue to grow on the strength of demand for Internet-based, ATM/frame relay, data collocation and web hosting services. The Company is fulfilling demand for these services through the construction of new data centers, bringing the number of fully operational data centers maintained by the Company to eleven nationwide.

    Other revenues almost quadrupled in the current year, increasing from $36 million in 1999 to more than $133 million in 2000. The majority of this $97 million increase is attributable to Broadwing IT Consulting, which contributed $66 million in revenues. An additional $67 million resulted from network construction projects undertaken on behalf of Touch America, Inc. and El Paso Energy Communications Company and revenue from a trial of vendor equipment. This was partially offset by revenues from a nonrecurring sale of dark fiber in 1999.

    COSTS AND EXPENSES

    Costs of providing services and products sold consist primarily of access charges paid to local exchange carriers, transmission lease payments to other carriers, costs incurred for network construction projects, and personnel and hardware costs for information technology consulting. In 2000, costs of providing services and products sold amounted to $597 million, a 40% increase over the prior year. These increases were driven primarily by revenue growth, but were held to a minimum due to a decreased reliance on transmission and access charges from other carriers as the Company continued to expand its own nationwide optical network. Future costs of providing services and products sold is expected to continue to grow as a function of revenue, but decline somewhat as a percentage of revenue as more of the traffic is carried on the Company's network.

    Gross profit margin continues to improve, increasing four margin points to more than 40%. The Company's gross profit margin would have experienced a larger increase were it not for growth in lower-margin services such as network construction, which the Company considers an important revenue source because it typically gains access to rights of way or additional fiber routes through these activities.

    Selling, general and administrative ("SG&A") expenses were 29% higher in the current year, increasing $73 million, to $322 million. This was primarily due to the addition of more than 600 employees as a result of the expansion of the Company's sales force in support of new products and of the retail and information technology consulting businesses. Broadwing Communications also incurred significant advertising expenditures in early 2000 in order to introduce the new "Broadwing" brand. Of the $22 million increase in advertising expense in the current year, $17 million was attributable to the initial nationwide advertising campaign that ran in the first quarter of the year. The Company incurred additional advertising expenditures in support of new and existing products and services. In addition, the contribution of Broadwing IT Consulting by the Parent Company and the service agreement with CBLD resulted in higher personnel costs in 2000. In the aggregate, SG&A expenses as a percentage of revenue decreased by five percentage points to approximately 32%.

    Despite the higher SG&A expenses noted above, the Company produced a significant improvement in EBITDA. EBITDA increased by nearly $90 million from an EBITDA loss of $9 million in 1999 to $81 million in positive EBITDA in 2000. EBITDA margin grew to slightly more than 8% in 2000; an improvement of nine margin points versus the -1% EBITDA margin reported in 1999.

    Depreciation and amortization expenses of $306 million represented a $112 million increase over the prior year, $72 million of which was attributable to amortization of goodwill recorded on the Company's books following the Merger. The remainder of the increase, or $40 million, was attributable to the depreciation of network and other assets. The Company expects depreciation expense to continue to increase in the near term due to the continued expansion of the optical network.

    Restructuring expense decreased $20 million from the prior year. In the second quarter of 1999, the Company initially recorded a charge of approximately $13 million to exit certain operations in the switched wholesale business. The restructuring charge consisted of severance and various other costs associated with workforce reduction, network decommissioning and various terminations. The workforce reduction of 94 people included employees contributing to the sales function and employees contributing to the network operations. These restructuring activities are expected to be substantially completed by June 30, 2001.

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

    In the third quarter of 1999, the Company recorded a charge of approximately $8 million relating to the restructuring of the organization and the exiting of certain foreign operations. The plan was developed by the previous Chief Executive Officer after reviewing the Company's operations. The workforce reduction of 15 employees included management, administrative and foreign sales personnel. The employees were notified of this program during July and August of 1999. These restructuring activities are expected to be substantially completed by September 30, 2002.

    Other charges decreased from $38 million in 1999 to $0 in 2000. These charges resulted from costs related to the Merger, which did recur in 2000.

    The Company's operating loss decreased from $261 million in the prior year to $225 million in 2000 due to a reduction in operating expenses as a percentage of revenues. Gross profit, EBITDA and operating margins were all improved in the current year as a result.

    In order to continue expansion of the optical network, the Company increased borrowings from the Parent Company and depleted the cash it had on hand throughout most of 1999. As a result of this and higher average interest rates on borrowings, interest expense increased $26 million to $70 million in 2000, a 59% increase over 1999 (see further discussion of interest expense and indebtedness later in "Management's Discussion and Analysis of Financial Condition and Results of Operations" and in the Notes to Financial Statements).

    The Company recorded equity losses in unconsolidated entities in both 2000 and 1999. These losses amounted to $16 million in 2000, or $5 million more than the $11 million recorded in the prior year. This reduction is the result of $5 million in additional equity losses on the Applied Theory investment recorded in the current year.

    The Company incurred a $395 million pretax loss on investments in 2000 compared to $24 million in 1999. This was the result of recognized losses on the PSINet and Applied Theory investments during the fourth quarter of 2000. The 1999 losses were due to the writedown of the Unidial and DCI investments of $11 million and $13 million, respectively.

    Other income/expense was an expense of less than $1 million in the current year versus income of $6 million in 1999. The decrease is due to interest income in 1999 which did not recur in 2000, as cash was used to fund capital expenditures.

    The income tax benefit of $241 million represented a $228 million increase in comparison to the $13 million tax benefit recorded in the prior year. This was primarily the result of the pretax losses from continuing operations, which includes the recognized losses on minority-owned investments previously discussed, somewhat offset by the effect of certain non-deductible expenses such as goodwill amortization and preferred stock dividends treated as minority interest expense.

    The net loss was $463 million in 2000, compared to $327 million reported in 1999. This was due to the investment losses previously discussed, offset by improved operating results. The $327 million net loss in the prior year included an extraordinary charge of approximately $7 million, recorded net of tax and pertaining to an early extinguishment of the Company's debt as a result of the Merger. No extraordinary items were incurred in the current year.

1999 COMPARED TO 1998

REVENUES

    Revenues of $667 million in 1999 were nearly equivalent to the $669 million in revenues recorded in 1998 during a transitional year. Broadband transport revenues contributed the largest increase, growing by nearly $76 million, or 34%, as existing customers chose higher-bandwidth services while a growing number other carriers began utilizing the Company's advanced fiber-optic network. Broadband transport revenues also included an $18 million increase in service and maintenance revenue associated with indefeasible right to use ("IRU") agreements. Switched services decreased $107 million in total, or 26%, as a result of the decision by the Company's former management to de-emphasize the switched wholesale component of this business. The de-emphasis of the switched wholesale business resulted in a $117 million reduction in switched services revenue that was only slightly offset by a $10 million increase in switched retail revenues. Data and Internet revenues increased 161% in 1999, growing nearly $15 million due to higher demand for Internet access, data collocation and web hosting services. Other revenues increased nearly $16 million, or 80%, resulting from revenues related to a prior sale of dark fiber.

COSTS AND EXPENSES

    Cost of providing services declined $6 million, or 1%, due mainly to a $23 million decrease in access costs resulting from the decision to de-emphasize the switched wholesale business and the Company's ability to make greater use of its own network in order to carry data and voice traffic. This was partially offset by a $17 million, or 16%, increase in transmission lease expense. The gross profit margin increased 1% to approximately 36% as a result of the expense decrease noted above.

    SG&A expenses increased $104 million, or 72%, to $249 million in 1999. This increase was primarily due to increased staffing required to maintain, promote and sell the expanded fiber-optic network as employee headcount increased by nearly 600. Nearly 60% of these new positions were for sales, with the remaining 40% added for network operations.

    The EBITDA loss of $9 million in 1999 represented a $100 million decline versus $91 million in EBITDA in the prior year, and was primarily attributable to the $104 million increase in SG&A expenses described above. EBITDA margin decreased to -1%, a decline of 15 margin points in comparison to nearly 14% in EBITDA margin in the prior year.

    Depreciation and amortization costs of $194 million represented an $81 million, or 71%, increase in comparison to the prior year. This increase was attributable to the expansion of the fiber-optic network, with more than $600 million in fixed assets being added in 1999 in addition to the write-up of the Company's assets related to the Merger and amortization expense being applied to more than $2.7 billion in goodwill and other intangibles.

    Restructuring expense increased nearly $20 million in 1999 due to restructuring initiatives throughout the year. In the second quarter of 1999, the Company recorded a charge of approximately $13 million to exit certain operations of the switched wholesale business. The restructuring charge consisted of severance and various other costs associated with workforce reduction, network decommissioning, and various terminations. The workforce reduction of 94 people included employees contributing to the sales function and employees contributing to the network operations.

Due to the Merger, it was determined that the Company would need the switches that had been marked for decommissioning in the second quarter's restructuring charge. Additionally, it was determined that the total period contemplated for lease payments relating to an abandoned office would not be required. Consequently, the second quarter's restructuring charge was reduced by $1.2 million during the third quarter related to decommissioning the switches and $0.4 million related to a reduction in the lease pay off requirement. These restructuring activities were substantially complete at December 31, 2000 and are expected to be finalized by September 30, 2002.

    In the third quarter of 1999, the Company recorded a charge of approximately $8 million relating to the restructuring of the organization and exiting certain foreign operations. The plan was developed by the previous Chief Executive Officer after reviewing the Company's operations. The workforce reduction of 15 employees included management, administrative and foreign sales personnel. The employees were notified of this program during July and August of 1999. Restructuring activities pertaining to contract obligations and the exit of certain facilities were substantially complete at December 31, 2000. Remaining amounts relate to severance, which should be complete by June 30, 2001.

    Other charges totaled $38 million in 1999 compared to $8 million in 1998. The charges were a result of the Merger in 1999 and acquisitions in the prior year.

    Interest expense of $44 million represented a $12 million, or 39%, increase over the prior year due to higher average debt levels associated with the continued construction of the fiber-optic network.

    Equity losses from unconsolidated subsidiaries declined 67% to $11 million in 1999 as losses incurred in 1998 for Marca-Tel and PSINet did not recur in 1999. The Company's investment in Marca-Tel was written down to zero in 1998 with no further significant additional funding required; consequently, no losses were recorded on this investment in 1999. Also, equity losses were not recorded on the PSINet investment during 1999 because the Company began accounting for this investment as an "available for sale" marketable security in the third quarter of 1998. The Company changed its accounting method with regard to this investment after it was determined that the Company could no longer exercise significant influence over PSINet's operating and financial policies and it no longer had a representative with a seat on PSINet's board of directors.

    The loss on investments totaled $24 million in 1999 versus $0 in 1998. The 1999 losses are due to the $13 million writedown of DCI and the $11 million writedown of Unidial as the decline in value was considered "other than temporary".

    Other income, which is primarily interest income, declined by $8 million in 1999 due to lower levels of cash on hand, as spending to build the network depleted the funding received in the prior year from the issuance of preferred stock and corporate bonds.

    The income tax benefit of $13 million in 1999 was $27 million more than the $14 million expense in 1998. The change was due to larger operating losses during 1999.

    In 1999, costs related to the early extinguishment of the Company's debt as a result of the Merger resulted in an after-tax, extraordinary charge of approximately $7 million. In 1998, the Company also recorded an after-tax extraordinary charge of $67 million relating to the April 1998 redemption of its 12 1/2% Senior Notes that were due in 2005.

CAPITAL INVESTMENT

    The Company has spent significant amounts of capital to develop its nationwide optical network. Capital expenditures were $592 million and $644 million in 2000 and 1999, respectively. The Company estimates that it will incur nearly $500 million in capital spending in 2001 for fiber expansion and the deployment of additional optronics and data switches required to increase capacity on its network.

SEGMENT INFORMATION

    In accordance with Statement of Financial Accounting Standard No. 131, "Disclosures About Segments of an Enterprise and Related Information," the operations of the Company comprise a single segment and are reported as such to the Chief Executive Officer of the Parent Company, who functions in the role of chief operating decision maker for the Company.

LIQUIDITY AND CAPITAL RESOURCES

    Since the Merger, the Company has relied on the credit facility secured by the Parent Company in order to support its cash deficit. In order to provide for the Company's cash requirements, the Parent Company maintains a $2.1 billion credit facility with a group of lending institutions. The credit facility consists of $900 million in revolving credit, $750 million in term loans from banking institutions and $450 million in term loans from non-banking institutions. At December 31, 2000, the Parent Company had drawn approximately $1.64 billion from the credit facility in order to refinance its existing debt and debt assumed as part of the Merger and to provide for the Parent Company's business needs. At December 31, 2000, the Parent Company had approximately $460 million in additional borrowing capacity from this facility. The Company believes that this will be sufficient to provide for its financing requirements in excess of amounts generated from its operations.

CASH FLOW

    Cash used in operating activities totaled $33 million in 2000 compared to cash provided by operating activities of $159 million in 1999. The decrease in cash provided by operating activities is due to net cash fluctuations resulting in an increase in receivables of $193 million combined with a decrease in unearned revenue of $133 million, substantially offset by a lower net loss after non-cash adjustments. The change in non-cash adjustments in 2000 included a loss on investments of $395 million in 2000 compared to $24 million in 1999 and an increase of $71 million in amortization expense versus 1999 offset by an increase of $150 million in deferred tax assets from 2000 to 1999.

    The Company's significant investing activities consisted of capital expenditures of $592 million in 2000 compared to $644 million in 1999. The majority of the expenditures relate to the continuing construction of the Company's optical network. The Company expects to require significant amounts of cash for capital spending in 2001 and thereafter. Capital spending in 2001 is projected to be nearly $500 million, with an additional $800 million in capital spending anticipated over the succeeding two-year period (excluding any acquisitions that may occur).

    Cash provided by financing activities increased $238 million as the Parent Company provided loans and capital contributions of approximately $1,045 million, which more than offset debt issued in the prior year. The Company expects to satisfy future financing needs through the credit facility obtained by the Parent Company.

    As of December 31, 2000, the Company had $30 million in cash and cash equivalents. In addition to cash on hand, the primary sources for cash over the next twelve months will be cash generated by operations, proceeds of fiber use sales and proceeds from the Parent Company credit facility discussed above. The primary uses of cash are expected to be expansion of the network and working capital funding.

    Quarterly dividend payments on the 12 1/2% preferred stock and semi-annual interest payments on the remaining 9% subordinated notes and 12 1/2% senior notes totaling approximately $54 million per year, will also be required.

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

RECENTLY ISSUED ACCOUNTING STANDARDS

    In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standard SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities" ("SFAS 133"). SFAS 133 establishes accounting and reporting standards requiring that a derivative instrument be recorded in the balance sheet as either an asset or liability, measured at its fair value. SFAS 133 has been subsequently amended through the release of SFAS 137, which provides for a deferral of the effective date of SFAS 133 to fiscal years beginning after June 15, 2000. As a result, implementation of SFAS 133 is not mandatory for the Company until January 1, 2001. Management expects that the adoption of SFAS 133 and related amendments will have an immaterial effect on the Company's results of operations, cash flows and financial position and will adopt this new standard on January 1, 2001. The Company does not hold or issue derivative financial instruments for trading purposes or enter into interest rate transactions for speculative purposes.

    In December 1999, the Securities and Exchange Commission ("SEC") issued Staff Accounting Bulletin No. 101 ("SAB 101"), "Revenue Recognition in Financial Statements". In SAB 101, the SEC Staff expressed its views regarding the appropriate recognition of revenue with regard to a variety of circumstances, some of which are of particular relevance to the Company. As required, the Company adopted SAB 101 on January 1, 2000 and modified its revenue recognition policies with respect to initial service activation fees.

    Following the guidance in SAB 101, the Company is now recognizing service activation revenues and associated direct incremental costs over their respective service lives. The adoption of this accounting change had no effect on earnings in the current year.

    In 2000, the Company recognized $4.2 million in additional revenues and $4.2 million in incremental direct expenses pertaining to amounts included in the cumulative effect adjustment for SAB 101 as of January 1, 2000. Offsetting these amounts were $5.6 million in current year revenues and $5.6 million in incremental direct expenses that are being deferred to future periods in accordance with SAB 101. This deferral process had no effect on the Company's EBITDA or net income in the current year. However, the deferral process associated with the adoption of SAB 101 had the effect of increasing both other current and noncurrent assets and other current and long-term liabilities by approximately $6.2 million at December 31, 2000.

CONTINGENCIES

    In the normal course of business, the Company is subject to various regulatory proceedings, lawsuits, claims and other matters. Such matters are subject to many uncertainties and outcomes are not predictable with assurance. However, the Company believes that the resolution of such matters for amounts in excess of those reflected in the consolidated financial statements would not likely have a materially adverse effect on the Company's financial condition, results of operations and cash flows.

    A total of twenty-six Equal Employment Opportunity Commission ("EEOC") charges were filed beginning in September 1999 by current Broadwing Communications Inc. employees located in the Houston office (formerly Coastal Telephone, acquired by the Company in May 1999) alleging sexual harassment, race discrimination and retaliation. After completing its internal investigation of the charges and cooperating fully with the EEOC, the Company and the complainants participated in a voluntary mediation proceeding conducted by the EEOC. Through the mediation process, the Company was able to reach settlement with all twenty-six complainants. The Company also entered into a Conciliation Agreement with the EEOC.

     In the course of closing the Company's Merger with IXC, the Company became aware of IXC's possible non-compliance with certain requirements under state and federal environmental laws. Since the Company is committed to compliance with environmental laws, management decided to undertake a voluntary environmental compliance audit of the IXC facilities and operations and, by letter dated November 9, 1999, disclosed potential non-compliance at the IXC facilities to the U.S. Environmental Protection Agency ("EPA") under the Agency's Self-Policing Policy. The Company made similar voluntary disclosures to various state authorities. The EPA determined that IXC appears to have satisfied the "prompt disclosure" requirement of the Self-Policing Policy for the Company to complete its environmental audit of all IXC facilities and report any violations to the Agency. The Company has filed its preliminary environmental audit report with the EPA and is currently working with the EPA and several state environmental protection agencies to bring the Company into compliance with all applicable regulations, and to develop internal procedures to ensure future compliance.

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

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA


INDEX TO CONSOLIDATED FINANCIAL STATEMENTS                                 PAGE

Consolidated Financial Statements:

     Report of Management....................................................25

     Reports of Independent Accountants...................................26-27

     Consolidated Statements of Income and Comprehensive Income (Loss).......28

     Consolidated Balance Sheets.............................................29

     Consolidated Statements of Shareowners' Equity (Deficit)................30

     Consolidated Statements of Cash Flows...................................31

     Notes to Consolidated Financial Statements...........................32-53

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

    The financial statements have been audited by PricewaterhouseCoopers LLP, independent accountants. Their audit was conducted in accordance with auditing standards generally accepted in the United States of America.


    RICHARD G. ELLENBERGER
    CHIEF EXECUTIVE OFFICER


    KEVIN W. MOONEY
    CHIEF FINANCIAL OFFICER

                        REPORT OF INDEPENDENT ACCOUNTANTS


To the Board of Directors and Shareowners of Broadwing Communications Inc.

In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of income and comprehensive income (loss), shareowners' equity (deficit) and cash flows present fairly, in all material respects, the financial position of Broadwing Communications Inc. and its subsidiaries (the "Company") at December 31, 2000 and 1999, and the results of their operations and their cash flows for the year ended December 31, 2000, the period from November 10, 1999 to December 31, 1999 and for the period from January 1, 1999 to November 9, 1999 ("Predecessor"), in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States of America, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

As discussed in Note 1 to the financial statements, the Company adopted SEC Staff Accounting Bulletin No. 101 in 2000 and changed its method of accounting for certain revenues and related costs.


/s/ PricewaterhouseCoopers LLP
Austin, Texas
March 7, 2001

                  REPORT OF INDEPENDENT AUDITORS

The Board of Directors
Broadwing Communications Inc.

    We have audited the accompanying consolidated statements of income and comprehensive income, shareowners' equity (deficit), and cash flows of Broadwing Communications Inc. (formerly IXC Communications, Inc.) and its subsidiaries for the year ended December 31, 1998. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit. The financial statements of Marca-Tel S.A. de C.V. (Marca-Tel), a corporation in which the Company has an indirect interest, have been audited by other auditors whose reports have been furnished to us; insofar as our opinion on the consolidated financial statements relates to data included for Marca-Tel, it is based solely on their report. In the consolidated financial statements, the Company's equity in the net loss of Marca-Tel is stated at ($15.9) million for 1998.

    We conducted our audit in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit and the report of other auditors provide a reasonable basis for our opinion.

    In our opinion, based on our audit and the report of other auditors for the periods indicated, the financial statements referred to above present fairly, in all material respects, the consolidated results of operations of Broadwing Communications Inc. and its subsidiaries at December 31, 1998 and their cash flows for the year ended December 31, 1998, in conformity with accounting principles generally accepted in the United States.

                                                           /s/ ERNST & YOUNG LLP

Austin, Texas
February 28, 1999

                          BROADWING COMMUNICATIONS INC.

        CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME (LOSS)
                              (DOLLARS IN MILLIONS)

                                                                     COMPANY                                PREDECESSOR
                                                        -----------------------------------       ------------------------------
                                                                               PERIOD FROM        PERIOD FROM
                                                         YEAR ENDED          NOVEMBER 10 TO        JANUARY 1         YEAR ENDED
                                                        DECEMBER 31,          DECEMBER 31,        TO NOVEMBER       DECEMBER 31,
                                                            2000                  1999              9, 1999             1998
                                                        ------------         --------------       -------------     ------------
Revenues..........................................        $ 999.7               $ 99.0              $ 568.2           $ 668.6

Costs and expenses:
  Cost of providing services and products sold....          596.9                 60.7                366.4             433.3
  Selling, general and administrative.............          321.5                 38.1                210.6             144.5
  Depreciation and amortization...................          305.9                 46.7                147.6             113.6
  Restructuring...................................           --                    --                  19.8               --
  Merger and other infrequent costs...............           --                    --                  37.9               8.0
                                                        ---------             --------              -------           -------
     Operating loss...............................         (224.6)               (46.5)              (214.1)            (30.8)
Interest expense..................................           69.8                  6.7                 37.1              31.6
Equity loss in unconsolidated entities............           15.5                  1.5                  9.3              33.0
Loss on investments...............................          394.5                  --                  23.8               --
Other expense, (income), net......................            0.2                 (0.5)                (5.8)            (14.5)
                                                        ---------             --------              -------           -------
Loss before income taxes, minority
  interest and extraordinary loss.................         (704.6)               (54.2)              (278.5)            (80.9)
Income tax provision (benefit) ...................         (241.3)               (15.3)                 2.0              13.9
Minority interest.................................           --                    --                  (0.5)             (0.7)
                                                        ---------             --------              -------           -------
Loss before extraordinary item....................         (463.3)               (38.9)              (281.0)            (95.5)
Extraordinary loss on early extinguishment of debt,
  net of taxes....................................           --                   (6.6)                 --              (67.0)
                                                        ---------             --------              -------           -------
Net loss..........................................         (463.3)               (45.5)              (281.0)           (162.5)

Other comprehensive income:
   Unrealized gain on investments.................           --                   84.5                157.1               --
   Reclassification adjustment - marketable equity
   securities.....................................          (84.5)                                      --                --
                                                        ---------             --------              -------           -------
         Total other comprehensive income (loss)..          (84.5)                84.5                157.1               --
                                                        ---------             --------              -------           -------
Comprehensive income (loss).......................        $(547.8)               $39.0               (123.9)          $(162.5)
                                                        =========             ========              =======           =======

    The accompanying notes are an integral part of the financial statements.

                          BROADWING COMMUNICATIONS INC.

                           CONSOLIDATED BALANCE SHEETS
                              (DOLLARS IN MILLIONS)

                                     ASSETS

                                                                                            DECEMBER 31,      DECEMBER 31,
                                                                                                2000              1999
                                                                                            ------------      ------------
CURRENT ASSETS
Cash and cash equivalents..............................................................      $   30.4         $   56.2
Receivables, less of allowances of $32.2 and $36.0 ....................................         189.5             73.4
Deferred income tax benefits...........................................................          --               16.8
Prepaid expenses and other current assets..............................................          20.1             13.9
                                                                                             --------         --------
   Total current assets................................................................         240.0            160.3

Property, plant and equipment, net.....................................................       2,103.9          1,726.4
Goodwill and other intangibles, net ...................................................       2,467.6          2,561.3
Investments in other entities..........................................................          26.4            695.2
Noncurrent deferred income tax benefits................................................         152.8              --
Other non-current assets...............................................................           3.5              4.0
                                                                                             --------         --------
   Total assets........................................................................      $4,994.2         $5,147.2
                                                                                             ========         ========

                  LIABILITIES, REDEEMABLE PREFERRED STOCK AND
                            SHAREOWNERS' EQUITY

CURRENT LIABILITIES
Current portion of long-term debt......................................................      $    8.3         $    5.9
Accounts payable.......................................................................         180.6             95.6
Accrued service cost...................................................................          67.6             47.7
Accrued employee benefits..............................................................          24.0             19.4
Accrued taxes..........................................................................          48.5             61.1
Current portion of unearned revenue and customer deposits..............................          54.6             53.6
Deferred income tax liabilities........................................................           2.6               --
Other current liabilities..............................................................          50.0             57.1
                                                                                             --------         --------
   Total current liabilities...........................................................         436.2            340.4

Long-term debt, less current portion...................................................          54.0            597.4
Unearned revenue, less current portion.................................................         611.0            633.5
Noncurrent deferred income tax liabilities.............................................           --             178.4
Intercompany payable to Parent Company.................................................         994.8            442.9
Other long-term liabilities............................................................          83.2             72.8
                                                                                             --------         --------
   Total liabilities...................................................................       2,179.2          2,265.4

12 1/2% Junior Exchangeable Preferred Stock; $.01 par value;
  authorized -- 3,000,000 shares of all classes of Preferred Stock; 395,210 shares issued and outstanding (aggregate liquidation preference of $401.4 and
  $401.8 including accrued dividends of $6.2 and of $6.6) at December 31, 2000
  and 1999, respectively...............................................................         421.0            418.2

Commitments and contingencies

SHAREOWNERS' EQUITY
Common Stock, $.01 par value; authorized -- 100,000,000 shares; 500,000 shares
     issued and outstanding at December 31, 2000 and 1999, respectively................           --               --
Additional paid-in capital.............................................................       2,902.8          2,424.6
Accumulated deficit....................................................................        (508.8)           (45.5)
Accumulated other comprehensive income.................................................           --              84.5
                                                                                             --------         --------
 Total shareowners' equity.............................................................       2,394.0          2,463.6
                                                                                             --------         --------
   Total liabilities, redeemable preferred stock and shareowners' equity...............      $4,994.2         $5,147.2
                                                                                             ========         ========

     The accompanying notes are an integral part of the financial statements

                          BROADWING COMMUNICATIONS INC.

            CONSOLIDATED STATEMENTS OF SHAREOWNERS' EQUITY (DEFICIT)
                   (SHARES IN THOUSANDS, DOLLARS IN MILLIONS)

                                   6 3/4% CUMULATIVE
                                      CONVERTIBLE                                                    ACCUMULATED
                                    PREFERRED STOCK       COMMON STOCK      ADDITIONAL                OTHER COM-    SHAREOWNERS'
                                   -----------------   -------------------   PAID-IN    ACCUMULATED   PREHENSIVE       EQUITY
                                   SHARES     AMOUNT    SHARES      AMOUNT   CAPITAL      DEFICIT       INCOME        (DEFICIT)
                                   --------  -------   ---------  --------  ----------  -----------  ------------   ------------
BALANCE AT JANUARY 1, 1998
  (PREDECESSOR)...................     --      $ --     35,575      $ 0.4    $  143.4    $ (162.4)     $   --         $  (18.6)
Effect of pooling of interests....     --        --         --         --          --        (1.5)         --             (1.5)
Redemption of Series 3
  Preferred Stock.................     --        --         --         --        (0.7)         --          --             (0.7)
Issuance of common stock for
  acquisitions....................     --        --        265         --        14.5          --          --             14.5
Stock option exercises............     --        --        594         --         6.4          --          --              6.4
Issuance of preferred stock.......  155.2        --         --         --       148.1          --          --            148.1
Preferred dividends paid in
  kind and accrued................     --        --         --         --       (58.2)         --          --            (58.2)
Net loss..........................     --        --         --         --          --      (162.5)         --           (162.5)
                                   ------      ----    -------      -----    --------    --------      ------         --------
BALANCE AT DECEMBER 31, 1998
  (PREDECESSOR)...................  155.2        --     36,434        0.4       253.5      (326.4)         --            (72.5)
                                   ======      ====    =======      =====    ========    ========      ======         ========
Issuance of common stock for
  acquisitions....................     --        --        699         --        25.0          --          --             25.0
Issuance of warrants for
  acquisitions....................     --        --         --         --         1.1          --          --              1.1
Stock option exercises............     --        --      1,036         --        22.1          --          --             22.1
Conversion of preferred stock
  to common stock.................     --        --         46         --          --          --          --
Unrealized gain on
  investments, net................     --        --         --         --          --          --       157.1            157.1
Preferred dividends paid in
  kind and accrued................     --        --         --         --       (55.4)         --          --            (55.4)
Other.............................     --        --         --         --        (0.1)         --          --             (0.1)
Net loss..........................     --        --         --         --          --      (281.0)         --           (281.0)
                                   ------      ----    -------      -----    --------    --------      ------         --------
BALANCE AT NOVEMBER 9, 1999
  (PREDECESSOR)...................  155.2      $ --     38,215      $ 0.4    $  246.2    $ (607.4)     $157.1         $ (203.7)
                                   ======      ====    =======      =====    ========    ========      ======         ========
BALANCE AT NOVEMBER 10, 1999
  (COMPANY).......................     --      $ --        500      $  --    $2,190.4    $     --      $   --         $2,190.4
Preferred dividends paid in
  kind and accrued................     --        --         --         --        (6.6)         --          --             (6.6)
Contributed capital from
Parent Company resulting from
payoff of debt....................     --        --         --         --       240.8          --          --            240.8
Unrealized gain on
  investments, net................     --        --         --         --          --          --        84.5             84.5
Net loss..........................     --        --         --         --          --       (45.5)         --            (45.5)
                                   ------      ----    -------      -----    --------    --------      ------         --------
BALANCE AT DECEMBER 31, 1999
  (COMPANY).......................     --        --        500         --     2,424.6       (45.5)       84.5          2,463.6
                                   ======      ====    =======      =====    ========    ========      ======         ========
Preferred dividends paid in
  kind and accrued................     --        --         --         --       (41.0)         --          --            (41.0)
Contributed capital from
Parent Company....................     --        --         --         --       519.2          --          --            519.2
Reclassification adjustment -
  marketable equity securities....     --        --         --         --          --          --       (84.5)           (84.5)
Net loss..........................     --        --         --         --          --      (463.3)         --           (463.3)
                                   ------      ----    -------      -----    --------    --------      ------         --------
BALANCE AT DECEMBER 31, 2000
  (COMPANY).......................     --      $ --        500      $  --    $2,902.8    $ (508.8)     $   --         $2,394.0
                                   ======      ====    =======      =====    ========    ========      ======         ========

    The accompanying notes are an integral part of the financial statements.

                          BROADWING COMMUNICATIONS INC.

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                              (DOLLARS IN MILLIONS)

                                                                       COMPANY                                PREDECESSOR
                                                           -----------------------------------      -----------------------------
                                                                                 PERIOD FROM        PERIOD FROM
                                                            YEAR ENDED         NOVEMBER 10 TO        JANUARY 1        YEAR ENDED
                                                           DECEMBER 31,         DECEMBER 31,        TO NOVEMBER      DECEMBER 31,
                                                               2000                 1999              9, 1999            1998
                                                           ------------        --------------       -----------      ------------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss..............................................      $ (463.3)            $ (45.5)            $ (281.0)         $ (162.5)
Adjustments to reconcile net loss to cash provided by
 (used in) operating activities:
  Depreciation........................................         196.0                30.3                125.3              91.7
  Amortization........................................         109.9                16.4                 22.3              21.9
  Provision for loss on receivables...................          52.0                 5.1                 75.1              55.1
  Equity loss in unconsolidated entities..............          15.5                 1.5                  9.3              33.0
  Loss on investments, net............................         394.5                  --                 23.8               --
  Deferred income taxes...............................        (182.6)              (32.7)                 --                --
  Other, net..........................................          (6.5)                 --                  4.1               2.5
  Extraordinary loss on early extinguishment of debt..            --                 6.6                  --               70.0
  Change in operating assets and liabilities, net of
   effects from Acquisitions:
    Receivables.......................................        (143.4)               27.5                 21.6              (5.7)
    Other current assets..............................          (8.6)               (2.3)                 4.4              (5.5)
    Accounts payable and accrued service costs........          80.1                (2.9)                79.7             (24.8)
    Other current liabilities.........................         (21.5)                --                 (37.0)              2.5
    Unearned revenue..................................         (25.1)               79.3                 28.9             131.1
    Other non-current assets and liabilities..........         (29.7)                4.5                 (5.0)             (7.0)
                                                            --------            --------             --------         ---------
         Net cash provided by (used in)
           operating activities.......................         (32.7)               87.8                 71.5             202.3
                                                            --------            --------             --------         ---------
CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures..................................        (591.7)             (165.0)              (479.1)           (476.4)
Payments for investments/acquisitions, net of cash
  acquired............................................          (0.5)                --                 (79.5)            (54.2)
Other, net............................................          10.4                 4.2                  0.5               7.7
                                                            --------            --------             --------         ---------
         Net cash used in investing activities........        (581.8)             (160.8)              (558.1)           (522.9)
                                                            --------            --------             --------         ---------
CASH FLOWS FROM FINANCING ACTIVITIES:
Capital contribution from Parent......................         519.2               240.8                  --               --
Proceeds from loan from Parent........................         525.8               211.8                  --               --
Issuance of long-term debt............................           --                  --                 299.8             678.0
Net proceeds from sale of preferred stock.............           --                  --                  --               148.1
Repayment of long-term debt...........................        (404.0)             (387.1)               (25.9)           (367.8)
Debt issuance costs...................................           --                  --                  --               (18.1)
Preferred dividends paid..............................         (49.4)                --                 (10.4)            (13.7)
Issuance of common shares - exercise of stock options.           --                  --                  22.0               5.2
Other, net............................................          (2.9)                --                   --               (0.7)
                                                            --------            --------             --------         ---------
         Net cash provided by financing activities....         588.7                65.5                285.5             431.0
                                                            --------            --------             --------         ---------
Effect of change in year-end from merged entities.....           --                  --                   --               (1.5)
                                                            --------            --------             --------         ---------
Net increase (decrease) in cash and cash equivalents..         (25.8)               (7.5)             (201.1)             108.9
Cash and cash equivalents at beginning of period......          56.2                63.7               264.8              155.9
                                                            --------            --------             --------         ---------
Cash and cash equivalents at end of period............      $   30.4            $   56.2             $   63.7         $   264.8
                                                            ========            ========             ========         =========
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid for:
  Income taxes, net of refunds........................      $    0.2            $   (1.0)            $    2.3         $     3.7
                                                            ========            ========             ========         =========
  Interest, net of amounts capitalized................      $   69.8            $    7.2             $   41.0         $    31.1
                                                            ========            ========             ========         =========

    The accompanying notes are an integral part of the financial statements.

                          BROADWING COMMUNICATIONS INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


1. ACCOUNTING POLICIES

DESCRIPTION OF BUSINESS

    Broadwing Communications Inc. and its subsidiaries (collectively referred to as "the Company") is an Austin, Texas based provider of communications services. The Company utilizes its advanced optical network to provide broadband transport, Internet services and switched long distance. Broadwing Communications also offers data collocation, information technology consulting, network construction and other services. In addition, the Company provides network capacity and fibers in the form of indefeasible right of use ("IRU") agreements.

BASIS OF PRESENTATION

    The Company is a wholly owned subsidiary of Broadwing Inc. ("Broadwing" or "the Parent Company"). On November 9, 1999 the Company was merged with a wholly owned subsidiary of Broadwing ("the Merger"). The Merger was accounted for as a purchase business combination and, accordingly, the purchase accounting adjustments, including goodwill, have been pushed down and are reflected in these financial statements subsequent to November 9, 1999. The financial statements for periods ended prior to November 9, 1999 were prepared using the Company's historical basis of accounting and are designated as "Predecessor." The financial statements for periods after the Merger are designated as "Company." The comparability of operating results for the Predecessor and Company periods are affected by the purchase accounting adjustments.

    The 2000 results presented include the results of Broadwing IT Consulting as the Parent Company contributed the capital stock of the information technology consulting business to the Company during the year. The 2000 results also reflect an agreement with Cincinnati Bell Long Distance ("CBLD") to service its customers outside of the Cincinnati, Ohio area. All revenues and expenses associated with the former CBLD's customers outside the Cincinnati area were assigned to Broadwing Communications. This change was further described in the Company's Reports on each of the Forms 10-Q during 2000.

PRINCIPLES OF CONSOLIDATION

    The accompanying consolidated financial statements include accounts of the Company and its wholly owned and majority owned subsidiaries in which the Company exercises control. Investments in which the Company has the ability to exercise significant influence, but which it does not control, are accounted for using the equity method. For equity method investments, the Company's share of income is calculated according to the Company's equity ownership. Any differences between the carrying amount of an investment and the amount of the underlying equity in the net assets of the equity investee are amortized over the expected life of the asset.

    On June 3, 1998, the Company acquired Eclipse in a transaction accounted for as a pooling of interests (See Note 3). All prior period consolidated financial statements were restated to include the combined results of operations, financial position and cash flows of Eclipse as though it had been part of the Company during the periods presented. On May 10, 1999, the Company acquired Coastal

Telecom Limited Company and other related companies under common control ("Coastal") in a transaction accounted for as a purchase. The Company's results subsequent to May 9, 1999 include Coastal.

CASH AND CASH EQUIVALENTS

    Cash and cash equivalents include cash on hand, money market funds and all investments with original maturities of three months or less. All cash equivalents are recorded at cost and classified as available for sale.

NOTES RECEIVABLE

    From time to time, Broadwing Communications accepts interest-bearing notes from customers and other debtors when payments are expected to be received over extended periods. Amounts due on notes classified as current are expected to be received within one year.

UNBILLED RECEIVABLES

    Unbilled receivables arise from network construction revenues that are recognized under the percentage-of-completion method. These amounts are billable upon achievement of contractual milestones or upon completion of contracts.

PROPERTY, PLANT AND EQUIPMENT

    Property, plant and equipment is recorded at cost (subject to fair market value adjustments made as part of purchase accounting at the date of the Merger). Depreciation is provided for using the straight-line method over the estimated useful lives of the various assets, ranging from three to twenty years. Maintenance and repairs are charged to operations as incurred. Property, plant and equipment recorded under capital leases are included with the Company's owned assets. Amortization of assets recorded under capital leases is included in depreciation expense. Costs associated with uncompleted portions of the network are classified as construction in progress in the accompanying consolidated balance sheets.

    Interest is capitalized as part of the cost of constructing the Company's optical network. Interest capitalized during construction periods is computed by determining the average accumulated expenditures for each interim capitalization period and applying an average interest rate. Total interest capitalized during the years ended December 31, 2000, 1999, and 1998 was $22.4 million, $23.1 million and $16.2 million, respectively.

LONG-LIVED ASSETS, OTHER ASSETS AND GOODWILL

    Certain costs incurred with the connection and activation of customers are amortized on a straight-line basis over the average customer life. The acquisition cost of retail customer accounts obtained through an outside sales organization, including certain transaction costs, are amortized over the average customer life. Goodwill and other intangibles are recorded at cost and amortized on a straight-line basis over 30 years.

    The Company reviews the carrying value of long-lived assets and goodwill for impairment when events and circumstances indicate the carrying amount of the assets may not be recoverable. An impairment loss would be recognized when estimated future undiscounted cash flows estimated to be generated by those assets are less than the related carrying amounts of the assets, with the loss measured based upon discounted expected cash flow.

INVESTMENTS

    Investments over which the Company does not exercise significant influence are reported at fair value. The Company reviews its investments for impairment whenever the fair value of the individual investment is less than its cost basis. An impairment loss is recognized if the decline in fair value is deemed to be "other than temporary".

REVENUE RECOGNITION

    Revenues (with the exception of those described below) are generally recognized as services are provided and are presented net of provisions for service credits and bad debts. Broadband transport revenues are generated primarily by providing capacity on the Company's optical network at rates established under long-term contractual arrangements or on a month-to-month basis. Switched service revenues are generated primarily by providing voice and data communication services; customers are billed monthly after services are rendered. Data and Internet revenues are generated by providing a number of services, including Internet service and web hosting. Customers are billed monthly, generally after the service is provided. Construction revenues and estimated profits are recognized according to the percentage of completion method on a cost incurred to total costs estimated at completion basis. Revenues from product sales are generally recognized upon performance of contractual obligations such as shipment, delivery, installation or customer acceptance.

    Sales of fiber or capacity are recorded as unearned revenue at the earlier of the acceptance of the applicable portion of the network by the customer or the receipt of cash. The revenue is recognized over the life of the agreement as services are provided beginning on the date of customer acceptance.

    The Company modified its revenue recognition policies on January 1, 2000 to be in conformity with the Securities and Exchange Commission's Staff Accounting Bulletin No. 101, "Revenue Recognition in Financial Statements" ("SAB 101"). Accordingly, service activation revenues are now deferred and recognized over the appropriate service life for the associated service.

ADVERTISING

    Costs related to advertising are expensed as incurred and amounted to $27.2 million, $5.3 million and $4.2 million in 2000, 1999 and 1998, respectively.

FIBER EXCHANGE AGREEMENTS

    In connection with its fiber-optic network expansion, the Company has entered into various agreements to purchase, sell or exchange fiber usage rights. Purchases of fiber usage rights from other carriers are recorded at cost as a separate component of property, plant and equipment. The recorded assets are amortized over the lesser of the term of the related agreement or the estimated life of the fiber optic cable. Sales of fiber usage rights are recorded as unearned revenue. Revenue is recognized over the terms of the related agreements. Non-monetary exchanges of fiber usage rights (swaps of fiber usage rights with other long distance carriers) are recorded at the cost of the asset transferred or, if applicable, the fair value of the asset received. Agreements to exchange fiber IRUs for capacity are recorded by recognizing the fair market value of the revenue earned and expense incurred under the respective agreements. Exchange agreements account for non-cash revenue and expense, in equal amounts, of $19.1 million in 2000, 1999 and 1998.

INCOME TAXES

    The income tax provision (or benefit) consists of an amount for taxes currently payable and a provision (or benefit) for tax consequences deferred to future periods.

STOCK BASED COMPENSATION

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

RECENTLY ISSUED ACCOUNTING STANDARDS

    In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standard ("SFAS") No. 133, "Accounting for Derivative Instruments and Hedging Activities ("SFAS 133"). SFAS 133 establishes accounting and reporting standards requiring that a derivative instrument be recorded in the balance sheet as either an asset or liability, measured at its fair value. SFAS 133 has been subsequently amended through the release of SFAS 137, which provides for a deferral of the effective date of SFAS 133 to all fiscal years beginning after June 15, 2000. The Company does not anticipate a material effect on its results of operations, cash flows and financial position.

    The Company does not hold or issue derivative financial instruments for trading purposes or enter into interest rate transactions for speculative purposes.

    In December 1999, the Securities and Exchange Commission ("SEC") issued Staff Accounting Bulletin No. 101 ("SAB 101"), "Revenue Recognition in Financial Statements. In SAB 101, the SEC Staff expresses its views regarding the appropriate recognition of revenue with regard to a variety of circumstances, some of which are of particular relevance to the Company. As required, the Company adopted SAB 101 on January 1, 2000 and modified its revenue recognition policies with respect to initial service activation fees. Following the guidance in SAB 101, the Company is now recognizing service activation revenues and associated direct incremental costs over their respective average customer lives.

    In 2000, the Company recognized $4.2 million in additional revenues and $4.2 million in incremental direct expenses pertaining to amounts included in the cumulative effect adjustment for SAB 101 as of January 1, 2000. Offsetting these amounts were $5.6 million in current year revenues and $5.6 million in incremental direct expenses that are being deferred to future periods in accordance with SAB 101. This deferral process had no effect on the Company's EBITDA or net income in the current year. However, the deferral process associated with the adoption of SAB 101 had the effect of increasing both other current and noncurrent assets and other current and long-term liabilities by approximately $6.2 million at December 31, 2000.

    On January 1, 1999, the Company adopted AICPA Statement of Position 98-1, "Accounting for the Costs of Computer Software Developed or Obtained for Internal Use" ("SOP 98-1"). SOP 98-1 requires the capitalization of certain expenditures for software that is purchased or internally developed for use in the business. As compared to prior years when these types of expenditures were expensed as incurred, the adoption of SOP 98-1 resulted in the capitalization of $40.1 million of internal use software development costs in 2000 and $8.0 million for the period from November 10, 1999 to December 31, 1999 and $30.2 million for the period from January 1, 1999 to November 9, 1999. These costs are now being amortized over a three- to five-year period.

2. MERGER WITH BROADWING INC. AND RESTRUCTURING

    The Company was acquired by Broadwing Inc. on November 9, 1999, through the merger of the Company and a wholly owned subsidiary of the Parent Company, with the Company surviving as a wholly owned subsidiary of the Parent Company. The Company, previously IXC Communications, Inc., ("IXC") was then renamed Broadwing Communications Inc.

    As a result of the Merger, all of the then outstanding shares of IXC common stock were converted in a tax-free exchange into approximately 69 million shares of Broadwing common stock, based on a fixed exchange ratio of 2.0976 shares of Broadwing stock for each share of IXC common stock. In addition, IXC's 7 1/4% Convertible Preferred Stock and IXC's Depositary Shares representing 1/20th of a share of IXC's 6 3/4% Convertible Preferred Stock were converted into 7 1/4% Convertible Preferred Stock and Broadwing Depositary Shares representing 1/20th of a share of 6 3/4% Convertible Preferred Stock, respectively. Approximately five million shares of IXC common stock that were owned by the Parent Company at the Merger Date are being accounted for as if retired and are not included in the aforementioned total. All of the outstanding options, warrants and other equity rights in IXC were converted into options, warrants and the rights to acquire common shares according to the same terms and conditions as the IXC options, except that the exercise price and the number of shares issuable upon exercise were divided and multiplied, respectively, by 2.0976.

    The aggregate purchase price of $3.2 billion consisted of (all numbers approximate): $0.3 billion in cash for the purchase of five million shares of IXC stock from Trustees of General Electric Pension

Trust; the issuance of 69 million shares of the Parent Company's common stock valued at $1.6 billion, 155,000 shares of 6 3/4% convertible preferred stock issued by the Parent Company on the Company's behalf valued at $0.1 billion; the issuance of 14 million options and warrants to purchase Parent Company common stock valued at $0.2 billion and the assumption of $1.0 billion of the Company's indebtedness by the Parent Company.

    The Parent Company accounted for the Merger according to the purchase method of accounting, with the purchase price allocation being "pushed down" to the Company's financial statements. The purchase price has been allocated to the assets purchased and liabilities assumed based on estimated fair values and adjusted during 2000 based on final valuation. Property, plant and equipment was recorded at fair market value based on appraisal results, and useful lives were assigned to the assets. The excess of cost over the fair value assigned to the net assets acquired was recorded as goodwill and is being amortized using the straight-line method over 30 years.

    The purchase price was allocated to assets and liabilities based on their respective fair values at the Merger Date. During 2000, the Company adjusted the fair values of certain assets acquired and liabilities assumed based on the receipt of additional information which was outstanding at the date of the acquisition. These adjustments did not have a material impact on the purchase price allocation. The following table reflects the $3.5 billion fair value allocation, comprised of the $2.2 billion consideration paid, the assumption of $1.0 billion in indebtedness and the $.3 billion historical net deficit acquired:


Property, Plant and Equipment.........................   $   124.0
Other intangibles.....................................       423.0
Debt..................................................      (174.0)
Deferred tax liabilities..............................       (33.0)
Other.................................................        42.3
                                                         ---------
Subtotal .............................................       382.3
Assumption of debt....................................       963.7
Goodwill .............................................     2,155.2
                                                         ---------
    Total                                                $ 3,501.2
                                                         =========

    Included in the allocation of the cost to acquire the Company are restructuring costs associated with initiatives to integrate operations of the Company with its Parent Company. The total restructuring costs accrued in 1999 of $7.7 million included the costs of involuntary employee separation benefits related to 263 employees of the Company, costs associated with the closure of a variety of technical and customer support facilities, the decommissioning of certain switching equipment, and the termination of contracts with vendors. In 1999 approximately $0.2 million was paid out in severance. As of December 31, 2000, all of the employee separations had been completed.

    A summary of the exit liabilities recorded at December 31, 1999 and 2000 is as follows:


                                    ACCRUED AT                                                      ACCRUED AT
MILLIONS OF DOLLARS             DECEMBER 31, 1999          UTILIZATIONS         ADJUSTMENTS         DECEMBER 31, 2000
---------------------------------------------------------------------------------------------------------------------

Employee separations                $ 2.0                   $ (2.5)                $ 0.5               $ --
Facility closure costs                2.1                     (0.3)                  --                  1.8
Relocation                            0.2                       --                  (0.1)                0.1
Other exit costs                      3.2                     (1.9)                  0.2                 1.5
                                    -----                   ------                 ------              -----
Total accrued restructuring costs   $ 7.5                   $ (4.7)                $ 0.6               $ 3.4
-----------------------------------------------------------------------------------------------------------------------

    Amounts in the "Adjustments" column above were applied to goodwill as part of the purchase price allocation recorded in the Merger. The Company expects that these restructuring actions will be substantially complete by June 30, 2001, and will result in cash outlays of $3.4 million in 2001.

3. ACQUISITIONS

COASTAL TELECOM LIMITED COMPANY ACQUISITION

    On May 10, 1999, the Company acquired Coastal Telecom Limited Company and other related companies under common control ("Coastal"). Coastal is a retail long distance reseller. The purchase price amounted to approximately $110 million and was paid for with a combination of $73.2 million of cash (including approximately $10 million paid for working capital items), $10 million of notes payable, $25.0 million of former IXC common stock, and warrants to purchase 75,000 shares of former IXC common stock. Assets acquired included approximately $103 million of goodwill, subsequently eliminated in the Merger, and approximately $7 million of property and equipment. In connection with the acquisition the Company completed a credit facility with a commercial bank pursuant to which Eclipse, a wholly owned subsidiary, borrowed $27 million and used the proceeds to fund a portion of the Coastal purchase price. All amounts due under this facility were satisfied, and this credit facility was terminated, coincident with the Merger. The $10 million note payable was adjusted, resulting in a reduction of goodwill in the amount of $4.4 million and $2.2 million in 2000 and 1999, respectively, due to disputes that arose from the transaction.

ECLIPSE MERGER

    On June 3, 1998, the Company completed the acquisition of Eclipse through a merger of a Company subsidiary with Eclipse by exchanging approximately 4.1 million shares of its former common stock for all of the outstanding common stock of Eclipse. Each share of Eclipse common stock was exchanged for .2998 shares of the Company's common stock. In addition, outstanding Eclipse stock options were converted at the same exchange factor into options to purchase shares of the Company's common stock.

    The merger constituted a tax-free reorganization and has been accounted for as a pooling of interests. Accordingly, all prior period consolidated financial statements have been restated to include the combined results of operations, financial position and cash flows of Eclipse as though it had always been a part of the Company. Prior to the merger, Eclipse utilized a March 31 fiscal year end. For purposes of the combined results of operations for the year ended December 31, 1997, the amounts include Eclipse's historical results of operations for the years ended March 31, 1998. In order to report cash flow for 1998, a $1.5 million adjustment is included in the 1998 statements of stockholders' equity (deficit) and cash flows, representing Eclipse's first quarter 1998 net income, which is in both the beginning retained earnings balance and the fiscal 1998 net income amount. There were no transactions between Eclipse and the Company prior to the merger. However, certain reclassifications, primarily related to the presentation of certain excise taxes and bad debt provisions, were made to conform Eclipse's accounting policies to those of the Company.

    In connection with the merger, the Company recorded in 1998 a charge of $8.0 million for merger related costs, including professional services associated with the merger, termination costs associated with duplicate functions, costs of exiting excess office space, and the write-off of duplicate equipment and software.

4.   INVESTMENTS IN OTHER ENTITIES

PSINET INVESTMENT

    The Company's investment in PSINet consisted of 20.5 million common shares which had a market value of approximately $15 million and $632 million at December 31, 2000 and 1999, respectively. After considering all of the facts and circumstances surrounding the decrease in market value of the shares at December 31, 2000, the Company made the determination that this impairment was "other than temporary". Accordingly, the Company recognized additional net pretax losses of $342 million on the PSINet investment and related forward sale, representing the difference between the market value and the Company's cost basis in these investments at December 31, 2000. In January, 2001, the Company began selling its shares of PSINet. The sale of all of the Company's shares in PSINet was completed in the first quarter of 2001, and the Company no longer maintains an ownership or investment position in PSINet.

APPLIED THEORY, INC.

    The Company holds a 22.5% ownership interest in Applied Theory Communications Inc., a New York-based internet service provider. The Company made the determination at the beginning of the fourth quarter of 2000 that the impairment in the value of this investment was "other than temporary". Accordingly, the Company has written this investment down to its market value, resulting in a $53 million pretax charge to earnings in the fourth quarter of 2000. The book value and market value of this investment at December 31, 2000 was approximately $12 million.

    In 2000, the Company also recognized approximately $15 million in losses pertaining to its equity share in the net losses of Applied Theory and amortization of implied goodwill resulting from this investment. This is reflected in the Consolidated Statement of Income and Comprehensive Income
(Loss) under the caption "Equity Loss in Unconsolidated Entities".

STORM TELECOMMUNICATIONS,LTD.

    In October 1997, Storm Telecommunications, Ltd. ("Storm") was formed. Storm was a joint venture with Telenor Global Services AS ("Telenor"), a subsidiary of the Norwegian national telephone company, to provide communication services to carriers and resellers in Europe. The joint venture was owned 40% by Telenor, 40% by the Company and 20% by Clarion Resources Communications Corporation, a U.S.-based telecommunications company in which Telenor owned a controlling interest. In February 2000, the Company sold its investment in Storm, plus amounts due it relating to the joint venture, for $14.4 million. The Company's investment in Storm had been written down to zero prior to the Merger because the Company did not expect to realize any amounts pertaining to this investment. The subsequent recovery of this investment resulted in an $8.2 million adjustment to the purchase price allocation.

DCI TELECOMMUNICATIONS

    In November 1998, the Company entered into an agreement to acquire 4.25 million shares of common stock of DCI Telecommunications, Inc. ("DCI") as consideration for payment of amounts due from one of the Company's customers that was also a vendor of DCI. The agreement provided that DCI was to issue additional shares of common stock to the Company if the market value of the shares the Company owned did not reach $17.7 million by June 1, 1999. As of June 1, 1999, and subsequent thereto, the market value of the shares the Company owned was significantly less than the $17.7 million guaranteed in the November 1998 agreement. The Company has continued to pursue the remedies to which it is entitled under the November 1998 agreement, but has written this investment down to zero due to a decline in the financial condition of DCI that is considered other than temporary.

MARCA-TEL

    As of December 31, 2000, the Company holds an indirect investment equal to 28.8% of Grupo Marca-Tel S.A. de C.V. ("Marca-Tel") as a result of its ownership of 65.4% of Progress International, LLC ("Progress") which, in turn, owns 44.0% of Marca-Tel. The remaining 56.0% of Marca-Tel is owned by a Mexican individual, Marca Beep, S.A. de C.V. and Siemens. The other owner of Progress is Westel International, Inc. This investment was previously written down to zero and is being carried on the Company's books at that amount at December 31, 2000.

5.  PREDECESSOR RESTRUCTURING CHARGE

    In the second quarter of 1999, the Company recorded a charge of approximately $13.9 million to exit certain operations in the switched wholesale business. The restructuring charge consisted of severance and various other costs associated with workforce reduction, network decommissioning, and various terminations. The workforce reduction of 94 people included employees contributing to the sales function and employees contributing to the network operations. These restructuring activities are expected to be substantially complete by June 30, 2001. Due to the Merger, it was determined that the combined companies would need the switches that had been marked for decommissioning in the second quarter's restructuring charge. Additionally, it was determined that the total period contemplated for lease payments relating to an abandoned office would not be required. As a result, the second quarter's restructuring charge was reduced by $1.2 million during the third quarter of 1999 related to decommissioning the switches and $0.4 million related to a reduction in the lease pay off requirement.

    During 2000, adjustments to the second quarter restructuring charge totaled a reduction of $2.8 million. The $2.4 million reduction to contractual obligations is due to lower lease termination costs than originally estimated. The $0.7 million severance reduction is due to lower than expected costs incurred upon completion of severance payments. The additional $0.3 million for network decommissioning is related to higher than expected costs for demolition of microwave towers.

    In the third quarter of 1999, the Company recorded a charge of approximately $8.3 million relating to the restructuring of the organization and to exit certain foreign operations. The plan was developed prior to the Merger, by the previous Chief Executive Officer, after reviewing the Company's operations. The workforce reduction of 15 employees included management, administrative and foreign sales personnel. The employees were notified of this program during July and August of 1999. During 2000 the severance reserve was increased by $1.9 million due to higher than expected outplacement costs and higher than expected benefits for certain employees. The reduction of $0.4 million for exiting facilities is due lower than expected costs upon completion of those activities.

    The remaining severance and network decommissioning reserves of $0.7 million and $2.0 million, respectively, are expected to be paid by September 30, 2002.

    Activity in the accrued restructuring liabilities recorded in the second and third quarters of 1999 are as follows (in millions):



                                    1999                                  ACCRUED AT                                ACCRUED AT
                                RESTRUCTURING                             DECEMBER 31,                              DECEMBER 31,
                                   CHARGE     UTILIZATIONS  ADJUSTMENTS      1999       UTILIZATIONS   ADJUSTMENTS      2000
                                ------------- ------------  -----------   ------------  ------------   -----------  ------------
SECOND QUARTER:
Severance......................    $  2.8         (1.6)       $  --         $  1.2       $  (0.5)        $ (0.7)       $   --
Network Decommissioning........       3.9         (0.4)        (1.2)           2.3          (1.9)           0.3           0.7
Terminate contractual
  obligations and
  exit facilities..............       6.4         (1.8)        (0.4)           4.2          (1.8)          (2.4)           --
                                   ------        -----        -----         ------       -------         ------        ------
Total Restructuring Costs......    $ 13.1        $(3.8)       $(1.6)        $  7.7       $  (4.2)        $ (2.8)       $  0.7
                                   ======        =====        =====         ======       =======         ======        ======

THIRD QUARTER:
Severance......................    $  7.5         (4.6)       $  --         $  2.9       $  (2.8)        $  1.9        $  2.0
Terminate contractual
   obligations and
   exit facilities.............       0.8         (0.3)          --            0.5          (0.1)          (0.4)           --
                                   ------        -----        -----         ------       -------         ------        ------
Total Restructuring Costs......    $  8.3        $(4.9)       $  --         $  3.4       $  (2.9)        $  1.5        $  2.0
                                   ======        ======       =====         ======       =======         ======        ======

6. LONG-TERM DEBT AND CAPITAL LEASE OBLIGATIONS

    Long-term debt and capital lease obligations consist of the following at December 31, 2000 and 1999 (in millions):

                                                           2000           1999
                                                           ----           ----

9% Senior Subordinated Notes.........................   $   46.0       $   450.0
12 1/2% Senior Notes.................................        0.8             0.8
Capital lease obligations............................        9.1            11.3
PSINet Forward Sale .................................        3.0           133.9
Intercompany payable to Parent Company, net..........      994.8           442.9
Other debt...........................................        3.4             7.3
                                                        --------       ---------
     Total long-term debt and capital
       lease obligations.............................   $1,057.1       $ 1,046.2
Less current portion.................................        8.3             5.9
                                                        --------       ---------
Long-term debt and capital lease obligations.........   $1,048.8       $ 1,040.3
                                                        ========       =========

9% SENIOR SUBORDINATED NOTES

     In 1998, the Company issued $450 million of 9% senior subordinated notes due 2008 ("the 9% notes"). The 9% notes are general unsecured obligations and are subordinate in right of payment to all existing and future senior indebtedness and other liabilities of the Company's subsidiaries. The indenture related to the 9% notes requires the Company to comply with various financial and other covenants and restricts the Company from incurring certain additional indebtedness. In January 2000, $404 million of the 9% senior subordinated notes were redeemed through a tender offer due to the change of control terms in the bond indenture. Accordingly, $46 million of the 9% notes remain outstanding at December 31, 2000.

INTERCOMPANY PAYABLE TO PARENT COMPANY

    The Company relies on the Parent Company for funding its cash requirements. The Parent Company advances the Company cash to fund its operating and investing needs. The Company also provides services to unconsolidated subsidiaries of the Parent Company. The amounts due to the Parent Company of $994.8 at December 31, 2000 are presented net of these receivables.

PSINET FORWARD SALE

    In June and July 1999, Broadwing Communications received approximately $111.8 million from a financial institution in connection with two prepaid forward sale contracts on six million shares of PSINet common stock. This amount is accounted for as notes payable and is collateralized by these six million shares of PSINet common stock owned by the Company.

    Given the significant decline in the value of PSINet common stock during 2000, this liability could be settled for approximately $3 million at December 31, 2000. Accordingly, the Company adjusted the carrying value of this liability to approximately $3 million during the fourth quarter of 2000.

    On January 25, 2001, the Company settled the forward sale liability for approximately 5.8 million shares of PSINet common stock. The difference between the six million shares collateralized and the 5.8 million shares required to settle the liability were sold in the open market on January 25, 2001, generating a pretax gain of $0.5 million.

OTHER

Pursuant to the Company's May 10, 1999 acquisition of Coastal Telecom Limited Company, the Company assumed $10 million in notes payable, of which $3.4 million due in 2001 remains outstanding at December 31, 2000.

In addition, $0.8 million remains outstanding on the 12 1/2% senior notes (original indebtedness of $285.0 million) that were largely eliminated through a tender offer in 1998.

Amounts previously outstanding on the revolving credit facility and the NTFC credit facility were retired as part of the Merger. This early extinguishment of debt resulted in an extraordinary charge of $6.6 million, net of tax, during the post-Merger period of November 10, 1999 to December 31, 1999.

    Annual maturities of long-term debt and minimum payments under capital leases for the five years subsequent to December 31, 2000 are as follows (in millions):

                                                     LONG-TERM       CAPITAL
                                                        DEBT         LEASES           TOTAL
                                                     -----------   ------------    ------------
2001............................................... $     3.4       $   5.4        $    8.8
2002...............................................       3.0           3.0             6.0
2003...............................................       --            1.5             1.5
2004...............................................       --             --              --
2005...............................................       0.8            --             0.8
Thereafter.........................................   1,040.8            --         1,040.8
                                                    ---------       -------        --------
                                                      1,048.0           9.9         1,057.9
Less amounts related to interest...................       --           (0.8)           (0.8)
                                                    ---------       -------        --------
                                                      1,048.0           9.1         1,057.1
Less Current Portion..............................       (3.4)         (4.9)           (8.3)
                                                    ---------       -------        --------
                                                    $ 1,044.6       $   4.2        $1,048.8
                                                    =========       =======        ========

7.   REDEEMABLE PREFERRED STOCK

     In 1997, the Company issued 300,000 shares of 12 1/2% Junior Exchangeable Preferred Stock due 2009. This redeemable preferred stock issue had liquidation preference of $1,000 per share and amounted to a carrying value of $421 million at December 31, 2000. This preferred stock was not included in shareowners equity because it is mandatorily redeemable.

8.   SHAREOWNERS' EQUITY

COMMON STOCK

     The Company's common shares that were outstanding at the date of the Merger were retired on the Merger Date and were replaced by 500,000 shares of the Company's common stock that are entirely owned by the Parent Company.

ADDITIONAL PAID-IN CAPITAL AND ACCUMULATED DEFICIT

     The Company's pre-Merger additional paid-in capital and accumulated deficit were eliminated at the Merger Date. At December 31, 2000 and 1999, the additional paid-in capital balance includes approximately $2.4 billion representing consideration paid by the Parent Company for Broadwing Communications in the Merger. Additional amounts of approximately $500 million at December 31, 2000 relate primarily to the retirement of $404 million of the Company's 9% Notes and $49 million in preferred stock dividends on the 12 1/2% Junior Exchangeable Preferred Stock. The accumulated deficit balance of $509 million at December 31, 2000 reflects the activities of the Company subsequent to the November 9, 1999 Merger Date.

STOCK BASED COMPENSATION

     Prior to the Merger, the Company maintained incentive plans for selected employees. The Company's plans included incentive stock options and non-qualified stock options issued at prices equal to the fair market value of the Company's common stock at the date of grant which expire upon the earlier of 10 years from the date of grant or termination of employment, death, or disability. Effective with the Merger, options outstanding under the Company's plans were converted into options to acquire Broadwing common stock, with the number of shares and exercise price being adjusted in accordance with the exchange ratio of 2.0976 established in the Merger Agreement. All outstanding options under the Company's plans became exercisable and fully vested upon the change in control except for those options issued under the 1998 Plan. The majority of options issued under the 1998 Plan maintained the original vesting schedule. A few selected option grants to executives became exercisable and fully vested according to their agreements.

     In 1996 the Company adopted a phantom stock plan ("the Directors Plan"), pursuant to which $20,000 per year of outside director's fees for certain directors was deferred and treated as if it were invested in shares of the Company's common stock. Compensation expense was determined based on the market price of the shares deemed to have been purchased and was charged to expense over the related period. In 1999, and 1998, the Company recognized $0.3 million, and $0.1 million, respectively, as compensation expense related to the Director's Plan. The Company amended the Directors' Plan in 1998 to allow benefits to be paid in either cash or shares of common stock. At the Merger Date, this plan was eliminated and all amounts due were paid.

     The Company follows the disclosure-only provisions of SFAS 123, "Accounting for Stock-Based Compensation," but applies Accounting Principles Board Opinion 25 and related interpretations in accounting for its plans. The fair value disclosures assume that fair value of option grants was calculated at the date of grant using the Black-Scholes option pricing model with the following assumptions: risk-free interest rates of 5.1% in 2000, 6.4% in 1999, and 5.6% in 1998; no dividend yield; volatility of .489 in 2000, .874 in 1999 and .804 in 1998; and expected option lives of 4 years.

     For purposes of pro forma disclosures, the estimated fair value of the options is amortized to expense over the options' vesting period. Pro forma loss information is as follows (in millions except for weighted average exercise price):

                                                                        COMPANY                        PREDECESSOR
                                                                -------------------------      ---------------------------
                                                                                  YEAR ENDED DECEMBER 31,
                                                                ----------------------------------------------------------
                                                                              PERIOD FROM      PERIOD FROM
                                                                                NOV 10 -         JAN 1 -
                                                                                 DEC 31,          NOV 9,
                                                                   2000           1999            1999             1998
                                                                ---------       ---------      ----------       ----------
     Net loss as reported............................           $ (463.3)       $  (45.5)      $  (281.0)       $  (162.5)
     Pro forma compensation expense,
         net of tax benefits.........................              (22.9)           (0.6)          (12.5)           (74.5)
                                                                --------        --------       ---------         --------
     Pro forma loss..................................           $ (486.2)       $  (46.1)      $  (293.5)        $ (237.0)
                                                                ========        ========       =========         ========

Stock option activity and related information for the year ended December 31, 2000, the period from November 10, 1999 to December 31, 1999, January 1, 1999 to November 9, 1999 and the year ended December 31, 1998 are as follows:

                                                      COMPANY                                   PREDECESSOR
                                      ------------------------------------------    ----------------------------------------
                                                                 DECEMBER 31,          NOVEMBER 9,
                                             2000                   1999                  1999                  1998
                                      ---------------      ---------------------    ------------------   -------------------
                                                 WEIGHTED               WEIGHTED              WEIGHTED              WEIGHTED
                                                 AVERAGE                AVERAGE                AVERAGE              AVERAGE
                                       OPTIONS   EXERCISE     OPTIONS   EXERCISE    OPTIONS   EXERCISE    OPTIONS   EXERCISE
                                      (MILLIONS)  PRICE      (MILLIONS)  PRICE     (MILLIONS)  PRICE     (MILLIONS)  PRICE
                                      ---------  -------     ---------  --------   ---------  --------   ---------  --------
Outstanding at beginning of period.....   14.4     $18.00      15.7     $  16.63      5.4   $ 27.50       3.1      $  17.12
Granted................................    3.1     $30.20       1.2     $  28.96      3.5   $ 37.79       3.2      $  34.34
Exercised..............................   (3.7)    $33.03      (2.1)    $  14.03     (0.5)  $ 15.90      (0.6)     $   8.87
Forfeited..............................   (2.7)    $23.36      (0.4)    $  11.58     (1.0)  $ 29.93      (0.3)     $  25.01
                                        -------                -----                ------              ------
Outstanding at end of period...........   11.1     $20.90      14.4     $  18.00      7.4   $ 32.76       5.4      $  22.71
                                        =======                =====                ======              ======
Weighted average fair value of
options granted during the period...... $12.75                $ 8.40               $ 25.08             $ 21.96
                                        =======                =====                ======              ======

     The following table summarizes outstanding options at December 31, 2000 by price range:


                                            OUTSTANDING                          EXERCISABLE
                              ---------------------------------------     -----------------------
                                             WEIGHTED      WEIGHTED                      WEIGHTED
                                             AVERAGE       AVERAGE                       AVERAGE
       RANGE OF                 OPTIONS      EXERCISE     CONTRACTUAL      OPTIONS       EXERCISE
   EXERCISE PRICES            (MILLIONS)      PRICE          LIFE         (MILLIONS)       PRICE
   ---------------            ----------     --------     -----------     ----------     --------
$ 1.4400 to $17.7100               3.5        $13.19          7.64           2.5          $13.04
$18.3438 to $26.9375               5.2        $21.00          8.59           1.6          $19.95
$27.0000 to $28.9688               1.0        $28.28          8.39           0.1          $27.79
$29.0625 to $38.4063               1.4        $34.24          8.99            --          $   --
                                  ----                                       ---
               Total              11.1        $20.90          8.33           4.2          $16.20
                                  ====        ======          ====           ===          ======

9. CONCENTRATIONS OF CREDIT RISK AND MAJOR CUSTOMERS

    Financial instruments that subject the Company to concentrations of credit risk consist primarily of cash equivalents and trade receivables. The Company places its cash equivalents in quality investments with reputable financial institutions.

    The Company may be subject to credit risk due to concentrations of receivables from companies that are communications providers, internet service providers and cable television companies. The Company performs ongoing credit evaluations of customers' financial condition and typically does not require significant collateral.

    A relatively small number of customers account for a significant amount of the Company's total revenues. Revenues from the Company's ten largest customers accounted for approximately 33%, 38% and 42% of total revenues in 2000, 1999 and 1998, respectively.

10. INCOME TAXES

    Significant components of the provision (benefit) for income taxes attributable to current operations are as follows (in millions):

                                                                  COMPANY                        PREDECESSOR
                                                       ---------------------------        -----------------------
                                                                     PERIOD FROM          PERIOD FROM
                                                                    NOVEMBER 10 TO        JANUARY 1 TO
                                                                     DECEMBER 31,          NOVEMBER 9,
                                                       2000               1999                1999           1998
                                                       ----         --------------        ------------       ----
CURRENT:
  Federal....................................        $ (58.8)          $  12.9              $  --            $  7.1
  State......................................            0.1               4.5                2.0               6.8
                                                     -------           -------              -----            ------
     Total Current...........................          (58.7)             17.4                2.0              13.9
                                                     -------           -------              -----            ------
DEFERRED:
  Federal....................................         (151.7)            (28.7)                --                --
  State......................................          (30.9)             (4.0)                --                --
                                                     -------           -------              -----            ------
     Total deferred..........................         (182.6)            (32.7)                --                --
                                                     -------           -------              -----            ------
Total........................................        $(241.3)          $ (15.3)             $ 2.0            $ 13.9
                                                     =======           =======              =====            ======

    The income tax benefit of $241 million represented a $226 million increase in comparison to the $15 million tax benefit recorded in the prior year. This was primarily the result of the losses from continuing operations, which includes the realized losses on minority-owned investments previously discussed, partially offset by the effect of certain non-deductible expenses such as goodwill amortization and preferred stock dividends treated as minority interest expense.

    The following is a reconciliation of the income tax provision (benefit) attributable to continuing operations computed at the U.S. federal statutory tax rate to the income tax provision (benefit) computed using the Company's effective tax rate for each respective period (in millions):

                                                             COMPANY                        PREDECESSOR
                                                  ------------------------------    -------------------------
                                                                   PERIOD FROM       PERIOD FROM
                                                                  NOVEMBER 10 TO    JANUARY 1 TO
                                                                   DECEMBER 31,      NOVEMBER 9,
                                                   2000               1999              1999           1998
                                                   ----           --------------    ------------       ----
  Tax benefit at federal statutory rate.......    $(246.6)           $(19.0)           $(97.4)       $(28.3)
  State and local income taxes, net of
    federal benefit...........................      (28.8)              0.3             (11.3)          0.3
  Change in valuation allowance...............        8.8               --              108.6          39.7
  Goodwill amortization.......................       24.3               3.2               --            --
  Other differences...........................        1.0               0.2               2.1           2.2
                                                  -------            ------            ------        ------
  Provision (benefit) for income taxes........    $(241.3)           $(15.3)           $  2.0        $ 13.9
                                                  ========           =======           ======        ======

    The income tax provision (benefit) relating to other comprehensive income components was ($56.3) million in 2000, $56.4 million for the period from November 10, 1999 to December 31, 1999 and $93.2 million for the period from January 1 to November 9, 1999. There was no other comprehensive income in 1998.

    Deferred income taxes reflect the tax effect of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes.

Significant components of the Company's deferred tax assets and liabilities are as follows (in millions):

                                                              2000          1999
                                                              ----          ----
DEFERRED TAX ASSETS:
  Net operating loss carryforwards........................    $143.0    $ 126.2
  Investments.............................................      48.8      (72.4)
  Deferred revenue........................................     189.2      193.9
  Other...................................................      55.6       39.7
                                                              ------    -------
       Total deferred tax assets..........................     436.6      287.4
       Valuation allowance................................     (8.8)        --
                                                              ------    -------
  Net deferred tax asset..................................    $427.8    $ 287.4
                                                              ------    -------
DEFERRED TAX LIABILITIES:
  Depreciation and amortization...........................    $272.6    $ 384.4
  Unrealized gain on investments..........................        --       56.4
  Other  .................................................       5.0        8.2
                                                                 ---       ---
  Total deferred tax liability............................     277.6    $ 449.0
                                                              ------    -------
       Net deferred tax asset (liability).................    $150.2    $(161.6)
                                                              ======    =======

     The Company recorded a net decrease in its deferred tax liabilities of $129.2 million in 2000 to account for the tax effect of certain purchase accounting adjustments resulting from the Merger and unrealized losses on investments (net). The corresponding tax benefits associated with such adjustments were accounted for as credits to goodwill and other comprehensive income, and not as a reduction of the deferred tax provision for the current year.

     Tax loss carryforwards will generally expire between 2005 and 2020. U.S. tax laws limit the annual utilization of tax loss carrryforwards of acquired entities. These limitations should not materially impact the utilization of the tax carryforwards.

     The Company has recorded a valuation allowance of $8.8 million as of December 31, 2000 related to certain tax loss carryforwards due to uncertainty of the ultimate realization of such future benefits in certain state and local taxing jurisdictions.

11. RELATED PARTY TRANSACTIONS

    A law firm, of which a former director and shareowner of the Company was a principal, provided certain legal services to the Company in the amount of approximately $0.6 million in 2000, $4.1 million in 1999 and $3.3 million in 1998.

    The Company pays interest on amounts borrowed from its Parent Company at a rate based on the weighted average borrowing rate of the credit facility of the Parent. As of December 31, 2000 and 1999, the Company had net outstanding loans of $994.8 million and $442.9 million, respectively, from its Parent Company.

    In the ordinary course of business, the Company provides and receives certain services from wholly owned subsidiaries of the Parent Company. The Company's transactions with these entities totaled $34.1 million in revenue and $8.1 million in costs during 2000.

12. FAIR VALUE OF FINANCIAL INSTRUMENTS

    The following methods and assumptions were used to estimate where practicable, the fair value of each class of financial instruments:

    CASH AND CASH EQUIVALENTS AND SHORT-TERM DEBT: The carrying amount approximates fair value because of the short-term maturity of these instruments.

    ACCOUNTS RECEIVABLE AND ACCOUNTS PAYABLE: The carrying amounts reported in the balance sheet for accounts receivable and accounts payable approximate fair value.

    NOTES RECEIVABLE: The carrying amounts reported in the balance sheet for notes receivable approximate fair value because of the short-term nature of the notes and because their interest rates are comparable to current rates.

    MARKETABLE SECURITIES: The fair values of marketable securities are based on quoted market prices.

    LONG-TERM DEBT: The fair value is estimated based on year-end closing market prices of the Company's debt and of similar liabilities. The carrying amounts at December 31, 2000 and 1999, including the intercompany payable to the Parent Company, were $1,048.8 million and $1,040.3 million, respectively, which approximates fair market value. Long-term debt also includes the forward sale of six million shares of PSINet common stock, as further described in Note 6. The Company is adjusting the carrying amount of this liability as required by the forward sale agreement. The carrying amount of this obligation at December 31, 2000 was $3.0 million.

    CONVERTIBLE PREFERRED STOCK: The fair value of the 12 1/2% Exchangeable Preferred Stock is $379.4 million and $435.5 million, and is based on the trading value of this instrument at December 31, 2000, and 1999, respectively.

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

13. COMMITMENTS AND CONTINGENCIES

LEASE COMMITMENTS

         Lease expense relating to facilities and equipment, excluding amortization of fiber exchange agreements, was approximately $23.5 million, $19.1 million and $10.3 million for the years ending December 31, 2000, 1999, and 1998, respectively.

At December 31, 2000, the total minimum annual rental commitments under noncancelable leases are as follows:

                                    OPERATING
MILLIONS OF DOLLARS                   LEASES                 CAPITAL LEASES
--------------------------------------------------------------------------------
2001                                $   16.5                     $  5.4
2002                                    14.6                        3.0
2003                                    13.5                        1.5
2004                                    12.5                        -
2005                                    11.4                        -
Thereafter                              46.2                        -
--------------------------------------------------------------------------------
Total                               $  114.7                        9.9

Amount representing interest                                       (0.8)
--------------------------------------------------------------------------------

Present value of net minimum lease payments                      $  9.1
--------------------------------------------------------------------------------

COMMITMENTS

    In order to satisfy the contractual commitments that the Company has entered into with respect to IRU agreements and network construction projects, approximately 2,700 route miles must be constructed at an approximate cost of $88 million.

    Furthermore, the Company has entered into a purchase commitment with Corvis Corporation ("Corvis") a Columbia, Maryland-based manufacturer of optical network equipment. The agreement specifies that the Company will purchase $200 million worth of optical network equipment from Corvis over a two-year period beginning in July 2000. As of December 31, 2000, the Company has satisfied $89 million of this purchase commitment.

CONTINGENCIES

    In the normal course of business, the Company is subject to various regulatory proceedings, lawsuits, claims and other matters. Such matters are subject to many uncertainties and outcomes are not predictable with assurance.

    A total of twenty-six Equal Employment Opportunity Commission ("EEOC") charges were filed beginning in September 1999 by current Broadwing Communications Inc. employees located in the Houston office (formerly Coastal Telephone, acquired by the Company in May 1999) alleging sexual harassment, race discrimination and retaliation. After completing its internal investigation of the charges and cooperating fully with the EEOC, the Company and the complainants participated in a voluntary mediation proceeding conducted by the EEOC. Through the mediation process, the Company was able to reach settlement with all twenty-six complainants. The Company also entered into a Conciliation Agreement with the EEOC.

     In the course of closing the Company's Merger with IXC, the Company became aware of IXC's possible non-compliance with certain requirements under state and federal environmental laws. Since the Company is committed to compliance with environmental laws, management decided to undertake a voluntary environmental compliance audit of the IXC facilities and operations and, by letter dated November 9, 1999, disclosed potential non-compliance at the IXC facilities to the U.S. Environmental Protection Agency ("EPA") under the Agency's Self-Policing Policy. The Company made similar voluntary disclosures to various state authorities. The EPA determined that IXC appears to have satisfied the "prompt disclosure" requirement of the Self-Policing Policy for the Company to complete its environmental audit of all IXC facilities and report any violations to the Agency. The Company has filed its preliminary environmental audit report with the EPA and is currently working with the EPA and several state environmental protection agencies to bring the Company into compliance with all applicable regulations, and to develop internal procedures to ensure future compliance.

    The Company believes that the resolution of such matters for amounts in excess of those reflected in the consolidated financial statements would not likely have a materially adverse effect on the Company's financial condition, results of operations and cash flows.

14. VALUATION AND QUALIFYING ACCOUNTS

    Activity in the Company's valuation and qualifying accounts was as follows (in millions):

                                                            BALANCE
                                                           BEGINNING    CHARGED TO                             BALANCE
ALLOWANCE FOR DOUBTFUL ACCOUNTS                            OF PERIOD     REVENUE        DEDUCTIONS           END OF PERIOD
--------------------------------------------               ---------    ----------      ----------           ------------
 Year ended December 31, 2000...................           $ 36.0         $ 52.0           $ 55.8              $ 32.2
 Period from November 10 to December 31, 1999...           $ 45.3         $  5.1           $ 14.4              $ 36.0

 Period from January 1 to November 9, 1999......           $ 16.7         $ 75.1           $ 46.5              $ 45.3
 Year ended December 31, 1998...................           $ 13.1         $ 55.1           $ 51.5              $ 16.7

                                                            BALANCE
                                                           BEGINNING    CHARGED TO                             BALANCE
DEFERRED TAX VALUATION ALLOWANCE                           OF PERIOD      EXPENSE       DEDUCTIONS           END OF PERIOD
--------------------------------------------               ---------    ----------      ----------           ------------
 Year ended December 31, 2000...................           $   --         $  8.8           $   --              $  8.8
 Period from November 10 to December 31, 1999...           $   --         $   --           $   --              $   --

 Period from January 1 to November 9, 1999......           $   --         $   --           $   --              $   --
 Year ended December 31, 1998...................           $   --         $   --           $   --              $   --

15. QUARTERLY RESULTS (UNAUDITED)

The following table presents certain unaudited quarterly financial information for each quarter in 1999 and 2000. This information was prepared on the same basis as the audited financial statements appearing elsewhere in this Form 10-K. The operating results for any quarter are not necessarily indicative of results for any future period. The Company may experience substantial fluctuations in quarterly results in the future as a result of various factors, including customer turnover, price competition and the success of the Company's customers.


                                                 PREDECESSOR                                      COMPANY
                           ------------------------------------------------------    ------------------------------------
                                            1999 QUARTER ENDED                                 2000 QUARTER ENDED
                           ------------------------------------------------------    ------------------------------------
                                                           OCT 1 -       NOV 10 -
                           MAR 31     JUN 30     SEP 30    NOV 9         DEC 31      MAR 31    JUN 30    SEP 30    DEC 31
                           ------     ------     ------    -----         ------      ------    ------    ------    ------

                                                              (DOLLARS IN MILLIONS)
STATEMENT OF OPERATIONS
DATA:

Revenues                   $161.4     $ 157.9    $170.1    $ 78.8        $  99.0     $212.0    $ 239.5   $264.2   $ 284.0

Operating expenses:
Cost of providing services
   And products sold        104.8       108.3     106.4      46.9           60.7      125.2      139.2    158.9     173.6

Selling, general and
   administrative            51.8        61.0      66.3      31.5           38.1       89.0       74.2     78.3      80.0

Depreciation and
   amortization              36.3        39.5      50.7      21.1           46.7       74.7       72.2     78.1      80.9

Restructuring                 -          13.1       6.7       -              -         -           -        -         -

Merger and other
   infrequent costs           0.1        12.8       1.1      23.9            -         -           -        -         -

   Operating loss           (31.6)      (76.8)    (61.1)    (44.6)         (46.5)     (76.9)     (46.1)   (51.1)    (50.5)

Net loss from
   operations before
   extraordinary items      (42.2)     (114.2)    (69.1)    (55.5)         (38.9)     (61.2)     (47.3)   (52.7)   (302.1)

Extraordinary items           -           -         -         -             (6.6)      -           -        -         -

Net loss                   $(42.2)    $(114.2)   $(69.1)   $(55.5)       $ (45.5)    $(61.2)   $ (47.3)  $(52.7)  $(302.1)

    In the fourth quarter of 2000, the Company incurred a pretax charge of $395 million in order to write down its portfolio of equity investments to market value on December 31, 2000.

    Revenues and expenses appearing in the above table have been restated to reflect the adoption of SAB 101 on January 1, 2000. There was no effect on operating or net income.

16. SEGMENT REPORTING

    In accordance with Statement of Financial Accounting Standard No. 131, "Disclosures About Segments of an Enterprise and Related Information", the operations of the Company comprise a single segment and are reported as such to the Chief Executive Officer of the Parent Company, who functions in the role of chief operating decision maker for the Company.

         The table below presents revenues for groups of similar products and services (in millions):


                                        COMPANY                          PREDECESSOR
                                 -----------------------            --------------------
                                              NOV 10 -              JAN 1 -
                                               DEC 31               NOV 9,
YEAR ENDED DECEMBER 31,            2000         1999                 1999         1998
----------------------------------------------------------------------------------------
Broadband Transport              $ 393.2      $   42.6              $ 258.5      $ 225.4
Switched Services                  408.6          43.3                263.7        414.4
Data and Internet                   64.8           4.8                 18.7          9.0
Other                              133.1           8.3                 27.3         19.8
                                 -------      --------              -------      -------
                                 $ 999.7      $  99.0               $ 568.2      $ 668.6
                                 =======      ========              =======      =======

17. ADDITIONAL FINANCIAL INFORMATION

         The Company's property, plant and equipment consisted of the following (in millions):


YEAR ENDED DECEMBER 31,                             2000            1999
--------------------------------------------------------------------------------
Land and rights of way                           $  152.0        $  150.3
Buildings and leasehold improvements                226.3           253.8
Transmission systems                              1,503.7         1,081.5
Furniture, vehicles and other                        26.2            20.9
Fiber usage rights                                   40.5            40.6
Construction in process                             449.6           207.1
                                                 --------        --------
Subtotal                                          2,398.3         1,754.2
Less:  Accumulated depreciation                    (294.4)          (27.8)
                                                 --------        --------
Property, plant and equipment, net               $2,103.9        $1,726.4
                                                 ========        ========




    The Company's goodwill and other intangibles consisted of the following (in millions):


YEAR ENDED DECEMBER 31,                            2000          1999
---------------------------------------------------------------------------
Goodwill                                      $  2,168.5       $  2,180.0
Other intangibles                                  428.2            397.2
                                                --------         --------
Subtotal                                         2,596.7          2,577.2
Less:  Accumulated amortization                   (129.1)           (15.9)
                                                --------         --------
Goodwill and other intangibles,net            $  2,467.6       $  2,561.3
                                                ========         ========

    The Company's receivables consisted of the following (in millions):


DECEMBER 31,                                        2000        1999
-------------------------------------------------------------------------
Trade receivables                                   174.1        84.6
Unbilled receivables                                 47.6        24.8
                                                   ------      ------
Subtotal                                            221.7       109.4
Less:  Allowance for doubtful accounts              (32.2)      (36.0)
                                                   ------      ------
Receivables, net                                    189.5        73.4
                                                   ======      ======

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

    The Company has had no disagreements with its accountants on any accounting or financial disclosure, auditing scope or procedure during the periods reported in these financial statements.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

         Set forth in the table below are the names, ages (as of March 20, 2001) and current offices held by all executive officers and the sole director of the Company.


                                                                                              EXECUTIVE
NAME                       AGE          POSITION WITH COMPANY                               OFFICER SINCE

Richard G. Ellenberger       48        Chief Executive Officer and Director                      1999
Richard S. Pontin            47        President and Chief Operations Officer                    1999
Kevin W. Mooney              42        Chief Financial Officer                                   1999
Thomas Schilling             37        Senior Vice President-Finance                             1999
Jeffrey C. Smith (b)         49        Chief Legal/Administrative Officer                        1997
David A. Torline             51        Chief Information Officer                                 1999
Mark W. Peterson             46        Treasurer                                                 1999
Thomas E. Taylor (a)         54        Secretary                                                 1999
Dominick J. DeAngelo         58        President, Internet Data Services                              1999


    (a) Mr. Taylor retired from the Company on February 21, 2001. The Company appointed Jeffrey C. Smith to assume the duties of General Counsel and Secretary, effective on February 21, 2001. This change was further discussed in the Parent Company's press release on this matter on February 21, 2001 and in a Report on Form 8-K filed with the Securities and Exchange Commission, date of report February 20, 2001.

    (b)    Mr. Smith has been appointed by the Parent Company to succeed Thomas
           E. Taylor as General Counsel and Secretary, effective February 21, 2001.

    Executive officers of the Company are elected by and serve at the discretion of the Board. None of the executive officers has any family relationship to any nominee for director or to any other executive officer of the Company. Set forth below is a brief description of the business experience for the previous five years of all non-director executive officers.

RICHARD G. ELLENBERGER, Chief Executive Officer and sole Director of the Company since November 9, 1999; President and Chief Executive Officer of Broadwing Inc. since March 1, 1999; Chief Operating Officer of Broadwing Inc. from July 1, 1998 to March 1, 1999; President and Chief Executive Officer of Cincinnati Bell Telephone from 1997-1998; Chief Executive Officer of XLConnect, 1996-1997; President, Business Services of MCI Telecommunications, 1995-1996; Senior Vice President, Worldwide Sales of MCI Telecommunications, 1994-1995; Senior Vice President, Branch Operations of MCI Telecommunications, 1993-1994; Vice President, Southeast Region of MCI Telecommunications, 1992-1993.

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

KEVIN W. MOONEY, Chief Financial Officer of the Company since November 9, 1999; Executive Vice President and Chief Financial Officer of Broadwing Inc. since September 1, 1998; Senior Vice President and Chief Financial Officer of Cincinnati Bell Telephone since January 1998; Vice President and Controller of Cincinnati Bell Inc., September 1996 to January 1998; Vice President of Financial Planning and Analysis of Cincinnati Bell Inc., January 1994 to September 1996; Director of Financial Planning and Analysis of Cincinnati Bell Inc., 1990-1994.

THOMAS SCHILLING, Senior Vice President of Finance of the Company since December 1999; Chief Financial Officer of AutoTrader.com from November 1998 to December, 1999; Managing Director of MCI Systemhouse from March 1997, to November 1998; Director of Finance of MCI Business Markets Division from November 1995 to March 1997.

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

MARK W. PETERSON, Vice President and Treasurer of Broadwing Inc. and Treasurer of Broadwing Communications since March 1999; Vice President and Assistant Treasurer of Sprint Corporation from July 1996 to February 1999; Senior Advisor of Barents Group LLC, a subsidiary of KPMG Peat Marwick from August 1994 to June1996; Vice President-Risk Management of Enron Corporation from July 1991 to July 1994.

THOMAS E. TAYLOR, General Counsel and Secretary of the Company from November 9, 1999 to February 21, 2001; General Counsel and Secretary of Broadwing Inc. from September 1998 to February 21, 2001; Senior Vice President and General Counsel of Cincinnati Bell Telephone from August 1996 to February 21, 2001; Partner at law firm of Frost & Jacobs from July 1987 to August 1996.

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

ITEM 11.  EXECUTIVE COMPENSATION

         The information required by this item will be contained in the Company's Information Statement to be filed with the Commission within 120 days after December 31, 2000, and is incorporated herein by reference.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
          MANAGEMENT

         The information required by this item will be contained in the Company's Information Statement to be filed with the Commission within 120 days after December 31, 2000, and is incorporated herein by reference.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

         The information required by this item will be contained in the Company's Information Statement to be filed with the Commission within 120 days after December 31, 2000, and is incorporated herein by reference.

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

3.1 Restated Certificate of Incorporation of IXC Communications, Inc., as amended.

3.2 Bylaws of Broadwing Communications Inc., as amended (incorporated by reference to Exhibit 3.2 of Form 10-Q for the quarter ended September 30, 1999 and filed on January 7, 2000, file number 1-5367).

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

4.2 Form of 12 1/2% Series A Senior Notes due 2005 (incorporated by reference to Exhibit 4.6 of the S.4)

4.3 Form of 12 1/2% Series B Senior Notes due 2005 and Subsidiary Guarantee (incorporated by reference to Exhibit 4.8 of IXC Communications, Inc.'s Amendment No. 1 to Registration Statement on Form S-1 filed with the Commission on June 13, 1996 (File No. 333-4061) (the "S-1 Amendment").

4.4 Amendment No. 1 to Indenture and Subsidiary Guarantee dated as of June 4, 1996, by and among IXC Communications, Inc., the Guarantors and the Trustee (incorporated by reference to Exhibit 4.11 of the S-1 Amendment).

4.5 Indenture dated as of August 15, 1997, between IXC Communications, Inc. and The Bank of New York (incorporated by reference to Exhibit 4.2 of IXC Communications, Inc.'s Current Report on Form 8-K dated August 20, 1997, and filed with the Commission on August 28, 1997 (the "8-K").

4.6 First Supplemental Indenture dated as of October 23, 1997, among IXC Communications, Inc., the Guarantors, IXC International, Inc. and IBJ Shroder Bank & Trust Company (incorporated by reference to Exhibit 4.13 of IXC Communications, Inc.'s Annual Report on Form 10-K for the year ended December 31, 1997, and filed with the Commission on March 16, 1998 (the "1997 10-K").

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

4.9 Fourth Supplemental Indenture dated as of April 3, 1998, among IXC Communications, Inc., the Guarantors, IXC Internet Services, Inc., IXC International, Inc., and IBJ Schroder Bank & Trust Company (incorporated by reference to Exhibit 4.15 of IXC Communications, Inc.'s Registration Statement on Form S-3 filed with the Commission on May 12, 1998 (File No. 333-52433).

4.10 Purchase Agreement dated as of April 16, 1998, by and among IXC Communications, Inc., CS First Boston, Merrill, Morgan Stanley and Nations bank Montgomery Securities LLC (incorporated by reference to
         Exhibit 4.1 of IXC Communications, Inc.'s Current Report on Form 8-K dated April 21, 1998, and filed with the Commission on April 22, 1998 (the "April 22, 1998 8-K").

4.11 Indenture dated as of April 21, 1998, between IXC Communications, Inc. and IBJ Schroder Bank & Trust Company, as Trustee (incorporated by reference to Exhibit 4.3 of the April 22, 1998 8-K).

10.1 Office Lease dated as of June 21, 1989 with USAA Real Estate Company, as amended (incorporated by reference to Exhibit 10.1 of the S-4).

10.2 Equipment Lease dated as of December 1, 1994, by and between DSC Finance Corporation and Switched Services Communications, L.L.C.; Assignment Agreement dated as of December 1,1994, by and between Switched Services Communications, L.L.C. and DSC Finance Corporation; and Guaranty dated December 1, 1994, made in favor of DSC Finance Corporation by IXC Communications, Inc. (incorporated by reference to
         Exhibit 10.2 of the S-4).

10.3 Amended and Restated Development Agreement by and between Intertech Management Group, Inc. and IXC Long Distance, Inc. (incorporated by reference to Exhibit 10.7 of IXC Communications, Inc.'s and the Guarantors' Amendment No. 1 to Registration Statement on FormS-4 filed with the Commission on May 20, 1996 (File No. 333-2936) ("Amendment No. 1 toS-4").

10.4 Third Amended and Restated Service Agreement dated as of April 16, 1998, among IXC Long Distance, Inc., IXC Carrier, Inc., IXC Broadband, Inc. and Excel Telecommunications, Inc. (incorporated by reference to
         Exhibit 10.6 of IXC Communications, Inc.'s quarterly Report on Form 10-Q for the quarter ended June 30, 1998, filed with the Commission on May 15, 1998 (the "June 30, 1998 10-Q").

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

10.8 IRU and Stock Purchase Agreement dated as of July 22, 1997, between IXC Internet Services, Inc. and PSINet Inc. (incorporated by reference to
         Exhibit 10.19 of IXC Communications, Inc.'s Amendment No. 1 to Form 10-Q/A for the quarter ended September 30, 1997 filed with the Commission on December 12, 1997 (the "September 30, 1997 10-Q/A").

10.9 Joint Marketing and Services Agreement dated as of July 22, 1997, between IXC Internet Services, Inc. and PSINet Inc. (incorporated by reference to Exhibit 10.20 of the September 30,1997 10-Q/A).

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

10.23 Letter regarding termination of employment of Benjamin Scott dated August 24, 1999.

10.24 Employment Agreement dated as of November 9, 1999, by and between Broadwing Communications, Inc. and Dominick J. DeAngelo.

21.1     Subsidiaries of Broadwing Communications Inc.

24.1     Powers of Attorney

    Upon request the Company will furnish a copy of the Proxy Statement, portions of which are incorporated by reference, to its security holders, without charge. The Company will furnish any other exhibit at cost.

    (b)  REPORTS ON FORM 8-K.

         No reports on Form 8-K were filed during the quarter ended December 31, 2000.

SIGNATURES

    Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



                          BROADWING COMMUNICATIONS INC.
March 9, 2001                  By   /s/ Kevin W. Mooney
                                    -------------------
                                        Kevin W. Mooney
                                        Chief Financial Officer

    Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated.

SIGNATURE                        TITLE                        DATE

                               Principal Executive Officer;   March 9, 2001
RICHARD G. ELLENBERGER         Chief Executive Officer
----------------------         and Director
Richard G. Ellenberger


                               Chief Financial Officer;       March 9, 2001
KEVIN W. MOONEY                Principal Financial and
---------------                Accounting Officer
Kevin W. Mooney