Form 10-Q
period 2001-03-31
BROADWING COMMUNICATIONS INC
filed 2001-05-15
CIK 1009532

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                    FORM 10-Q


            X  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                  FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2001

                                       OR

            __   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

              For the transition period from ________ to ________


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

The number of shares of Preferred Stock outstanding was 395,210 on April 30, 2001.

                                TABLE OF CONTENTS

                          PART I. FINANCIAL INFORMATION


DESCRIPTION                                                                PAGE
Item 1.    Financial Statements

           Condensed Consolidated Statements of Income and
           Comprehensive Income (Loss) (Unaudited) Three Months Ended
           March 31, 2001 and 2000                                            1

           Condensed Consolidated Balance Sheets
           March 31, 2001 (Unaudited) and December 31, 2000                   2

           Condensed Consolidated Statements of Cash Flows (Unaudited)
           Three Months Ended March 31, 2001 and 2000                         3

           Notes to Condensed Consolidated Financial Statements               4

Item 2.    Management's Discussion and Analysis of Financial Condition
           And Results of Operations                                          9

Item 3.    Quantitative and Qualitative Disclosures About Market Risk        14


                           PART II. OTHER INFORMATION

DESCRIPTION                                                                PAGE

Item 1.    Legal Proceedings                                                 15

Item 2.    Changes in Securities and Use of Proceeds                         15

Item 3.    Defaults Upon Senior Securities                                   15

Item 4.    Submission of Matters to a Vote of Security Holders               15

Item 5.    Other Information                                                 15

Item 6.    Exhibits and Reports on Form 8-K                                  15

           Signature                                                         16

Form 10-Q Part I                                  Broadwing Communications Inc.

CONDENSED CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME (LOSS)
                            (Millions of Dollars)
                                 (Unaudited)

                                                           Three Months
                                                           Ended March 31,
                                                    ---------------------------
                                                       2001              2000
                                                    ---------          --------
REVENUES
  Broadband transport                               $   111.7          $   90.3
  Switched services                                     103.9             103.0
  Data and Internet                                      27.0               9.7
  Other services                                         54.0               9.0
                                                    ---------          --------
    Total revenues                                      296.6             212.0
                                                    ---------          --------
COSTS AND EXPENSES
  Cost of providing services
    and products sold                                   178.8             125.2
  Selling, general and administrative                    84.7              89.0
  Depreciation                                           59.2              47.6
  Amortization                                           27.6              27.1
                                                    ---------          --------
    Total costs and expenses                            350.3             288.9
                                                    ---------          --------
OPERATING LOSS                                          (53.7)            (76.9)

Gain on investments, net                                 15.5                --
Equity loss in unconsolidated entities                    3.3               2.0
Interest expense                                         19.2              12.9
Other income (expense), net                              (0.5)              0.2
                                                    ---------          --------
Loss before income taxes                                (61.2)            (91.6)

Income tax benefit                                      (15.3)            (30.4)
                                                    ---------          --------
NET LOSS                                                (45.9)            (61.2)

Other comprehensive income, net of tax:
Unrealized gain on investments                             --              27.3
                                                    ---------          --------
COMPREHENSIVE LOSS                                  $   (45.9)         $  (33.9)
                                                    =========          ========

                       See Notes to Financial Statements.

Form 10-Q Part I                                   Broadwing Communications Inc.

                      CONDENSED CONSOLIDATED BALANCE SHEETS
                 (Millions of Dollars, Except Per Share Amounts)

                                                                              (Unaudited)
                                                                               March 31,      December 31,
                                                                                 2001            2000
                                                                             ------------     ------------
                                     ASSETS
Current Assets
  Cash and cash equivalents                                                  $       13.8     $    30.4
  Receivables, less allowances of $40.7 and $32.2, respectively                     232.4         189.5
  Prepaid expenses and other current assets                                          18.3          20.1
                                                                             ------------     ------------
          Total current assets                                                      264.5         240.0

Property, plant and equipment, net                                                2,194.4       2,103.9
Goodwill and other intangibles, net                                               2,440.9       2,467.6
Investments in other entities                                                         6.4          26.4
Deferred income tax benefits                                                        168.2         152.8
Other noncurrent assets                                                               3.2           3.5
                                                                             ------------     ------------
          Total Assets                                                       $    5,077.6     $ 4,994.2
                                                                             ============     ============


                       LIABILITIES AND SHAREOWNER'S EQUITY
Current Liabilities
  Short-term debt                                                            $        4.4     $     8.3
  Accounts payable                                                                  194.1         180.6
  Accrued service cost                                                               53.1          67.6
  Accrued taxes.                                                                     45.0          48.5
  Current portion of unearned revenue and customer deposits                          54.8          54.6
  Deferred income tax liabilities                                                     2.1           2.6
  Other current liabilities                                                          77.8          74.0
                                                                             ------------     ------------
          Total current liabilities                                                 431.3         436.2

Long-term debt, less current portion                                                 50.3          54.0
Unearned revenue, less current portion                                              597.4         611.0
Intercompany payable to Parent Company                                            1,120.1         994.8
Other long-term liabilities                                                          80.9          83.2
                                                                             ------------     ------------
          Total liabilities                                                       2,280.0       2,179.2

12 1/2% Junior Exchangeable Preferred Stock; $.01 par value;
  authorized - 3,000,000 shares of all classes of preferred stock;
  395,210 shares issued and outstanding and aggregate liquidation
  preference of $401.4 at March 31, 2001 and December 31, 2000                      422.8         421.0

Commitments and Contingencies

Shareowner's Equity
  Common shares, $.01 par value, 1,000,000 shares authorized;
     500,000 shares issued and outstanding                                             --            --
  Additional paid-in capital                                                      2,929.5       2,902.8
  Accumulated deficit                                                              (554.7)       (508.8)
                                                                             ------------     ------------
          Total shareowner's equity                                               2,374.8       2,394.0
                                                                             ------------     ------------

Total Liabilities and Shareowner's Equity                                    $    5,077.6     $ 4,994.2
                                                                             ============     ============

                       See Notes to Financial Statements.

Form 10-Q Part I                                   Broadwing Communications Inc.

                  CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                              (Millions of Dollars)
                                    (Unaudited)

                                                           Three Months
                                                           Ended March 31,
                                                    ------------------------
                                                       2001           2000
                                                    ---------       --------
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss                                             $  (45.9)      $ (61.2)
Adjustments to reconcile net loss to cash
   used in operating activities:
  Depreciation                                           59.2          47.6
  Amortization                                           27.6          27.1
  Provision for loss on receivables                      29.8           6.5
  Gain on investments, net                              (15.5)           --
  Deferred income taxes                                 (22.2)        (30.4)
  Equity loss in unconsolidated entities                  3.3           2.0
  Other, net                                              0.9           1.9

Changes in operating assets and liabilities
  Increase in receivables                               (72.7)        (31.4)
  Decrease in other current assets                        1.9           5.3
  Increase in accounts payable                           13.5           2.2
  Decrease in other current liabilities                  (8.1)         (6.6)
  Decrease in unearned revenue                          (13.4)           --
  Decrease in other assets and liabilities, net            --          (3.1)
                                                    ---------       --------
    Net cash used in operating activities               (41.6)        (40.1)
                                                    ---------       --------

CASH FLOWS FROM INVESTING ACTIVITIES
  Capital expenditures                                 (150.3)        (88.9)
  Proceeds from sale of investments                      28.9           8.2
                                                    ---------       --------
    Net cash used in investing activities              (121.4)        (80.7)
                                                    ---------       --------

CASH FLOWS FROM FINANCING ACTIVITIES
  Proceeds from Parent Company loan                     163.4         485.1
  Repayment of long-term debt                            (5.1)       (409.4)
  Preferred stock dividends paid                        (12.4)        (12.4)
  Other, net                                              0.5           1.3
                                                    ---------       --------
    Net cash provided by financing activities           146.4          64.6
                                                    ---------       --------
Net decrease in cash and cash equivalents               (16.6)        (56.2)
Cash and cash equivalents at beginning of period         30.4          56.2
                                                    ---------       --------
Cash and cash equivalents at end of period          $    13.8       $    --
                                                    =========       ========

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Cash paid for:
  Income taxes, net of refunds                      $     0.2       $    --
                                                    =========       ========
  Interest, net of amount capitalized               $     3.7       $   4.3
                                                    =========       ========
Non-cash investing and financing activities:
    Accretion of preferred stock                    $     0.7       $   0.5
                                                    =========       ========

                        See Notes to Financial Statements

Form 10-Q Part I                                  Broadwing Communications Inc.

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

1.   BASIS OF PRESENTATION

     Broadwing Communications Inc. ("the Company") is an Austin, Texas based provider of communications services. The Company utilizes its advanced optical network consisting of more than 18,250 route miles to provide broadband transport, Internet services and long distance. The Company also offers data collocation, information technology consulting, network construction and other services and provides network capacity and fibers in the form of indefeasible right of use ("IRU") agreements. The Company is a wholly-owned subsidiary of Broadwing Inc. ("the Parent Company").

     The consolidated financial statements of the Company been prepared pursuant to the rules and regulations of the Securities and Exchange Commission ("SEC") and, in the opinion of management, include all adjustments necessary for a fair presentation of the results of operations, financial position and cash flows for each period shown. All adjustments are of a normal and recurring nature except for those outlined in Note 3. Certain prior year amounts have been reclassified to conform to the current classifications with no effect on financial results. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to SEC rules and regulations. The December 31, 2000 condensed balance sheet was derived from audited financial statements, but does not include all disclosures required by generally accepted accounting principles. It is suggested that these financial statements be read in conjunction with financial statements and notes thereto included in the Company's 2000 Annual Report on Form 10-K.

2.   INVESTMENTS IN OTHER ENTITIES

     PSINET, INC.

     The Company liquidated its entire investment in PSINet during the first quarter of 2001. Proceeds from the sale of this investment totaled $29 million and resulted in recognition of a gain of $17 million during the quarter.

     APPLIED THEORY, INC.

     The Company holds a 21.5% ownership interest in Applied Theory Communications Inc., a New York-based Internet service provider.

     The market value of the Company's investment at the beginning of 2001 was approximately $12 million, following the write-off of a portion of the investment in the fourth quarter of 2000 due to an impairment that was deemed to be "other than temporary." During the first quarter of 2001, the Company recognized an additional impairment charge of $2 million as a result of a further decline in the market value of the investment. The Company also recognized approximately $3 million in equity losses pertaining to its investment in Applied Theory, which is reflected in the Condensed Consolidated Statement of Income and

Form 10-Q Part I                                  Broadwing Communications Inc.

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

     Comprehensive Income (Loss) under the caption "Equity loss in unconsolidated entities." In addition, during the first quarter of 2001, the Company sold 178,300 shares of Applied Theory at an average price of $1.22 per share, resulting in a loss of approximately $0.2 million.

     The combination of the impairment charge, equity losses and investment sales reduced the carrying value of this investment to $6 million as of March 31, 2001.

3.   RESTRUCTURING CHARGES

     In the second quarter of 1999, the Company recorded a charge of approximately $13.9 million to exit certain operations in the switched wholesale business. The restructuring charge consisted of severance and various other costs associated with workforce reduction, network decommissioning, and various terminations. The workforce reduction of 94 people included employees contributing to the sales and network operations functions. The remaining reserve of $0.6 million related to network decommissioning is expected to be paid by June 30, 2001.

     In the third quarter of 1999, the Company recorded a charge of approximately $8.3 million relating to the restructuring of the organization and the exit certain foreign operations. The plan was developed prior to the merger with the Parent Company, by the previous Chief Executive Officer, after reviewing the Company's operations. The workforce reduction of 15 employees included management, administrative and foreign sales personnel. The remaining severance reserve of $1.9 million is expected to be paid by September 30, 2002.

     Included in the allocation of the cost to acquire the Company in the fourth quarter of 1999, were restructuring costs associated with initiatives to integrate operations of the Company with its Parent Company. The restructuring costs recorded in 1999 included the costs of involuntary employee separation benefits related to 263 employees of the Company. As of March 31, 2001, all of the employee separations had been completed. The restructuring plans also included costs associated with the closure of a number of technical and customer support facilities, the decommissioning of certain switching equipment, and the termination of contracts with vendors. The Company expects that most of these restructuring actions will be complete by September 30, 2001, and will result in cash outlays of $3.2 million over the next two quarters.

     Activity in the first quarter of 2001 related to the accrued restructuring liabilities was as follows (in millions):

Form 10-Q Part I                                  Broadwing Communications Inc.

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

                                                Balance at                           Balance at
                                            December 31, 2000     Expenditures     March 31, 2001
                                            -----------------     ------------     --------------
     SECOND QUARTER RESTRUCTURING:
     Employee separations                       $   --               $   --             $  --
     Network decommissioning                       0.7                  0.1               0.6
     Terminate contractual obligations
     and exit facilities                            --                   --                --
                                                -------               ------            ------
     Total                                      $  0.7                $ 0.1             $ 0.6
                                                =======               ======            ======

     THIRD QUARTER RESTRUCTURING:
     Employee separations                       $  2.0                $ 0.1             $ 1.9
     Terminate contractual obligations
     and exit facilities                            --                   --                --
                                                -------               ------            ------
     Total                                      $  2.0                $ 0.1             $ 1.9
                                                =======               ======            ======

     FOURTH QUARTER RESTRUCTURING:
     Employee separations                       $   --                $  --             $  --
     Facility closure costs                        1.8                  0.2               1.6
     Relocation                                    0.1                   --               0.1
     Other exit costs                              1.5                   --               1.5
                                                -------               ------            ------
     Total                                      $  3.4                $ 0.2             $ 3.2
                                                =======               ======            ======

4.   DEBT

     The Company's debt consists of the following at March 31, 2001 and December 31, 2000 (in millions):

                                                     March 31,       December 31,
                                                       2001              2000
                                                    ----------       ------------
     9% Senior Subordinated Notes                   $     46.0       $       46.0
     Capital lease obligations                             7.9                9.1
     PSINet Forward Sale                                    --                3.0
     Intercompany payable to Parent Company, net       1,120.1              994.8
     12 1/2% Senior Notes                                  0.8                0.8
     Other debt                                             --                3.4
                                                    ----------       ------------
          Total long-term debt                      $  1,174.8       $    1,057.1
     Less current portion                                  4.4                8.3
                                                    ----------       ------------
     Long-term debt                                 $  1,170.4       $    1,048.8
                                                    ==========       ============

     9% SENIOR SUBORDINATED NOTES

     In 1998, the Company issued $450 million of 9% senior subordinated notes due 2008 ("the 9% notes"). The 9% notes are general unsecured obligations and are subordinate in right of payment to all existing and future senior indebtedness and other liabilities of the Company's subsidiaries. The indenture related to the 9% notes requires the Company to

Form 10-Q Part I                                  Broadwing Communications Inc.

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

     comply with various financial and other covenants and restricts the Company from incurring certain additional indebtedness. In January 2000, $404 million of the 9% senior subordinated notes were redeemed through a tender offer due to the change of control terms in the bond indenture. Accordingly, $46 million of the 9% notes remain outstanding at March 31, 2001.

     CAPITAL LEASE OBLIGATIONS

     The Company leases facilities and equipment used in its operations, some of which are required to be capitalized in accordance with Statement of Financial Accounting Standard No. 13, "Accounting for Leases" ("SFAS 13"). SFAS 13 requires the capitalization of leases meeting certain criteria, with the related asset being recorded in property, plant and equipment and an offsetting amount recorded as a liability.

     PSINET FORWARD SALE

     In June and July 1999, Broadwing Communications received approximately $111.8 million from a financial institution in connection with two prepaid forward sale contracts on six million shares of PSINet common stock. This amount was accounted for as notes payable and was collateralized by six million shares of PSINet common stock owned by the Company. Given the significant decline in the value of PSINet common stock during 2000, this liability could be settled for approximately $3 million at December 31, 2000. Accordingly, the Company adjusted the carrying value of this liability to approximately $3 million during the fourth quarter of 2000.

     During the first quarter of 2001, the Company settled the forward sale liability for approximately 5.8 million shares of PSINet common stock. The difference between the six million shares collateralized and the 5.8 million shares required to settle the liability were sold in the open market, generating a pretax gain of $0.5 million.

     INTERCOMPANY PAYABLE TO PARENT COMPANY

     The Company relies on advances from the Parent Company for the funding of operating and investing activities in excess of cash generated by its own operations. Advances from the Parent Company bear interest at market rates, with the related interest expense being included in "Interest expense" on the Condensed Consolidated Statements of Income and Comprehensive Income
     (Loss). The average interest rate on these advances during the first quarter of 2001 was approximately 7.9%. The Company also provides services to other subsidiaries of the Parent Company. The amounts due to the Parent Company of $1,120 million at March 31, 2001 are presented net of the amounts due from these other subsidiaries.

     OTHER

     Pursuant to the Company's May 10, 1999 acquisition of Coastal Telecom Limited Company, the Company assumed $10 million in notes payable, which were paid in full during the first quarter of 2001.

Form 10-Q Part I                                  Broadwing Communications Inc.

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

     In addition, $0.8 million remains outstanding on the 12 1/2% senior notes (original indebtedness of $285.0 million) that were largely eliminated through a tender offer in 1998.

5.   FINANCIAL INSTRUMENTS

     The Company adopted Statement of Financial Accounting Standard No. 133, "Accounting for Derivative Instruments and Hedging Activities" ("SFAS 133") on January 1, 2001. SFAS 133 requires that all derivative instruments be recognized on the balance sheet at fair value. Fair values are determined based on quoted market prices of comparable instruments, if available, or on pricing models using current assumptions. On the date the financial instrument is entered into, the Company designates it as either a fair value or cash flow hedge.

     Upon adoption of SFAS 133, on January 1, 2001, offsetting transition adjustments were reclassified from other comprehensive income to net income related to the PSINet forward sale and the underlying six million shares of PSINet further described in Note 4 of the Notes to Condensed Consolidated Financial Statements. Accordingly, there was no net cumulative effect adjustment on either net income or other comprehensive income.

     Unrealized gains and losses of highly effective cash flow hedges are recorded in other comprehensive income until the underlying transaction is executed.

     MARKETABLE EQUITY FORWARD CONTRACTS

     From time to time the Company enters into forward contracts on the sale of marketable equity securities with the intent of managing its exposure to fluctuations in U.S. equity markets. Forward contracts are contractual agreements between two parties for the sale of borrowed shares to be settled by delivery of the equivalent number of shares owned by the Company, at an agreed upon future date. As of March 31, 2001, the Company was not a party to any such contracts.

6.   CONTINGENCIES

     In the normal course of business, the Company is subject to various regulatory proceedings, lawsuits, claims and other matters. Such matters are subject to many uncertainties and outcomes are not predictable with assurance.

     In the course of closing the Company's merger with the Parent Company, the Parent Company became aware of the former IXC Communications Inc.'s ("IXC") possible non-compliance with certain requirements under state and federal environmental laws. Since the Company is committed to compliance with environmental laws, management decided to undertake a voluntary environmental compliance audit of the IXC facilities and operations

Form 10-Q Part I                                  Broadwing Communications Inc.

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

     and, by letter dated November 9, 1999, disclosed potential non-compliance at the IXC facilities to the U.S. Environmental Protection Agency ("EPA") under the Agency's Self-Policing Policy. The Company made similar voluntary disclosures to various state authorities. The EPA determined that IXC appears to have satisfied the "prompt disclosure" requirement of the Self-Policing Policy for the Company to complete its environmental audit of all IXC facilities and report any violations to the Agency. The Company has filed its preliminary environmental audit report with the EPA and is currently working with the EPA and several state environmental protection agencies to bring the Company into compliance with all applicable regulations, and to develop internal procedures to ensure future compliance.

     The Company believes that the resolution of such matters for amounts in excess of those reflected in the consolidated financial statements would not likely have a materially adverse effect on the Company's financial condition.

7.   RECENTLY ISSUED ACCOUNTING STANDARDS

     Effective January 1, 2001, the Company adopted SFAS 133. The adoption of SFAS 133 did not have a material effect on the Company's financial position or results of operations. The Company does not invest in derivatives for trading purposes, nor does it enter into interest rate transactions for speculative purposes. See Note 5 of the Notes to Condensed Consolidated Financial Statements for a detailed discussion of the Company's derivative instruments.

     In December 1999, the SEC issued Staff Accounting Bulletin No. 101 ("SAB 101"), "Revenue Recognition in Financial Statements." In SAB 101, the SEC Staff expresses its views regarding the appropriate recognition of revenue with regard to a variety of circumstances, some of which are of particular relevance to the Company. As required, the Company adopted SAB 101 in the fourth quarter of 2000 and modified its revenue recognition policies retroactive to January 1, 2000 to recognize service activation revenues and associated direct incremental costs over their respective average customer lives. As a result, the previously reported quarterly results have been restated. The adoption of SAB 101 did not have a material effect on the Company's financial position or results of operations.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Information included in this Quarterly Report on Form 10-Q contains certain forward-looking statements that involve potential risks and uncertainties. The Company's future results could differ materially from those discussed herein. Factors that could cause or contribute to such differences include, but are not limited to, those discussed herein, and those discussed in the Form 10-K for the year ended December 31, 2000. Readers are cautioned not to place undue reliance on these forward-looking statements that speak only as of the date thereof.

Form 10-Q Part I                                  Broadwing Communications Inc.

                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                       CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

The following discussion should be read in conjunction with the consolidated financial statements and notes thereto. Results for interim periods may not be indicative of the results for the full years. The symbol "n/m" is used to refer to calculations in which the result is not meaningful.

Results of operations are as follows:

                                                                        (Unaudited)
                                                               Three Months Ended March 31,
                                                      -------------------------------------------
($ Millions)                                            2001           2000       Change      %
                                                      ---------       --------   --------  ------
Revenues:
     Broadband transport                              $   111.7       $   90.3       21.4     24%
     Switched services                                    103.9          103.0        0.9      1%
     Data and Internet                                     27.0            9.7       17.3    178%
     Other services                                        54.0            9.0       45.0     n/m
                                                      ---------       --------   --------  ------
     Total revenues                                       296.6          212.0       84.6     40%
                                                      ---------       --------   --------  ------
Costs and expenses:
     Cost of providing services and products sold         178.8          125.2       53.6     43%
     Selling, general and administrative                   84.7           89.0       (4.3)    (5%)
                                                      ---------       --------   --------  ------
     Total costs and expenses                             263.5          214.2       49.3     23%
                                                      ---------       --------   --------  ------

EBITDA                                                     33.1           (2.2)      35.3     n/m

Depreciation                                               59.2           47.6       11.6     24%
Amortization                                               27.6           27.1        0.5      2%
                                                      ---------       --------   --------  ------

Operating loss                                            (53.7)         (76.9)      23.2    (30%)

Gain on investments, net                                   15.5             --       15.5     n/m
Equity loss in unconsolidated entities                      3.3            2.0        1.3     65%
Interest expense                                           19.2           12.9        6.3     49%
Other income (expense), net                                (0.5)           0.2       (0.7)    n/m
                                                      ---------       --------   --------  ------

Loss before income taxes                                  (61.2)         (91.6)      30.4    (33%)

Income tax benefit                                        (15.3)         (30.4)      15.1    (50%)
                                                      ---------       --------   --------  ------

Net loss                                              $   (45.9)      $  (61.2)      15.3    (25%)
                                                      =========       ========   ========  ======

Form 10-Q Part I                                  Broadwing Communications Inc.

                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                       CONDITION AND RESULTS OF OPERATIONS

REVENUES

Revenues increased $85 million, or 40%, to $297 million compared to the first quarter of 2000, with all revenue categories contributing to the increase. The broadband transport category contributed $21 million in incremental revenue, growing 24% to $112 million. Seventy-two percent of the revenue growth was generated by data services, as the Company experienced continued growth in higher-bandwidth services. Improved revenues were offset by an increase in the provision for loss on receivables.

Switched services revenue increased 1% over the first quarter of 2000 to $104 million as higher minutes of use in both wholesale and retail were offset by a reduction in the average rate per minute of both products.

Data and Internet revenues nearly tripled during the first quarter of 2001, increasing $17 million, or 178%, to $27 million. These revenues continue to grow on the strength of demand for Internet-based, ATM/frame relay, data collocation and web hosting services, along with higher equipment sales. Data collocation and web hosting services are provided via the Company's data centers, of which it now operates eleven throughout the United States. These data centers can be expanded as demand for these services grows.

Other revenues rose six-fold, or $45 million, during the first quarter, increasing from $9 million to $54 million on the strength of an additional $22 million in network construction project revenue for El Paso Energy and $23 million in additional revenues from information technology consulting.

COSTS AND EXPENSES

Costs of providing services and products sold consists primarily of access charges paid to local exchange carriers, transmission lease payments to other carriers, costs incurred for network construction projects, and personnel and hardware costs for information technology consulting. In the first quarter of 2001, costs of providing services and products sold amounted to $179 million, a 43%, or $54 million, increase over the prior year. These increases were driven primarily by the revenue growth of information technology consulting and network construction, causing an increase of $37 million, in addition to a $15 million increase in transmission and access charges from other carriers due to increased traffic.

Selling, general and administrative ("SG&A") expenses declined $4 million, or 5%, to $85 million for the quarter. Advertising expenses decreased $14 million from the first quarter of 2000, as the national advertising campaign to launch the "Broadwing" brand in 2000 was not repeated in 2001. The advertising decrease was offset by an increase in wages and benefits as approximately 700 employees were added in support of new products and services primarily for broadband transport and information technology consulting.

Form 10-Q Part I                                  Broadwing Communications Inc.

                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                       CONDITION AND RESULTS OF OPERATIONS

The Company's EBITDA improved significantly from a loss of $2 million in the first quarter of 2000 to a positive $33 million in the first quarter of 2001, as a 40% increase in sales was only partially offset by an aggregate increase of 23% in the cost of providing services and products sold and SG&A.

Depreciation expense of $59 million totaled $12 million, or 24%, higher than the first quarter of 2000, due primarily to depreciation of the national network. The Company expects depreciation expense to continue to increase in the short-term due to the continued expansion of the optical network. Amortization expense remained flat at approximately $28 million compared to $27 million in the first quarter of 2000.

The operating loss for the quarter narrowed to $54 million from $77 million in the first quarter of 2000 on the strength of increased sales and controlled expense growth.

The gain on investments increased to $16 million from zero in the first quarter of 2000. The increase is due to recognized gains of $17 million on the sale of PSINet stock offset by recognized losses on the sale of a portion of the Company's investment in Applied Theory.

Equity losses in unconsolidated entities increased to $3 million in the current quarter compared to $2 million in the same quarter in 2000. These losses relate to the equity investment in Applied Theory and increased due to increased losses generated by Applied Theory.

Interest expense increased 49% in the first quarter of 2001 to $19 million from $13 million in the first quarter of 2000, as the Company continued to fund the expansion of its optical network through borrowings from its Parent Company. Of the $6 million increase in interest expense, $10 million was due to additional borrowings, offset by a $4 million decrease related to an increase in capitalized interest for construction projects, which reduces interest expense. The interest rate remained constant.

Other income (expense) was minimal in both periods presented.

The income tax benefit decreased to $15 million from $30 million, representing a 50% reduction in the first quarter of 2001 due to improved operating results.

As a result of the above, the Company reported a net loss of $46 million for the first quarter of 2001, 25% lower than the $61 million reported in 2000.

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

Form 10-Q Part I                                  Broadwing Communications Inc.

                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                       CONDITION AND RESULTS OF OPERATIONS

FINANCIAL CONDITION

CAPITAL INVESTMENT, RESOURCES AND LIQUIDITY

CAPITAL INVESTMENT

The Company has spent significant amounts of capital to develop its nationwide optical network. Capital expenditures were $150 million during the first quarter of 2001. The Company estimates that it will incur nearly $500 million in capital spending in 2001 for fiber expansion and the deployment of additional optronics and data switches required to increase capacity on its network.

LIQUIDITY AND CAPITAL RESOURCES

Since the merger with the Parent Company, the Company has relied on the credit facility secured by the Parent Company in order to support its cash deficit. In order to provide for the Company's cash requirements, the Parent Company maintains a $2.1 billion credit facility with a group of lending institutions. The credit facility consists of $900 million in revolving credit, $750 million in term loans from banking institutions and $450 million in term loans from non-banking institutions. At March 31, 2001, the Parent Company had drawn approximately $1,730 million from the credit facility in order to refinance its existing debt and debt assumed as part of the merger with the Company and to provide for the Parent Company's business needs. At March 31, 2001, the Parent Company had approximately $370 million in additional borrowing capacity from this facility. The Company believes that this will be sufficient to provide for financing requirements in excess of amounts generated from its operations.

CASH FLOW

Cash used in operating activities of $42 million is 4% higher than the $40 million in cash used in the same quarter of 2000. The change is the net result of realized gains on investments, an increase in accounts receivable and a decrease in unearned revenues, offset by a lower net loss and an increase in the provision for doubtful accounts.

Cash used in investing activities increased $41 million to $121 million in the current quarter, due primarily to a $61 million increase in capital expenditures. This increase is a function of timing, as the Company is projecting capital expenditures of nearly $500 million in 2001. The $61 million increase in capital spending previously discussed was offset by a $21 million increase in cash proceeds from the sale of PSINet and Applied Theory investments.

Cash provided by financing activities of approximately $146 million increased $81 million in the current quarter, compared to $65 million in cash provided in the first quarter of 2000. The increase was due to proceeds from loans provided by the Parent Company to fund investing and

Form 10-Q Part I                                  Broadwing Communications Inc.

                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                       CONDITION AND RESULTS OF OPERATIONS

operating activities. Approximately $12 million in cash was required in order to pay dividends on the Company's 12 1/2% Junior Exchangeable Preferred Stock ("12 1/2% Preferred Stock").

As of March 31, 2000, the Company had $14 million in cash and cash equivalents. In addition to cash on hand, the primary sources for cash will be cash generated by operations, proceeds of fiber use sales and borrowings from the Parent Company. The primary uses of cash will be for funding expansion of the network and working capital.

Quarterly dividend payments on the 12 1/2% Preferred Stock and semi-annual interest payments on the remaining 9% subordinated notes and 12 1/2% senior notes, totaling approximately $54 million per year will also be required.

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

In the course of closing the Company's merger with the Parent Company, the Parent Company became aware of the former IXC Communications Inc.'s ("IXC") possible non-compliance with certain requirements under state and federal environmental laws. Since the Company is committed to compliance with environmental laws, management decided to undertake a voluntary environmental compliance audit of the IXC facilities and operations and, by letter dated November 9, 1999, disclosed potential non-compliance at the IXC facilities to the U.S. Environmental Protection Agency ("EPA") under the Agency's Self-Policing Policy. The Company made similar voluntary disclosures to various state authorities. The EPA determined that IXC appears to have satisfied the "prompt disclosure" requirement of the Self-Policing Policy for the Company to complete its environmental audit of all IXC facilities and report any violations to the Agency. The Company has filed its preliminary environmental audit report with the EPA and is currently working with the EPA and several state environmental protection agencies to bring the Company into compliance with all applicable regulations, and to develop internal procedures to ensure future compliance.

The Company believes that the resolution of such matters for amounts in excess of those reflected in the consolidated financial statements would not likely have a materially adverse effect on the Company's financial condition.

ITEM 3.  QUALITATIVE AND QUANTITIVE DISCLOSURES ABOUT MARKET RISK

Effective with the retirement of the Company's previously existing revolving credit facility and with new debt being assumed by the Parent Company, the Company is not currently subject to market risk associated with changes in interest rates. The Company does not hold or issue derivative financial instruments for trading purposes or enter into interest rate transactions for speculative purposes.

Form 10-Q Part I                                  Broadwing Communications Inc.

                           PART II. OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

The information required by this Item is included in Note 6 of the Notes to Condensed Consolidated Financial Statements on page 8 of this quarterly report.

ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS

None.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

On April 26, 2001, pursuant to a Notice of Action by Written Consent of Stockholder, Company security holders were informed in writing of the election of Richard G. Ellenberger as a director of the Company for a one-year term. Broadwing Inc. is the holder of all outstanding shares of common stock of the Company and has consented in writing to the election of Mr. Ellenberger as a director of the Company. The election of Mr. Ellenberger becomes effective not less than 20 days from the date of mailing of the Notice of Action of Written Consent of Stockholder.

ITEM 5.  OTHER INFORMATION

None.

ITEM  6.  EXHIBITS AND REPORTS ON FORM 8-K

Exhibits identified in parenthesis below, on file with the Securities and Exchange Commission are incorporated herein by reference as exhibits hereto:

(a)      Exhibits.

         None.

(b)      Reports on Form 8-K.

         None.

SIGNATURE

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                       BROADWING COMMUNICATIONS INC.



May 14, 2001                           By:  /s/ Kevin W. Mooney
                                          ---------------------------
                                            Kevin W. Mooney
                                            Chief Financial Officer