Form 10-Q
period 2001-06-30
BROADWING COMMUNICATIONS INC
filed 2001-08-14
CIK 1009532

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

  For the quarterly period ended June 30, 2001

  OR

  ☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d)
  OF THE SECURITIES EXCHANGE ACT OF 1934

  For the transition period from _____ to _____

  Commission File Number 0-20803

  BROADWING COMMUNICATIONS INC.

  Incorporated under the laws of the State of Delaware

  1122 Capital of Texas Highway South, Austin, Texas 78746-6426

  I.R.S. Employer Identification Number 74-2644120

  Telephone - Area Code 512 328-1112

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

  All outstanding shares of the Registrant's common stock are owned by Broadwing Inc.

  The number of shares of Preferred Stock outstanding was 395,210 on July 31, 2001.

  CONDENSED CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME (LOSS)
  (Millions of Dollars)
  (Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2001	2000	2001	2000
Revenues
Broadband transport	$121.0	$95.5	$232.7	$185.8
Switched services	92.4	97.4	196.3	200.4
Data and Internet	34.0	12.0	61.0	21.7
Other services	71.3	34.6	125.3	43.6

Total revenues	318.7	239.5	615.3	451.5

Costs and expenses
Cost of sales	194.1	139.2	372.9	264.4
Selling, general and administrative	89.1	74.2	173.8	163.2
Depreciation	63.3	44.6	122.5	92.4
Amortization	28.0	27.5	55.6	54.4
Restructuring charges	--	0.1	--	0.1

Total costs and expenses	374.5	285.6	724.8	574.5

Operating loss	(55.8)	(46.1)	(109.5)	(123.0)

Equity loss in unconsolidated entities	0.7	4.0	4.0	6.0
Interest expense	15.6	17.9	35.1	30.8
Other (income) expense, net	2.5	(0.6)	(12.8)	(0.8)

Loss before income taxes	(74.6)	(67.4)	(135.8)	(159.0)

Income tax benefit	(19.6)	(20.1)	(34.9)	(50.5)

Net loss

Other comprehensive income, net of tax:	(55.0)	(47.3)	(100.9)	(108.5)
Unrealized gain (loss) on investments	--	(91.9)	--	(64.6)

Comprehensive loss	$(55.0)	$(139.2)	$(100.9)	$(173.1)

  See Notes to Financial Statements.

  CONDENSED CONSOLIDATED BALANCE SHEETS
  (Millions of Dollars, Except Per Share Amounts)

	(Unaudited) June 30, 2001	December 31, 2000
Assets
Current Assets
Cash and cash equivalents	$5.8	$30.4
Receivables, less allowances of $30.5 and $32.2, respectively	200.9	189.5
Other current assets	46.0	20.1

Total current assets	252.7	240.0

Property, plant and equipment, net	2,256.5	2,103.9
Goodwill and other intangibles, net	2,409.1	2,467.6
Other noncurrent assets	167.9	182.7

Total assets	5,086.2	4,994.2

Liabilities and Shareowners' Equity

Current Liabilities
Accounts payable	195.5	180.6
Accrued service cost	44.3	67.6
Accrued taxes	61.2	48.5
Current portion of unearned revenue and customer deposits	141.5	54.6
Other current liabilities	63.2	84.9

Total current liabilities	505.7	436.2

Unearned revenue, less current portion	493.6	611.0
Intercompany payable to Parent Company	1,222.0	994.8
Other noncurrent liabilities	114.6	137.2

Total liabilities	2,335.9	2,179.2

12 1/2% Junior Exchangeable Preferred Stock; $.01 par value; authorized – 3,000,000 shares of all classes of preferred stock; 395,210 shares issued and outstanding and aggregate liquidation preference of $401.4 at June 30, 2001 and December 31, 2000	419.5	421.0

Commitments and Contingencies

Shareowner's Equity
Common shares, $.01 par value, 1,000,000 shares authorized;
500,000 shares issued and outstanding	—	—
Additional paid-in capital	2,940.5	2,902.8
Accumulated deficit	(609.7)	(508.8)

Total shareowner's equity	2,330.8	2,394.0

Total Liabilities and Shareowners' Equity	$5,086.2	$4,994.2

  See Notes to Financial Statements.

  CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
  (Millions of Dollars)
  (Unaudited)

	Six Months Ended June 30,
	2001	2000
Cash Flows from Operating Activities
Net loss	$(100.9)	$(108.5)
Adjustments to reconcile net loss to cash used in operating activities:
Depreciation	122.5	92.4
Amortization	55.6	54.4
Provision for loss on receivables	48.7	23.2
Deferred income taxes	(26.6)	49.7
Other, net	(13.7)	(3.4)

Changes in operating assets and liabilities
Increase in receivables	(60.1)	(49.2)
Increase in other current assets	(25.8)	(3.8)
Increase (decrease) in accounts payable	11.9	(58.0)
Decrease in other current liabilities	(7.8)	(65.7)
Decrease in unearned revenue	(36.8)	(11.0)
(Decrease) increase in other assets and liabilities, net	(8.0)	36.5

Net cash used in operating activities	(41.0)	(43.4)

Cash Flows from Investing Activities
Capital expenditures	(275.9)	(201.4)
Proceeds from sale of investments	28.9	8.2
Other, net	—	(0.5)

Net cash used in investing activities	(247.0)	(193.7)

Cash Flows from Financing Activities
Proceeds from Parent Company loan	290.7	606.2
Repayment of long-term debt	(2.8)	(404.0)
Preferred stock dividends paid	(24.7)	(24.7)
Other, net	0.2	3.4

Net cash provided by financing activities	263.4	180.9

Net decrease in cash and cash equivalents	(24.6)	(56.2)
Cash and cash equivalents at beginning of period	30.4	56.2

Cash and cash equivalents at end of period	$5.8	$-

Supplemental Disclosure of Cash Flow Information
Cash paid for:
Income taxes, net of refunds	$0.4	$-

Interest, net of amount capitalized	$2.1	$10.9

Non-cash investing and financing activities:
Accretion of preferred stock	$1.4	$1.0

  See Notes to Financial Statements

  NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
  (Unaudited)

1.	Basis of Presentation

Broadwing Communications Inc. ("the Company") is an Austin, Texas based provider of communications services. The Company utilizes its advanced optical network consisting of approximately 18,500 route miles to provide broadband transport through private line and indefeasible right of use ("IRU") agreements, Internet services utilizing ATM and frame relay technology, and long distance services to both wholesale and retail markets. The Company also offers data collocation, information technology consulting, network construction and other services and provides network capacity and fibers in the form of indefeasible right of use ("IRU") agreements. The Company is a wholly-owned subsidiary of Broadwing Inc. ("the Parent Company").

The consolidated financial statements of the Company have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission ("SEC") and, in the opinion of management, include all adjustments necessary for a fair presentation of the results of operations, financial position and cash flows for each period shown. All adjustments are of a normal and recurring nature except for those outlined in Note 3. Certain prior year amounts have been reclassified to conform to the current classifications with no effect on financial results. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to SEC rules and regulations. The December 31, 2000 condensed balance sheet was derived from audited financial statements, but does not include all disclosures required by generally accepted accounting principles. It is suggested that these financial statements be read in conjunction with financial statements and notes thereto included in the Company's 2000 Annual Report on Form 10-K.

2.	Investments in Other Entities

PSINet, Inc.

During the first quarter of 2001, the Company liquidated 14 million shares of PSINet, not previously sold forward. Proceeds from the sale of this investment totaled $29 million and resulted in recognition of a gain of $17 million during the first quarter.

Applied Theory, Inc.

During the second quarter of 2001, the Company's ownership percentage in Applied Theory Communications Inc., a New York-based Internet service provider, fell from 21.5% to 18.7%. The Company ceased use of the equity method to account for this investment and began using mark-to-market accounting. Additionally, the Company reclassified its investment from an "available-for-sale" security to a "trading" security. Accordingly, fluctuations in the market value of Applied Theory during the second quarter are reflected in the Condensed Consolidated Statement of Income and Comprehensive Income (Loss) under the caption "Other (income) expense, net."

The market value of the Company's investment at the beginning of 2001 was approximately $12 million, following the write-off of a portion of the investment in the fourth quarter of 2000 due to an impairment that was deemed to be "other than temporary." During the first six months of 2001, the combination of an additional impairment charge, equity losses, mark-to-market write downs and investment sales reduced the carrying value of this investment to $2.5 million as of June 30, 2001.

3.	Restructuring Charges

In the second quarter of 1999, the Company recorded a charge of approximately $13.9 million to exit certain operations in the switched wholesale business. The restructuring charge consisted of severance and various other costs associated with workforce reduction, network decommissioning, and various terminations. The workforce reduction of 94 people included employees contributing to the sales and network operations functions. The remaining reserve of $0.3 million related to network decommissioning is expected to be paid by September 30, 2001.

In the third quarter of 1999, the Company recorded a charge of approximately $8.3 million relating to the restructuring of the organization and to exit certain foreign operations. The plan was developed prior to the merger with the Parent Company, by the previous Chief Executive Officer, after reviewing the Company's operations. The workforce reduction of 15 employees included management, administrative and foreign sales personnel. The remaining severance reserve of $1.7 million is expected to be paid by September 30, 2002.

  Included in the allocation of the cost to acquire the Company in the fourth quarter of 1999 were restructuring costs associated with initiatives to integrate operations of the Company with its Parent Company. The restructuring costs recorded in 1999 included the costs of involuntary employee separation benefits related to 263 employees of the Company. As of March 31, 2001, all of the employee separations had been completed. The restructuring plans also included costs associated with the closure of a number of technical and customer support facilities, the decommissioning of certain switching equipment, and the termination of contracts with vendors. The Company expects that most of these restructuring actions will be complete by September 30, 2001.

  NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
  (Unaudited)

         Activity in these reserves since December 31, 2000 related to the accrued restructuring liabilities was as follows (in millions):

	Balance at		Balance at
	December 31, 2000	Expenditures	June 30, 2001

Second Quarter Restructuring:
Network decommissioning	$0.7	$(0.4)	$0.3

Third Quarter Restrucuturing:
Employee separations	$2.0	$(0.3)	$1.7

Fourth Quarter Restructuring:
Facility closure costs	$1.9	$(0.3)	$1.6
Other exit costs	1.5	(0.2)	1.3

Total	$3.4	$(0.5)	$2.9

  4.    Debt

         The Company's debt consists of the following at June 30, 2001 and December 31, 2000 (in millions):

	June 30,	December 31,
	2001	2000

9% Senior Subordinated Notes	$46.0	$46.0
Capital lease obligations	6.4	9.1
PSINet Forward Sale	–	3.0
Intercompany payable to Parent Company, net	1,222.0	994.8
12 1/2% Senior Notes	0.8	0.8
Other debt	–	3.4

Total long-term debt	$1,275.2	$1,057.1
Less current protion	3.8	8.3

Long-term debt	$1,271.4	$1,048.8

9% Senior Subordinated Notes

In 1998, the Company issued $450 million of 9% senior subordinated notes due 2008 ("the 9% notes"). The 9% notes are general unsecured obligations and are subordinate in right of payment to all existing and future senior indebtedness and other liabilities of the Company's subsidiaries. The indenture related to the 9% notes requires the Company to comply with various financial and other covenants and restricts the Company from incurring certain additional indebtedness. In January 2000, $404 million of the 9% senior subordinated notes were redeemed through a tender offer due to the change of control terms in the bond indenture. Accordingly, $46 million of the 9% notes remain outstanding at June 30, 2001.

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

PSINet Forward Sale

  In June and July 1999, Broadwing Communications received approximately $111.8 million from a financial institution in connection with two prepaid forward sale contracts on six million shares of PSINet common stock. This amount was accounted for as notes payable and was collateralized by six million shares of PSINet common stock owned by the Company. Given the significant decline in the value of PSINet common stock during 2000, the Company adjusted the carrying value of the liability to approximately $3 million during the fourth quarter of 2000.

During the first quarter of 2001, the Company settled the forward sale liability for approximately 5.8 million shares of PSINet common stock. The difference between the six million shares collateralized and the 5.8 million shares required to settle the liability were sold in the open market, generating a pretax gain of $0.5 million.

Intercompany Payable to Parent Company

The Company relies on advances from the Parent Company for the funding of operating and investing activities in excess of cash generated by its own operations. Advances from the Parent Company bear interest at market rates, with the related interest expense being included in "Interest expense" on the Condensed Consolidated Statements of Income and Comprehensive Income (Loss). The average interest rate on these advances during the second quarter of 2001 was approximately 6.7%. The Company also provides services to other subsidiaries of the Parent Company. The amounts due to the Parent Company of

$1,222 million at June 30, 2001 are presented net of the amounts due from these other subsidiaries.

Other

Pursuant to the Company's May 10, 1999, acquisition of Coastal Telecom Limited Company, the Company assumed $10 million in notes payable, of which $3.4 million was outstanding as of December 31, 2000. The remaining balance was paid in full during the first quarter of 2001.

In addition, $0.8 million remains outstanding on the 12½% senior notes (original indebtedness of $285.0 million) that were largely eliminated through a tender offer in 1998.

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

Upon adoption of SFAS 133, on January 1, 2001, offsetting transition adjustments were reclassified from other comprehensive income to net income related to the PSINet forward sale and the underlying six million shares of PSINet further described in Note 4 of the Notes to Condensed Consolidated Financial Statements. Accordingly, there was no net cumulative effect adjustment on either net income or other comprehensive income for these items.

Unrealized gains and losses of highly effective cash flow hedges are recorded in other comprehensive income until the underlying transaction is executed.

Marketable Equity Forward Contracts

From time to time the Company enters into forward contracts on the sale of marketable equity securities held in the Company's investment portfolio. It is the Company's intent to manage its exposure to fluctuations in U.S. equity markets related to these minority investments. Forward contracts are contractual agreements between two parties for the sale of borrowed shares to be settled by delivery of the equivalent number of shares owned by the Company, at an agreed upon future date. As of June 30, 2001, the Company was not a party to any such contracts.

6.	Contingencies

In the normal course of business, the Company is subject to various regulatory proceedings, lawsuits, claims and other matters. Such matters are subject to many uncertainties and outcomes are not predictable with assurance.

As previously reported, in the course of closing the Company's merger with IXC, the Company became aware of IXC's possible non-compliance with certain requirements under state and federal environmental laws. Since the Company is committed to compliance with environmental laws, management decided to undertake a voluntary environmental compliance audit of the former IXC facilities and operations and, by letter dated November 9, 1999, disclosed potential non-compliance at the former IXC facilities to the U.S. Environmental Protection Agency ("EPA") under the Agency's Self-Policing Policy. The Company made similar voluntary disclosures to various state authorities. The EPA determined that IXC appears to have satisfied the "prompt disclosure" requirement of the Self-Policing Policy for the Company to complete its environmental audit of all former IXC facilities and report any violations to the Agency. The Company filed its preliminary environmental audit report with the EPA in September 2000.

On January 30, 2001, the EPA issued a Notice of Determination which stated that the EPA would not assess civil penalties with respect to the reported non-compliance under the Clean Air Act due to the Company having satisfied the Self-Policing Policy. On January 30, 2001, the EPA and the Company executed a Consent Agreement to resolve the reported Emergency Planning and Community Right-to-Know Act non-compliance. In the Consent Agreement, the Company agreed to pay an immaterial civil penalty in full satisfaction of its liability to the EPA for the non-compliance. On May 1, 2001, the United States EPA Appeals Board entered a Final Order approving the Consent Agreement.

The Company is currently working with several state environmental protection agencies to bring the Company into compliance with all applicable regulations, and to develop internal procedures to ensure future compliance.

The Company believes that the resolution of the above matters, and any other matters not specifically noted, for amounts in excess of those reflected in the consolidated financial statements would not likely have a materially adverse effect on the Company's financial condition.

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

In December 1999, the SEC issued Staff Accounting Bulletin No. 101 ("SAB 101"), "Revenue Recognition in Financial Statements". As required, the Company adopted SAB 101 in the fourth quarter of 2000 and modified its revenue recognition policies retroactive to January 1, 2000 to recognize service activation revenues and associated direct incremental costs over their respective average customer lives. As a result, the previously reported quarterly results for the first three quarter of 2000 have been restated. The adoption of SAB 101 did not have a material effect on the Company's financial position or results of operations.

On June 29, 2001 the Financial Accounting Standards Board ("FASB") issued Statements of Financial Accounting Standards No. 141 "Business Combinations" ("SFAS 141"). SFAS 141, which became effective on July 1, 2001, requires use of the purchase method of accounting for all business combinations initiated after June 29, 2001. SFAS 141 also established specific criteria for the recognition of intangible assets separately from goodwill.

On June 29, 2001 the Financial Accounting Standards Board ("FASB") also issued Statements of Financial Accounting Standards No. 142 "Goodwill and Other Intangible Assets" ("SFAS 142"). SFAS 142 requires cessation of the amortization of goodwill and indefinite lived intangible assets and annual impairment testing of those assets. SFAS 142 must be adopted in first quarter of the first fiscal year beginning after December 15, 2001. Therefore, the Company will adopt SFAS 142 on January 1, 2002. The Company is currently evaluating the impact, if any, that SFAS 141 and 142 will have on its consolidated financial statements.

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

Results of operations are as follows:

	(Unaudited) Three Months Ended June 30,				(Unaudited) Six Months Ended June 30,
	2001	2000	Change	%	2001	2000	Change	%
($ Millions)

Revenues:
Broadband transport	$121.0	$95.5	$25.5	27%	$232.7	$185.8	$46.9	25%
Switched services	92.4	97.4	(5.0)	(5%)	196.3	200.4	(4.1)	(2%)
Data and Internet	34.0	12.0	22.0	183%	61.0	21.7	39.3	181%
Other services	71.3	34.6	36.7	106%	125.3	43.6	81.7	187%

Total revenues	318.7	239.5	79.2	33%	615.3	451.5	163.8	36%

Costs and expenses:
Cost of sales	194.1	139.2	54.9	39%	372.9	264.4	108.5	41%
Selling, general and administrative	89.1	74.2	14.9	20%	173.8	163.2	10.6	6%

Total costs and expenses	283.2	213.4	69.8	33%	546.7	427.6	119.1	28%

EBITDA	35.5	26.1	9.4	36%	68.6	23.9	44.7	187%

Depreciation	63.3	44.6	18.7	42%	122.5	92.4	30.1	33%
Amortization	28.0	27.5	0.5	2%	55.6	54.4	1.2	2%
Restructuring charges	—	0.1	(0.1)	(100%)	—	0.1	(0.1)	(100%)

Operating loss	(55.8)	(46.1)	(9.7)	21%	(109.5)	(123.0)	13.5	11%

Equity loss in
unconsolidated entities	0.7	4.0	(3.3)	(83%)	4.0	6.0	(2.0)	(33%)
Interest expense	15.6	17.9	(2.3)	(13%)	35.1	30.8	4.3	14%
Other (income) expense, net	2.5	(0.6)	3.1	n/m	(12.8)	(0.8)	(12.0)	n/m

Loss before income taxes	(74.6)	(67.4)	(7.2)	11%	(135.8)	(159.0)	23.2	(15%)

Income tax benefit	(19.6)	(20.1)	0.5	(2%)	(34.9)	(50.5)	15.6	(31%)

Net loss	$(55.0)	$(47.3)	$(7.7)	16%	$(100.9)	$(108.5)	$7.6	(7%)

Revenues

Revenue growth in excess of 30% continued in the second quarter and for the first six months of 2001 versus the comparable 2000 periods, with increases of $79 million, or 33%, and $164 million, or 36%, in the respective periods. Ninety-one percent of the revenue growth in the current quarter and 82% for the first six months was generated by data services.

Broadband transport revenues increased $26 million in the current quarter, growing 27% to $121 million. The six-month period produced similar improvement, with 25% growth providing an additional $47 million in revenues. Growth in broadband transport revenue is being driven by continued demand for high-bandwidth transport from enterprise customers, carriers, Internet backbone providers and Internet service providers.

Switched services revenue decreased 5% for the quarter and 2% for the six-month period, decreasing $5 million and $4 million, respectively, from prior year results. This decrease is the result of a focus on data services and accompanying de-emphasis on sales of lower margin voice services. At the same time, Broadwing Communications has made an effort to minimize sales to less creditworthy customers in the wake of increasing bankruptcies in the wholesale segment of this market.

Data and Internet revenues increased $22 million, or 183%, and $39 million, or 181%, versus the prior year three- and six-month periods, respectively. Data and Internet revenues continue to grow on the strength of demand for dedicated IP, ATM/frame relay, collocation services and equipment sales.

Other revenues grew nearly $37 million, or 106%, versus the prior year quarter and $82 million, or 187%, year-to-date. Excluding the effect of the non-recurring benefit from the receipt of warrants in the first six months of 2000, other revenue growth would have been $47 million, or 189% for the second quarter, and $92 million, or 273% year-to-date. Information technology consulting and hardware revenues provided an additional $25 million in the current quarter and $48 million year-to-date. Network construction revenue increased $22 million in the current quarter and $44 million year-to-date on the strength of a large construction project.

Costs and Expenses

Cost of sales primarily reflect access charges paid to local exchange carriers and other providers, transmission lease payments to other carriers, costs incurred for network construction projects and personnel and hardware costs for information technology consulting. In the current quarter, cost of sales amounted to $194 million, a 39% increase over the $139 million incurred during the second quarter of 2000. For the six-month period ended June 30, 2001, the $373 million incurred represented a 41% increase over the $264 million incurred during the same period in 2000. These increases were driven primarily by costs needed to support the revenue growth of broadband transport, data and internet services, information technology consulting and network construction.

Selling, general and administrative ("SG&A") expenses were higher in the current quarter, with expenses of $89 million representing a 20% increase over the prior year quarter. For the six-month period ended June 30, 2001, SG&A expenses of $174 million were 6% higher than in the respective prior period. The majority of the increase in both periods was attributable to an increase in wages and benefits as approximately 700 employees were added in support of new products and services, primarily for sales positions across all segments.

Earnings before interest, taxes, depreciation and amortization ("EBITDA") increased in the current quarter by $9 million, or 36%, to $36 million and year-to-date increased $45 million, or 187%, to $69 million. EBITDA contributed by the receipt of warrants during the second quarter of 2000 totaled $9 million for the quarter and year-to-date periods.

Depreciation expense of $63 million increased $19 million, or 42% in the quarter, and $30 million, or 33% year-to-date. The Company expects depreciation expense to continue to increase in the short-term as the optical overbuild of the network is completed and transferred into service. Amortization expense remained flat at approximately $28 million in both the second quarter of 2001 and 2000 and $56 million in the first half of 2001 compared to $54 million in the first half of 2000.

The operating loss of $56 million recorded in the second quarter represents a 21% increase over $46 million in the same quarter of the prior year, due primarily to the considerably higher depreciation expense incurred during the current quarter. On a year-to-date basis, the operating loss of $110 million improved by approximately $14 million compared to the operating loss during the first six months of 2000 totaling $123 million.

Equity losses in unconsolidated entities decreased to $1 million in the current quarter compared to $4 million in the same quarter in 2000. On a year-to-date basis, equity losses in unconsolidated entities decreased to $4 million versus $6 million in the first six months in 2000. These losses relate to the Company's equity investment in Applied Theory. The decrease over both periods is due to the Company's change in accounting method for this investment from the equity method of accounting to mark-to-market accounting. The change was made during the second quarter of 2001 as the result of a decrease in the Company's ownership percentage in Applied Theory from 21.5% to 18.7%. In addition, the Company reclassified the investment from an "available-for-sale" security to a "trading" security. Prior to the decrease in ownership percentage, equity losses in the Company's investment in Applied Theory were reflected in the Condensed Consolidated Statement of Income and Comprehensive Income (Loss) under the caption "Equity loss in unconsolidated entities." Subsequent to this change, fluctuations in the market value of Applied Theory are reflected in the Condensed Consolidated Statement of Income and Comprehensive Income (Loss) under the caption "Other (income) expense, net."

Interest expense, primarily consisting of interest paid to the Parent Company, decreased 13% in the second quarter to $16 million from $18 million in the same quarter of the prior year. Although total borrowings increased during the period, a decrease of over 1.6% in the average interest rate charged on the borrowings offset the volume increase. On a year-to-date basis, interest expense paid to the Parent Company increased 13% to $35 million from $31 million in the same six months of the prior year. This increase is attributable to an increase in borrowings offset only partially by a decrease in the interest rate charged on the borrowings.

Other (income) expense resulted in expense of approximately $2 million for the current quarter, representing a $3 million decrease from $1 million of income during the second quarter of the prior year. This decrease is the result of realized losses on the sale of a portion of the Company's investment in Applied Theory and mark-to-market adjustments to the carrying value of that investment as discussed above. On a year-to-date basis, other income increased by $12 million to $13 million. The increase is due primarily to recognized gains on the sale of PSINet stock, offset by recognized losses on the sale of Applied Theory and mark-to-market adjustments made during the second quarter of 2001 to the carrying value of Applied Theory.

The income tax benefit remained nearly unchanged in the current quarter. On a year-to-date basis, the income tax benefit declined $16 million from a benefit of $51 million prior year-to-date to a benefit of $35 million in 2001.

As a result of the above, the Company reported a net loss of $55 million in the second quarter and $101 million for the six-month period ended June 30, 2001, a 16% increase and 7% decrease from the corresponding prior year periods.

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

Financial Condition

Capital Investment, Resources and Liquidity

Capital Investment

The Company has spent a significant amount of capital to develop its nationwide optical network. Capital expenditures were $276 million during the first six months of 2001. The Company will incur additional capital expenditures during the last six months of 2001 to meet increasing customer demand for high-bandwidth services by depolying additional optronics and data switches required to increase capacity on its network.

Liquidity and Capital Resources

Since the merger with the Parent Company, the Company has relied on the credit facility secured by the Parent Company in order to support its cash deficit. In order to provide for the Company's cash requirements, the Parent Company maintains a $2.3 billion credit facility with a group of lending institutions. This credit facility was increased from $2.1 billion during the quarter through the issuance of term debt. The credit facility consists of $900 million in revolving credit, and $1.4 billion in term loans. At June 30, 2001, the Parent Company had drawn approximately $1.8 billion from the credit facility in order to refinance its existing debt and debt assumed as part of the merger with the Company and to provide for the Parent Company's business needs. At June 30, 2001, the Parent Company had approximately $0.5 billion in additional borrowing capacity from this facility. The Company believes that the borrowing capacity will be sufficient to provide for financing requirements in excess of amounts generated from its operations.

Cash Flow

Cash used in operating activities during the first six months of 2001 of $41 million is 6% less than the $43 million in cash used in the first six months of 2000. The change is the net result of improved leverage of accounts payable and an increase in noncash expenses such as depreciation and the provision for doubtful accounts, partially offset by a decrease in unearned revenue and an increase in other current assets.

Cash used in investing activities increased $53 million to $247 million in the first six months of 2001 as compared to the corresponding period in the previous year, due primarily to a $75 million increase in capital expenditures for network expansion. The $75 million increase in capital spending was offset by $21 million of increases in cash proceeds from the sale of PSINet and Applied Theory investments.

Cash provided by financing activities of $263 million increased $83 million during the six-month period ended June 30, 2001, compared to $181 million in cash provided in the first six months of

2000. The increase was due to the net effect of a decrease in the proceeds from loans provided by the Parent Company to fund investing and operating activities, offset by a decrease in the repayment of those loans. Additionally, approximately $25 million in cash was required to pay dividends on the Company's 12½% Junior Exchangeable Preferred Stock ("12½% Preferred Stock").

As of June 30, 2001, the Company had $6 million in cash and cash equivalents. In addition to cash on hand, the primary sources of cash will be cash generated by operations, proceeds of wavelength sales and borrowings from the Parent Company. The primary uses of cash will be for funding the completion and maintenance of the network and working capital. Quarterly dividend payments on the 12 ½% Preferred Stock and semi-annual interest payments on the remaining 9% subordinated notes and 12 ½% senior notes, totaling approximately $54 million per year, will also be required.

The forward-looking statements set forth above with respect to the estimated cash requirements relating to capital expenditures, the Company's ability to meet such cash requirements and service debt are based on the following assumptions as to future events: (i) there will be no significant downturns in overall economic trends; (ii) there will be no significant delays with respect to our optical overbuild; (iii) contractors and partners in cost-saving arrangements will perform their obligations; (iv) rights-of-way can be obtained in a timely, cost-effective basis; and (v) the Company will continue to increase traffic on its network. If these assumptions are incorrect, the Company's ability to achieve satisfactory results could be adversely affected.

Balance Sheet

The following comparisons are relative to December 31, 2000.

The increase in other current assets of $26 million or 119% is due to the prepayment of expenses related to the optical network. The decrease in accrued service cost of $23 million or 34% is due to the timing of payments to vendors. The increase in current deferred revenue of $87 million and corresponding decrease in non-current deferred revenue reflects the renegotiation of existing IRU agreements.

Contingencies

  In the normal course of business, the Company is subject to various regulatory proceedings, lawsuits, claims and other matters. Such matters are subject to many uncertainties and outcomes are not predictable with assurance.

As previously reported, in the course of closing the Company's merger with IXC, the Company became aware of IXC's possible non-compliance with certain requirements under state and federal environmental laws. Since the Company is committed to compliance with environmental laws, management decided to undertake a voluntary environmental compliance audit of the former IXC facilities and operations and, by letter dated November 9, 1999, disclosed potential non-compliance at the former IXC facilities to the U.S. Environmental Protection Agency ("EPA") under the Agency's Self-Policing Policy. The Company made similar voluntary disclosures to various state authorities. The EPA determined that IXC appears to have satisfied the "prompt disclosure" requirement of the Self-Policing Policy for the Company to complete its environmental audit of all former IXC facilities and report any violations to the Agency. The Company filed its preliminary environmental audit report with the EPA in September 2000.

On January 30, 2001, EPA issued a Notice of Determination which stated that the EPA would not assess civil penalties with respect to the reported non-compliance under the Clean Air Act due to the Company having satisfied the Self-Policing Policy. On January 30, 2001, EPA and the Company executed a Consent Agreement to resolve the reported Emergency Planning and Community Right-to-Know Act non-compliance. In the Consent Agreement, the Company agreed to pay an immaterial civil penalty in full satisfaction of its liability to EPA for the non-compliance. On May 1, 2001, the United States Environmental Protection Agency Environmental Appeals Board entered a Final Order approving the Consent Agreement.

The Company is currently working with several state environmental protection agencies to bring the Company into compliance with all applicable regulations, and to develop internal procedures to ensure future compliance.

The Company believes that the resolution of the above matters, and any other matters not specifically noted, for amounts in excess of those reflected in the consolidated financial statements would not likely have a materially adverse effect on the Company's financial condition.

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

The information required by this Item is included in Note 6 of the Notes to Condensed Consolidated Financial Statements on page 9 of this quarterly report.

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

BROADWING COMMUNICATIONS INC.

August 14, 2001	By:	/s/ Kevin W. Mooney
Kevin W. Mooney Chief Financial Officer