Form 10-Q
period 2001-09-30
BROADWING COMMUNICATIONS INC
filed 2001-11-14
CIK 1009532

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2001

OR

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ________to ________

Commission File Number 0-20803

BROADWING COMMUNICATIONS INC.

Incorporated under the laws of the State of Delaware

I.R.S. Employer Identification Number 74-2644120

1122 Capital of Texas Highway South, Austin, Texas 78746-6426

Telephone - Area Code 512 328-1112

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes  ☒  No ☐

All outstanding shares of the Registrant’s common stock are owned by Broadwing Inc.

The number of shares of Preferred Stock outstanding was 395,210 on October 31, 2001.

TABLE OF CONTENTS

PART I.  Financial Information

Description

Item 1.	Financial Statements

Condensed Consolidated Statements of Income and Comprehensive Income (Loss) (Unaudited Three Months and Nine Months Ended September 30, 2001 and 2000

Condensed Consolidated Balance Sheets September 30, 2001 (Unaudited) and December 31, 2000

Condensed Consolidated Statements of Cash Flows (Unaudited) Nine Months Ended September 30, 2001 and 2000

Notes to Condensed Consolidated Financial Statements (Unaudited)

Item 2.	Management’s Discussion and Analysis of Financial Condition And Results of Operations

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

PART II.  Other Information

Form 10-Q Part I	Broadwing Communications Inc.

CONDENSED CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME (LOSS)

(Millions of Dollars)

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2001	2000	2001	2000
Revenues
Broadband transport	$125.8	$100.7	$358.5	$286.5
Switched services	96.5	101.3	292.8	301.7
Data and Internet	27.1	20.7	88.1	42.4
Network construction	22.9	19.4	76.6	39.4
Other services	31.7	22.2	103.3	45.8
Total revenues	304.0	264.3	919.3	715.8

Costs and expenses
Cost of sales	193.5	158.8	566.4	423.2
Selling, general and administrative	77.4	78.4	251.2	241.6
Depreciation	70.7	50.4	193.2	142.8
Amortization	28.0	27.8	83.6	82.1
Restructuring charges	-	-	-	0.1
Total costs and expenses	369.6	315.4	1,094.4	889.8

Operating loss	(65.6)	(51.1)	(175.1)	(174.0)

Equity loss in unconsolidated entities	-	3.5	4.0	9.5
Interest expense	17.7	18.6	52.8	49.4
Other (income) expense, net	5.5	0.1	(7.3)	(0.7)

Loss before income taxes	(88.8)	(73.3)	(224.6)	(232.2)

Income tax benefit	(26.0)	(20.6)	(60.9)	(71.1)

Net loss	(62.8)	(52.7)	(163.7)	(161.1)

Other comprehensive income (loss), net of tax:
Unrealized loss on investments	-	(190.3)	-	(254.8)

Comprehensive loss	$(62.8)	$(243.0)	$(163.7)	$(415.9)

See Notes to Financial Statements.

CONDENSED CONSOLIDATED BALANCE SHEETS

(Millions of Dollars, Except Per Share Amounts)

	(Unaudited) September 30, 2001	December 31, 2000

Assets
Current Assets
Cash and cash equivalents	$-	$30.4
Receivables, less allowances of $22.4 and $32.2, respectively	197.8	189.5
Other current assets	41.6	20.1
Total current assets	239.4	240.0

Property, plant and equipment, net	2,300.7	2,103.9
Goodwill and other intangibles, net	2,381.6	2,467.6
Other noncurrent assets	180.4	182.7
Total Assets	5,102.1	4,994.2

Liabilities and Shareowners' Equity

Current Liabilities
Accounts payable	147.3	180.6
Accrued service cost	46.7	67.6
Accrued taxes	66.5	48.5
Current portion of unearned revenue and customer deposits	163.8	54.6
Other current liabilities	56.5	84.9
Total current liabilities	480.8	436.2

Unearned revenue, less current portion	444.0	611.0
Intercompany payable to Parent Company	1,387.0	994.8
Other noncurrent liabilities	115.0	137.2

Total liabilities	2,426.8	2,179.2

12 1/2% Junior Exchangeable Preferred Stock; $.01 par value; authorized - 3,000,000 shares of all classes of preferred stock; 395,210 shares issued and outstanding and aggregate liquidation preference of $401.4 at September 30, 2001 and December 31, 2000	418.7	421.0

Commitments and Contingencies

Shareowner's Equity
Common shares, $.01 par value, 1,000,000 shares authorized; 500,000 shares issued and outstanding	--	--
Additional paid-in capital	2,929.0	2,902.8
Accumulated deficit	(672.4)	(508.8)
Total shareowner's equity	2,256.6	2,394.0

Total Liabilities and Shareowners' Equity	$5,102.1	$4,994.2

See Notes to Financial Statements.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Millions of Dollars)

(Unaudited)

	Nine Months Ended September 30,
	2001	2000
Cash Flows from Operating Activities
Net loss	$(163.7)	$(161.1)
Adjustments to reconcile net loss to cash used in operating activities:
Depreciation	193.2	142.8
Amortization	83.6	82.1
Provision for loss on receivables	63.2	37.0
Deferred income taxes	(15.6)	(71.1)
Other, net	(1.9)	(3.2)

Changes in operating assets and liabilities
Increase in receivables	(82.6)	(93.7)
Increase in other current assets	(21.4)	(4.4)
Decrease in accounts payable	(33.3)	(11.4)
(Decrease) increase in accrued and other current liabilities	(40.0)	78.8
Decrease in unearned revenue	(46.6)	(11.9)
(Increase) decrease in other assets and liabilities, net	(25.9)	24.8
Net cash (used in) provided by operating activities	(91.0)	8.7

Cash Flows from Investing Activities
Capital expenditures	(395.3)	(360.7)
Proceeds from sale of investments	28.9	8.2
Other, net	0.1	1.7
Net cash used in investing activities	(366.3)	(350.8)

Cash Flows from Financing Activities
Proceeds from Parent Company loan	466.2	725.8
Repayment of long-term debt	(2.2)	(405.2)
Preferred stock dividends paid	(37.1)	(37.1)
Other, net	-	2.4
Net cash provided by financing activities	426.9	285.9
Net decrease in cash and cash equivalents	(30.4)	(56.2)
Cash and cash equivalents at beginning of period	30.4	56.2
Cash and cash equivalents at end of period	$-	$-

Supplemental Disclosure of Cash Flow Information
Cash paid for:
Income taxes, net of refunds	$0.6	$-
Interest, net of amount capitalized	$2.1	$10.9
Non-cash investing and financing activities:
Accretion of preferred stock	$2.3	$1.5

See Notes to Financial Statements

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

1.             Basis of Presentation

Broadwing Communications Inc. ("the Company") is an Austin, Texas based provider of communications services.   The Company utilizes its advanced optical network consisting of approximately 18,500 route miles to provide broadband transport through private line and indefeasible right of use (“IRU”) agreements, Internet services utilizing ATM and frame relay technology, and long distance services to both wholesale and retail markets. The Company also offers data collocation, information technology consulting, network construction and other services.  The Company is a wholly-owned subsidiary of Broadwing Inc. (“the Parent Company”).

The consolidated financial statements of the Company have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”) and, in the opinion of management, include all adjustments necessary for a fair presentation of the results of operations, financial position and cash flows for each period shown.  All adjustments are of a normal and recurring nature except for those outlined in Note 3.  Certain prior year amounts have been reclassified to conform to the current classifications with no effect on financial results.  Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to SEC rules and regulations.  The December 31, 2000 condensed balance sheet was derived from audited financial statements, but does not include all disclosures required by generally accepted accounting principles.  It is suggested that these financial statements be read in conjunction with financial statements and notes thereto included in the Company's 2000 Annual Report on Form 10-K.

2.             Investments in Other Entities

PSINet, Inc.

During the first quarter of 2001, the Company liquidated 14 million previously unhedged shares of PSINet.  Proceeds from the sale of this investment totaled $29 million and resulted in recognition of a gain of  $17 million during the first quarter.

Applied Theory, Inc.

During the second quarter of 2001, the Company’s ownership percentage in Applied Theory Communications Inc., a New York-based Internet service provider, fell from 21.5% to below 20%.  In addition, the Company resigned its board seat and no longer exerted influence on the operations of Applied Theory.  Accordingly, the Company ceased use of the equity method of accounting.  As a result, fluctuations in the market value of Applied Theory during the third quarter are reflected in the Condensed Consolidated Statement of Income and Comprehensive Income (Loss) under the caption “Other (income) expense, net” in accordance with SFAS 115.  As of September 30, 2001, the Company’s ownership percentage was 16.7%.

The market value of the Company’s investment in Applied Theory at the beginning of 2001 was approximately $12 million, following the write-off of a portion of the investment in the fourth quarter of 2000 due to an impairment that was deemed to be “other than temporary.”  During the first nine months of 2001, the combination of an additional impairment charge, equity losses, mark-to-market write downs and investment sales reduced the carrying value of this investment to $1.0 million as of September 30, 2001.

3.             Restructuring Charges

In the second quarter of 1999, the Company recorded a charge of approximately $13.9 million to exit certain operations in the switched wholesale business. The restructuring charge consisted of severance and various other costs associated with workforce reduction, network decommissioning, and various terminations.  The workforce reduction of 94 people included employees contributing to the sales and network operations functions.  The actions contemplated by this reserve were completed during the third quarter of 2001, and the remaining reserve was utilized.  This restructuring charge is now considered closed.

In the third quarter of 1999, the Company recorded a charge of approximately $8.3 million relating to the restructuring of the organization and exiting certain foreign operations.  The plan was developed prior to the merger with the Parent Company in November 1999, by the previous Chief Executive Officer, after reviewing the Company’s operations.  The workforce reduction of 15 employees included management, administrative and foreign sales personnel.  The remaining severance reserve of $0.8 million is expected to be paid by September 30, 2002.

Included in the allocation of the cost to acquire the Company in the fourth quarter of 1999 were restructuring costs associated with initiatives to integrate operations of the Company with its Parent Company.  The restructuring costs recorded in 1999 included the costs of involuntary employee separation benefits related to 263 employees of the Company.  As of March 31, 2001, all of the employee separations had been completed.  The restructuring plans also included costs associated with the closure of a number of technical and customer support facilities, the decommissioning of certain switching equipment, and the termination of contracts with vendors.  The Company expects that these restructuring actions will be substantially complete by June 30, 2002.

Activity in these reserves since December 31, 2000 related to the accrued restructuring liabilities was as follows (in millions):

	Balance at December 31, 2000	Expenditures	Balance at September 30, 2001

Second Quarter Restructuring:
Network decommissioning	$0.7	$(0.7)	$-

Third Quarter Restrucuturing:
Employee separations	$2.0	$(1.2)	$0.8

Fourth Quarter Restructuring:
Facility closure costs	$1.9	$(0.5)	$1.4
Other exit costs	1.5	(1.5)	-
Total	$3.4	$(2.0)	$1.4

4.             Debt

The Company’s debt consists of the following at September 30, 2001 and December 31, 2000 (in millions):

	September 30, 2001	December 31, 2000

9% Senior Subordinated Notes	$46.0	$46.0
Capital lease obligations	7.0	9.1
PSINet Forward Sale	-	3.0
Intercompany payable to Parent Company, net	1,387.0	994.8
12 1/2% Senior Notes	0.8	0.8
Other debt	-	3.4
Total debt	$1,440.8	$1,057.1
Less current portion	3.7	8.3
Long-term debt	$1,437.1	$1,048.8

9% Senior Subordinated Notes

In 1998, the Company issued $450 million of 9% senior subordinated notes due 2008 (“the 9% notes”).  The 9% notes are general unsecured obligations and are subordinate in right of payment to all existing and future senior indebtedness and other liabilities of the Company’s subsidiaries.  The indenture related to the 9% notes requires the Company to comply with various financial and other covenants and restricts the Company from incurring certain additional indebtedness. In January 2000, $404 million of the 9% senior subordinated notes were redeemed through a tender offer due to the change of control terms in the bond indenture.  Accordingly, $46 million of the 9% notes remain outstanding at September 30, 2001.

Capital Lease Obligations

The Company leases facilities and equipment used in its operations, some of which are required to be capitalized in accordance with Statement of Financial Accounting Standard No. 13, “Accounting for Leases” (“SFAS 13”).  SFAS 13 requires the capitalization of leases meeting certain criteria, with the related asset being recorded in property, plant and equipment and an offsetting amount recorded as a liability.

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

Intercompany Payable to Parent Company

The Company relies on advances from the Parent Company for the funding of operating and investing activities in excess of cash generated by its own operations.  Advances from the Parent Company bear interest at market rates, with the related interest expense being included in “Interest expense” on the Condensed Consolidated Statements of Income and Comprehensive Income (Loss).  The average interest rate on these advances during the third quarter of 2001 was approximately 5.85%.  The Company also provides services to other subsidiaries of the Parent Company.  The amounts due to the Parent Company of $1,387 million at September 30, 2001 are presented net of the amounts due from these other subsidiaries.

Other

Pursuant to the Company’s May 10, 1999, acquisition of Coastal Telecom Limited Company, the Company assumed $10 million in notes payable, of which $3.4 million was outstanding as of December 31, 2000.  The remaining balance was paid in full during the first quarter of 2001.

In addition, $0.8 million remains outstanding on the 12½% senior notes (original indebtedness of $285.0 million) that were largely eliminated through a tender offer in 1998.

5.             Financial Instruments

The Company adopted Statement of Financial Accounting Standard No. 133, “Accounting for Derivative Instruments and Hedging Activities” (“SFAS 133”) on January 1, 2001.  SFAS 133 requires that all derivative instruments be recognized on the balance sheet at fair value.  Fair values are determined based on quoted market prices of comparable instruments, if available, or on pricing models using current assumptions.  On the date the financial instrument is entered into, the Company designates it as either a fair value or cash flow hedge.

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

As of September 30, 2001, the Company was not a party to any derivative instruments.

Marketable Equity Forward Contracts

From time to time the Company enters into forward contracts on the sale of marketable equity securities held in the Company's investment portfolio.  It is the Company's intent to manage its exposure to fluctuations in U.S. equity markets related to these minority investments.  Forward contracts are contractual agreements between two parties for the sale of borrowed shares to be settled by delivery of the equivalent number of shares owned by the Company, at an agreed upon future date.  As of September 30, 2001, the Company was not a party to any such contracts.

6.             Concentration of Credit Risk and Significant Customers

Financial instruments that subject the Company to concentrations of credit risk consist primarily of cash equivalents and trade receivables. The Company places its cash equivalents in quality investments with reputable financial institutions.  The Company performs ongoing credit evaluations of customers’ financial condition and typically does not require significant collateral.

A relatively small number of customers account for a large portion of the Company’s total revenues.  During the third quarter, one broadband transport customer accounted for approximately 11% of total revenues.

7.             Contingencies

In the normal course of business, the Company is subject to various regulatory proceedings, lawsuits, claims and other matters.  Such matters are subject to many uncertainties and outcomes are not predictable with assurance.

In the course of closing the Company’s merger with the Parent Company, the Parent Company became aware of the former IXC Communications Inc's ("IXC") possible non-compliance with certain requirements under state and federal environmental laws.  Since the Company is committed to compliance with environmental laws, management decided to undertake a voluntary environmental compliance audit of the former IXC facilities and operations and, by letter dated November 9, 1999, disclosed potential non-compliance at the former IXC facilities to the U.S. Environmental Protection Agency (“EPA”) under the Agency’s Self-Policing Policy.  The Company made similar voluntary disclosures to various state authorities.  The Company and the EPA resolved all non-compliance with federal laws in a consent agreement entered on May 1, 2001.  The Company has since paid an immaterial amount of civil penalties owed to the United States EPA under the consent agreement, and this matter has now reached finality with the EPA.  The Company is currently working with several state environmental protection agencies to ensure future compliance.

Were any state environmental agency to pursue any further action or proceeding despite the conclusion of the EPA matter, the Company believes that the resolution of such state actions or proceedings would not have a materially adverse effect on the Company’s financial condition. Accordingly, this item will no longer be addressed in future Company filings unless circumstances change.

8.             Recently Issued Accounting Standards

On June 29, 2001 the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards No. 141, “Business Combinations” ("SFAS 141").  SFAS 141 requires use of the purchase method of accounting for all business combinations initiated after June 29, 2001.  SFAS 141 also established specific criteria for the recognition of intangible assets separately from goodwill.

On June 29, 2001 the FASB also issued Statement of Financial Accounting Standards No. 142, “Goodwill and Other Intangible Assets” ("SFAS 142").  SFAS 142 requires cessation of the amortization of goodwill and annual impairment testing of those assets.  The Company will adopt SFAS 142 on January 1, 2002, as required.  The Company is currently evaluating the impact, if any, that SFAS 141 and 142 will have on the carrying value of its consolidated financial statements.

In October 2001, issued Statement of Financial Accounting Standard No. 144, “Accounting for Impairment or Disposal of Long-Lived Assets” (“SFAS 144”).  SFAS 144 supersedes Statement of Financial Accounting Standard No. 121, “Accounting for Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of” (“SFAS 121”) and amends Accounting Principles Bulletin Opinion No. 30, “Reporting Results of Operations – Reporting the Effects of Disposal of a Segment of a Business”.  SFAS 144 develops one accounting model for long-lived assets that are disposed of by sale, based on the model previously developed in SFAS 121.  This standard also makes changes to the manner in which amounts from discontinued operations are measured and expands the scope of the components of an entity that qualify for discontinued operations treatment.  This statement is effective for fiscal years beginning after December 15, 2001.  The Company will implement this standard as required in 2002, and does not expect this standard to have any material impact on the Company’s consolidated financial statements.

In December 1999, the SEC issued Staff Accounting Bulletin No. 101 (“SAB 101”), “Revenue Recognition in Financial Statements”.  As required, the Company adopted SAB 101 in the fourth quarter of 2000 and modified its revenue recognition policies retroactive to January 1, 2000 to recognize service activation revenues and associated direct incremental costs over their respective average customer lives.  As a result, the previously reported quarterly results for the first three quarters of 2000 have been restated.  The adoption of SAB 101 did not have a material effect on the Company’s financial position or results of operations.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS

ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Information included in this Quarterly Report on Form 10-Q contains certain forward-looking statements that involve potential risks and uncertainties.  The Company’s future results could differ materially from those discussed herein.  Factors that could cause or contribute to such differences include, but are not limited to, those discussed herein, and those discussed in the Form 10-K for the year ended December 31, 2000.  Readers are cautioned not to place undue reliance on these forward-looking statements that speak only as of the date thereof.

Results of Operations

Information included in this Quarterly Report on Form 10-Q contains certain forward-looking statements that involve potential risks and uncertainties.  The Company’s future results could differ materially from those discussed herein.  Readers are cautioned not to place undue reliance on these forward-looking statements that speak only as of the date thereof.  Factors that could cause or contribute to such differences include, but are not limited to, the following (many of which are discussed in greater detail in the Company’s Annual Report on Form 10-K for the year ended December 31, 2000):

•           General and economic trends affecting the purchase of telecommunications services,

•           World and national events that may affect the demand for the Company’s services and the Company’s ability to provide service in the wake of any such events,

•           The Parent Company’s ability to satisfy all covenants and requirements pertaining to its credit facility and the sufficiency of that credit facility to provide needed funding in excess of that which can be generated from the Company’s operations,

•           The ability of the Company to successfully compete against others in its respective businesses,

•           The ability of the Company to maintain existing network rights-of-way, and acquire new rights-of-way as needed, in order to continue providing service,

•           Regulatory initiatives that could impact the Company’s ability to offer service, the pricing for such services and the associated profitability of those services,

•           The ability of the Company to attract and retain highly qualified employees,

•           The ability of the Company to introduce new products and services,

•           The financial stability of the Company's customers and the ability to collect on revenues from those customers, and

•           The success of any restructuring efforts that the Company may undertake in order to improve profitability.

Results of operations are as follows:

	(Unaudited) Three Months Ended September 30,				(Unaudited) Nine Months Ended September 30,
	2001	2000	Change	%	2001	2000	Change	%
($Millions)

Revenues:
Broadband transport	$125.8	$100.7	$25.1	25%	$358.5	$286.5	$72.0	25%
Switched services	96.5	101.3	(4.8)	(5)%	292.8	301.7	(8.9)	(3)%
Data and Internet	27.1	20.7	6.4	31%	88.1	42.4	45.7	108%
Network construction	22.9	19.4	3.5	18%	76.6	39.4	37.2	94%
Other services	31.7	22.2	9.5	43%	103.3	45.8	57.5	126%
Total revenues	304.0	264.3	39.7	15%	919.3	715.8	203.5	28%

Costs and expenses:
Cost of sales	193.5	158.8	34.7	22%	566.4	423.2	143.2	34%
Selling, general and administrative	77.4	78.4	(1.0)	(1)%	251.2	241.6	9.6	4%
Total costs and expenses	270.9	237.2	33.7	14%	817.6	664.8	152.8	23%

EBITDA	33.1	27.1	6.0	22%	101.7	51.0	50.7	99%

Depreciation	70.7	50.4	20.3	40%	193.2	142.8	50.4	35%
Amortization	28.0	27.8	0.2	1%	83.6	82.1	1.5	2%
Restructuring charges	-	-	-	n/m	-	0.1	(0.1)	(100)%

Operating loss	(65.6)	(51.1)	(14.5)	28%	(175.1)	(174.0)	(1.1)	1%

Equity loss in unconsolidated entities	-	3.5	(3.5)	(100)%	4.0	9.5	(5.5)	(58)%
Interest expense	17.7	18.6	(0.9)	(5)%	52.8	49.4	3.4	7%
Other (income) expense, net	5.5	0.1	5.4	n/m	(7.3)	(0.7)	(6.6)	n/m

Loss before income taxes	(88.8)	(73.3)	(15.5)	21%	(224.6)	(232.2)	7.6	(3)%

Income tax benefit	(26.0)	(20.6)	(5.4)	26%	(60.9)	(71.1)	10.2	(14)%

Net loss	$(62.8)	$(52.7)	$(10.1)	19%	$(163.7)	$(161.1)	$(2.6)	2%

Revenues

Total revenues grew 15% in the third quarter and 28% for the first nine months of 2001 versus the comparable periods in 2000, representing increases of $40 million and $204 million, respectively. During both periods, a significant amount of the Company’s revenue growth came from broadband transport, network construction and other data services.  These increases more than offset a decline in switched voice services. Despite 15% revenue growth in comparison to the prior year quarter, results for the third quarter of 2001 indicated a slowing of momentum which contributed to a sequential decline in revenues for the quarter.

In comparison to prior year amounts, Broadband transport revenues increased $25 million in the current quarter, growing 25% to $126 million.  The nine-month period produced similar improvement, with 25% growth providing an additional $72 million in revenues. Growth in broadband transport revenue is being driven by an increased demand for high-bandwidth transport from enterprise customers, carriers, Internet backbone providers and Internet service providers.  While the growth rates remained constant in the third quarter, the Company did experience slowing revenue growth attributable to an increase in disconnections towards the end of the quarter.

Switched services revenue decreased 5% for the quarter and 3% for the nine-month period, decreasing $5 million and $9 million, respectively, from prior year results. This is the result of a continued focus on data services and accompanying de-emphasis on sales of voice services to the lower end of its switched services customer base.  At the same time, the Company has made an effort to minimize sales to less creditworthy customers in the wake of increasing bankruptcies in the wholesale segment of this market.

Data and Internet revenues increased $6 million, or 31%, and $46 million, or 108%, versus the prior year three- and nine-month periods, respectively.  Data and Internet revenues continue to increase with respect to the comparable prior year periods on the strength of demand for dedicated IP and ATM/frame relay services.  These increases were partially offset by decreased demand for equipment and collocation services.

Network construction revenue increased $4 million, or 18%, in the current quarter and $37 million, or 94%, year-to-date on the strength of a large construction project that is expected to be complete by the first quarter of 2002.

Other revenues grew $10 million, or 43%, versus the prior year quarter and $58 million, or 126%, year-to-date.  These increases were attributable to growth in the information technology consulting business and increased sales of hardware related to that business.

Costs and Expenses

Cost of sales primarily reflects access charges paid to local exchange carriers and other providers, transmission lease payments to other carriers, costs incurred for network construction projects and personnel and hardware costs for information technology consulting. In the current quarter, cost of sales amounted to $194 million, a 22% increase over the $159 million incurred during the third quarter of 2000.  For the nine-month period ended September 30, 2001, the $566 million incurred represented a 34% increase over the $423 million incurred during the same period in 2000.  These increases were driven primarily by costs needed to support the revenue growth of broadband transport, data and internet services and information technology consulting.

Selling, general and administrative (“SG&A”) expenses decreased 1% to $77 million, attributable to efforts to reduce consulting, contracted labor services and advertising.  For the nine-month period ended September 30, 2001, SG&A expenses of $251 million were 4% higher than in the respective prior period.  The majority of the increase for the nine-month period was attributable to higher headcount during the first half of the year, which declined during the third quarter of 2001.  Offsetting this increase were decreases in advertising due to the completion of a national advertising campaign, decreases in consulting and contracted labor services and increased capitalized overhead associated with the optical overbuild of the network (thereby decreasing SG&A).

Earnings before interest, taxes, depreciation and amortization (“EBITDA”) increased in the current quarter by $6 million, or 22%, to $33 million, while year-to-date EBITDA doubled to $102 million.

Depreciation expense of $71 million increased $20 million, or 40% in the quarter, and $50 million, or 35% year-to-date in comparison to prior year periods.  This significant increase is due to the placement of significant optical overbuild assets into service.  Amortization expense remained flat at approximately $28 million in both the third quarter of 2001 and 2000 and $84 million in the first nine months of 2001 compared to $82 million in the first nine months of 2000.

The operating loss of $66 million recorded in the third quarter represents a 28% increase over $51 million in the same quarter of the prior year, due primarily to the considerably higher depreciation expense incurred during the current quarter.  On a year-to-date basis, the operating loss of $175 million increased by approximately $1 million compared to the operating loss during the first nine months of 2000, as the increase in depreciation expense was offset by a $51 million increase in EBITDA.

Equity losses in unconsolidated entities decreased to zero in the current quarter compared to $4 million in the same quarter in 2000.  On a year-to-date basis, equity losses in unconsolidated entities decreased to $4 million versus $10 million in the first nine months in 2000.  These losses relate to the Company’s equity investment in Applied Theory.  The decrease over both periods is due to the Company’s change in accounting method for this investment during the second quarter of 2001 from the equity method of accounting as the Company no longer exerted significant influence on Applied Theory.  Prior to the decrease in ownership percentage and resignation of the board seat, equity losses in the Company’s investment in Applied Theory were reflected in the Condensed Consolidated Statement of Income and Comprehensive Income (Loss) under the caption “Equity loss in unconsolidated entities.”  Subsequent to this change, fluctuations in the market value of Applied Theory are reflected under the caption “Other (income) expense, net.”

Interest expense, primarily consisting of interest paid to the Parent Company, decreased 5% in the third quarter to $18 million from $19 million in the same quarter of the prior year.  Although total borrowings increased during the period, a decrease of 2.8% in the average interest rate charged on the borrowings offset the volume increase.  On a year-to-date basis, interest expense increased 7% to $53 million from $49 million in the same nine months of the prior year.  This increase is attributable to an increase in borrowings from the Parent Company offset only partially by a decrease in the interest rate charged on the borrowings.

Other (income) expense resulted in expense of approximately $5.5 million for the current quarter, representing a $5.4 million increase from $0.1 million of expense during the third quarter of the prior year.  This increase is primarily the result of realized losses on the sale of a portion of the Company’s investment in Applied Theory and mark-to-market adjustments made to the carrying value of the Applied Theory.  On a year-to-date basis, other income increased by $6.6 million to $7.3 million.  The increase is due primarily to recognized gains on the sale of PSINet stock, partially offset by a $3.9 million loss on the retirement of fixed assets, recognized losses on the sale of Applied Theory and mark-to-market adjustments made during the second and third quarters of 2001 to the carrying value of Applied Theory.

The income tax benefit increased $5 million from a benefit of $21 million in the prior quarter to a benefit of $26 million in 2001.  On a year-to-date basis, the income tax benefit declined $10 million from a benefit of $71 million prior year-to-date to a benefit of $61 million in 2001.

As a result of the above, the Company reported a net loss of $63 million and $164 million in the three-month and nine-month periods ended September 30, 2001, representing increased losses of  19% and 2% from the corresponding prior year periods.

Segment Information

In accordance with Statement of Financial Accounting Standard No. 131, “Disclosures About Segments of an Enterprise and Related Information,” the operations of the Company comprise a single segment and are reported as such to the Chief Executive Officer of the Parent Company, who functions in the role of chief operating decision maker for the Company.

Financial Condition

The Company’s management became aware of various trends during the quarter which have resulted in a sequential downturn in its business.  The downturn was primarily the result of demand for broadband services decreasing as customers have delayed purchasing activities, migrated traffic from the Company’s network, or entered into bankruptcy.  The Company’s collocation and web hosting products have experienced weaker sales as current and potential customers have delayed spending.  Finally, capital spending by customers for network construction, systems hardware, IT consulting, and managed services has declined as companies have reassessed their capital budgets.  These developments, which are largely the result of a restricting economy, could make it difficult for the Company to attain revenue projections and operating margins.

In response to these trends, the Company initiated an evaluation of its operations designed to identify opportunities to reduce future operating expenses and capital requirements.  The conclusion of the Company’s review will result in a restructuring plan in the fourth quarter of 2001, which may include employee separations, facility closures designed to consolidate operations and the elimination of certain business lines in order to channel resources to profitable products with the greatest opportunity for growth.  Management believes that the restructuring plan will result in a reduction in operating expenses, but can make no assurances on the future operations of the company due to current market and economic conditions, which are outside the scope of the Company’s control.

Capital Investment, Resources and Liquidity

The Company has invested significant capital in order to expand the reach of its national broadband network.  Now that the Company has largely completed the optical overbuild of its national network and increased the lit capacity on that network, and with the impending conclusion of a large, joint-use network construction contract, capital spending will now be more closely tied to the maintenance and optimization of its networks.  Prospectively, the Company may also incur capital expenditures associated with specific customer requests that are deemed to provide an acceptable return to the Parent Company’s shareholders, but does not anticipate a significant amount of these types of expenditures in light of a general decline in the overall economic outlook.  As a result, the Company expects capital spending in the near term to be considerably less than in prior years.

Since the merger with the Parent Company, the Company has relied on the credit facility secured by the Parent Company in order to support its cash deficit.  In order to provide for the Company’s cash requirements, the Parent Company maintains a $2.3 billion credit facility with a group of lending institutions.  The credit facility consists of $900 million in revolving credit and $1.4 billion in term loans.  At September 30, 2001, the Parent Company had drawn approximately $1.875 billion from the credit facility in order to refinance its existing debt and debt assumed as part of the merger with the Company and to provide for the Parent Company’s business needs.  At September 30, 2001, the Parent Company had approximately $425 million in additional borrowing capacity from this facility.  The Company believes that the borrowing capacity will be sufficient to provide for financing requirements in excess of amounts generated from its operations.

Cash Flow

Cash used in operating activities during the first nine months of 2001 of $91 million increased $100 million from $9 million in cash provided by operating activities during the first nine months of 2000.  The change is the result of decreases in accounts payable, accrued liabilities and other current liabilities as a result of reductions in selling, general, and administrative expenses.  These decreases were partially offset by an increase in noncash expenses such as depreciation and the provision for doubtful accounts.

Cash used in investing activities increased $15 million to $366 million in the first nine months of 2001 as compared to the corresponding period in the previous year, due primarily to a $34 million increase in capital expenditures for network expansion.  The $34 million increase in capital spending was offset in part by $21 million of increases in cash proceeds from the sale of PSINet and Applied Theory investments.

Cash provided by financing activities of $427 million increased $141 million during the nine-month period ended September 30, 2001, compared to $286 million in cash provided in the first nine months of 2000.  The increase was due to the net effect of a decrease in the proceeds from loans provided by the Parent Company to fund investing and operating activities, offset by a decrease in the repayment of those loans.  Additionally, approximately $37 million in cash was required to pay dividends on the Company’s 12½% Junior Exchangeable Preferred Stock (“12½% Preferred Stock”).

As of September 30, 2001, all cash and cash equivalents were held by the Parent Company.  The primary sources of cash will be cash generated by operations, proceeds of wavelength sales and borrowings from the Parent Company.  The primary uses of cash will be for funding the maintenance of the network and working capital.  Quarterly dividend payments on the 12 ½% Preferred Stock and semi-annual interest payments on the remaining 9% subordinated notes and 12 ½% senior notes, totaling approximately $54 million per year, will also be required.

Balance Sheet

The following comparisons are relative to December 31, 2000.

The increase in other current assets of $22 million or 107% is due to the prepayment of services related to the expansion of the optical network.  The decrease in accounts payable of $33 million, or 18%, is due to reductions in selling, general, and administrative expenses and sequential decreases in capital expenditures over the prior three quarters. The decrease in accrued service cost of $21 million, or 31%, is due to the timing of payments to vendors.  The increase in current deferred revenue of $109 million and corresponding decrease in non-current deferred revenue of $167 million reflects the renegotiation and amortization of existing IRU agreements.

Business Outlook

The Company faces competition from other fiber-based telecommunications companies such as AT&T, Worldcom, Sprint, Level 3 Communications, Qwest Communications International, Global Crossing and Williams Communications.  Broadwing IT Consulting, a subsidiary of the Company, competes with Intranet hardware vendors, system integrators, value-added resellers and other information technology consulting businesses.

Further discussion of the Company’s current and anticipated business prospects are contained in other portions of this filing, most notably in the discussion of operating results and in “Financial Condition” above.

Contingencies

In the normal course of business, the Company is subject to various regulatory proceedings, lawsuits, claims and other matters.  Such matters are subject to many uncertainties and outcomes are not predictable with assurance.

In the course of closing the Company’s merger with the Parent Company, the Parent Company became aware of the former IXC Communications Inc's ("IXC") possible non-compliance with certain requirements under state and federal environmental laws.  Since the Company is committed to compliance with environmental laws, management decided to undertake a voluntary environmental compliance audit of the former IXC facilities and operations and, by letter dated November 9, 1999, disclosed potential non-compliance at the former IXC facilities to the U.S. Environmental Protection Agency (“EPA”) under the Agency’s Self-Policing Policy.  The Company made similar voluntary disclosures to various state authorities.  The Company and the EPA resolved all non-compliance with federal laws in a consent agreement entered on May 1, 2001.  The Company has since paid an immaterial amount of civil penalties owed to the United States EPA under the consent agreement, and this matter has now reached finality with the EPA.  The Company is currently working with several state environmental protection agencies to ensure future compliance.

Were any state environmental agency to pursue any further action or proceeding despite the conclusion of the EPA matter, the Company believes that the resolution of such state actions or proceedings would not have a materially adverse effect on the Company’s financial condition. Accordingly, this item will no longer be addressed in future Company filings unless circumstances change.

ITEM 3.  QUALITATIVE AND QUANTITIVE DISCLOSURES ABOUT MARKET RISK

Effective with the retirement of the Company’s previously existing revolving credit facility and with new debt being assumed by the Parent Company, the Company is not currently subject to market risk associated with changes in interest rates. The Company does not hold or issue derivative financial instruments for trading purposes or enter into interest rate transactions for speculative purposes.

PART II.  OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

The information required by this Item is included in Note 7 of the Notes to Condensed Consolidated Financial Statements on page 9 of this quarterly report.

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

BROADWING COMMUNICATIONS INC.

November 14, 2001	By:	/s/ Kevin W. Mooney
Kevin W. Mooney Chief Financial Officer