Form 10-K
period 2001-12-31
BROADWING COMMUNICATIONS INC
filed 2002-03-28
CIK 1009532

Use these links to rapidly review the document
BROADWING COMMUNICATIONS INC. FORM 10-K For the Fiscal Year Ended December 31, 2001
TABLE OF CONTENTS 2

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2001
or
☐ TRANSITION REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from to
Commission File Number 1-15307

BROADWING COMMUNICATIONS INC.
(Exact name of registrant as specified in its charter)

Delaware (State or other jurisdiction of incorporation or organization)	74-2644120 (I.R.S. Employer Identification No.)

        1122 Capital of Texas Highway South, Austin, Texas 78746-6426

        (Registrant's telephone number, including area code): (512) 328-1112

Securities registered pursuant to Section 12(b) of the Act:

Title of each classs	Name of each exchange on which registered

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

        The aggregate market value of the Preferred Stock of the Registrant held by non-affiliates of the Registrant on February 28, 2002 based on the closing price of the Preferred Stock on the New York Stock Exchange on such date, was $213,413,400.

        The number of shares of Preferred Stock outstanding was 395,210 on February 28, 2002.

DOCUMENTS INCORPORATED BY REFERENCE

        Portions of the Registrant's Information Statement to be filed with the Securities and Exchange Commission within 120 days of December 31, 2001.

BROADWING COMMUNICATIONS INC.

FORM 10-K

For the Fiscal Year Ended December 31, 2001

This report contains trademarks, service marks and registered trademarks and registered marks of the Company and its subsidiaries, as indicated.

Private Securities Litigation Reform Act of 1995 Safe Harbor Cautionary Statement

        This form 10-K contains "forward-looking" statements, as defined in federal securities laws including the Private Securities Litigation Reform Act of 1995 that are based on Broadwing Communications Inc.'s (together with its consolidated subsidiaries, "the Company" or "Broadwing Communications") current expectations, estimates and projections. Statements that are not historical facts, including statements about the beliefs, expectations and future plans and strategies of the Company, are forward-looking statements. These statements involve potential risks and uncertainties; therefore, actual results may differ materially from those expressed or implied in forward-looking statements. You are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date on which they were made. The Company does not undertake any obligation to update any forward-looking statements, whether as a result of new information, future events or otherwise.

        Important factors that may affect the Company's expectations include, but are not limited to: changes in the overall economy; world and national events that may affect the ability of the Company to provide services; changes in competition in markets in which the Company operates; advances in communications technology; the ability of the Company and its parent company, Broadwing Inc., to generate sufficient cash flow to fund its business plan and maintain and strategically grow its optical network; changes in the communications regulatory environment; changes in the demand for the services and products of the Company; the ability of the Company to introduce new service and product offerings in a timely and cost effective basis; the ability of the Company to attract and retain qualified employees; the ability of the Company's parent company, Broadwing Inc., to access capital markets and the successful execution of restructuring initiatives.

ITEM 1. BUSINESS

Overview

        Broadwing Communications is an Austin, Texas based provider of data and voice communications services. These services are provided over approximately 18,500 route miles of fiber-optic transmission facilities. The Company's revenue is generated by broadband transport through private line and indefeasible right of use ("IRU") agreements, Internet services utilizing technology based on Internet protocol ("IP"), and switched voice services provided to both wholesale and retail customers. The Company also offers data collocation, information technology consulting ("IT consulting"), network construction and other services. As further discussed in Note 4 of the Notes to Consolidated Financial Statements, the Company announced its intention to exit the network construction business through the November 2001 Restructuring Plan.

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

        In 2001 and 2000, Broadwing Communications' results include the results of Broadwing IT Consulting Inc., as the Parent Company contributed the capital stock of the information technology consulting business to the Company during 2000. Broadwing IT Consulting Inc. began operating under the name Broadwing Technology Solutions ("BTS") in 2001. In addition, the 2001 and 2000 results include the revenue and expenses related to servicing the former Cincinnati Bell Long Distance Inc.

("CBLD") customers outside of the Cincinnati, Ohio area. This change was further described in each of the Company's Reports on Form 10-Q during 2000. The contribution of the Broadwing IT Consulting Inc. stock resulted in approximately $11 million in assets and $12 million in liabilities (at historical cost) being contributed to the Company in January 2000, representing net liabilities of approximately $1 million.

        Broadband transport services, which accounted for 39% of the Company's revenue in both 2001 and 2000, primarily represents monthly recurring revenue relating to the long-haul transmission of voice, data and Internet traffic over dedicated circuits. The majority of this revenue is generated by private line, monthly recurring revenue. However, approximately one-fourth of the revenue is provided by IRU agreements, which cover a fixed period of time and represent the lease of capacity or network fibers. The buyer of IRU services typically pays cash upon execution of the contract. The Company's policy and practice is to amortize these payments into revenue over the life of the contract.

        Switched voice services, which accounted for 32% and 41% of the Company's total 2001 and 2000 revenue, respectively, consist of billed minutes of use, primarily for the transmission of voice long-distance services on behalf of both wholesale and retail customers. This revenue has been decreasing as a percentage of total revenue as the Company has focused its efforts on optimizing profitability of this revenue source. Therefore, the Company has minimized sales to less creditworthy customers, tightened credit to wholesale customers in the wake of increasing bankruptcies and exited its telemarketing operations which were directed at a low-end customer base. Switched voice services also includes revenue associated with certain customers of the former CBLD in 2000 and 2001.

        Data and internet services consist of the sale of high-speed data transport services and equipment utilizing technology based on Internet protocol ("IP"), ATM/frame relay, data collocation and web hosting. These services continued to grow as a percentage of total Company revenue, increasing from 6% in 2000 to nearly 10% in 2001. The Company envisions a growing market for these types of services and it expects that data and internet services will provide a greater share of total revenue in the future.

        IT consulting, which accounted for 12% and 7% of the Company's 2001 and 2000 revenue, respectively, consists of information technology consulting services and associated equipment sales. These services are provided by BTS.

        Network construction and other services consists of large, joint-use network construction projects, the receipt of warrants in 2000 related to a field trial of optical equipment and residual revenue in 1999 from a prior sale of dark fiber. The Company typically gains access to rights-of-way or additional fiber routes through its network construction activities. In both 2001 and 2000, network construction projects and other services provided 7% of total Company revenue. The Company expects to complete its remaining ongoing project in 2002, and will subsequently exit the network construction line of business.

        The centerpiece of the Company's assets is its next-generation network. This network is fully operational, includes an Internet backbone and is one of the first in the United States of America to incorporate optical switching technology. In order to maintain its network, the Company relies on supplies from certain key external vendors and a variety of other sources.

        As the Company's revenue is primarily generated by usage-based and monthly service fees, the operations of the Company follow no particular seasonal pattern. However, the Company does receive approximately 50% of its revenue from interexchange carriers that have or are capable of constructing their own network facilities, but utilize the Company's broadband transport, switched voice and network construction services to augment their own networks. Remaining revenue of the Company is generated by business enterprise customers through the purchase of broadband transport, internet, switched voice and IT consulting services.

        Prices and rates for the Company's service offerings are primarily established through contractual agreements. Accordingly, the Company is influenced by competitive conditions such as the number of competitors, availability of comparable service offerings and the amount of fiber network capacity available from these competitors.

        The Company faces significant competition from other fiber-based communications companies such as AT&T, WorldCom, Sprint, Level 3 Communications, Qwest Communications International, Williams Communications and several emerging competitors. These competitors attempt to compete on the basis of price, quality, service and product breadth.

Employees

        At December 31, 2001, the Company employed 2,100 people, of whom 800 provided operational and technical services, 200 provided engineering services, and the balance engaged in sales, administration and marketing. These employees are not represented by labor unions, and the Company considers employee relations to be good.

Risk Factors

Increased Competition Could Affect Profitability and Cash Flow

        There is substantial competition in the telecommunications industry. Through mergers and various service integration strategies, major providers, including the Company, are striving to provide integrated services across all geographical markets. The Company expects competition to intensify as a result of the entrance of new competitors and the rapid development of new technologies, products and services. The Company cannot predict which of many possible future technologies, products and services will be important to maintain its competitive position or what expenditures will be required to develop and provide these technologies, products and services. The Company's ability to compete successfully will depend on the Company's ability to anticipate and respond to various competitive factors affecting the industry, including new services that may be introduced, changes in consumer preferences, demographic trends, economic conditions and discount pricing by competitors. To the extent the Company does not keep pace with technological advances or fails to timely respond to changes in competitive factors in the industry, it could lose market share or experience a decline in its revenue and profit margins.

        The Company faces significant competition from companies such as AT&T, WorldCom, Sprint, Level 3 Communications, Qwest Communications International, Williams Communications and several emerging competitors. The significant capacity of these competitors could result in decreasing prices even as the demand for higher-bandwidth services increases. Increased network capacity and traffic optimization could place downward pressure on prices, thereby making it difficult for the Company to maintain current revenue and profit margins.

        The Company's failure against these competitors would have a material adverse impact on its business, financial condition and results of operations. This would result in increased reliance on borrowed funds and could impact the Company's ability to maintain and strategically expand its optical network.

Insufficient Cash Flow for Planned Investing and Financing Activities Could Impact the Company's Liquidity

        The Company is committed to the maintenance and strategic expansion of its national optical network. To accomplish these goals, the Company expects to incur approximately $130 million in capital expenditures in 2002. Since the Company does not expect to generate sufficient cash flow to provide for its operating and investing activities, it is dependent on the Parent Company for funding.

        In order to provide for these cash requirements, the Parent Company obtained a $2.3 billion credit facility from a group of banking and nonbanking institutions. The Company has used funds borrowed by the Parent Company from the credit facility and funds borrowed directly by the Company from the credit facility to finance its operations and investing activities. Both the Parent Company and the Company anticipate additional borrowings from this credit facility during 2002. At the end of 2001, the Parent Company had approximately $350 million in available borrowing capacity from the credit facility. Total availability under this credit facility will decrease throughout 2002 to approximately $1.8 billion due to approximately $335 million related to prepayment of the outstanding term debt facilities from the proceeds of the sale a subsidiary of the Parent Company, $5 million due to scheduled amortization of the term debt facilities and $135 million due to scheduled availability reductions of the revolving credit facility. The Company believes that the Parent Company's borrowing availability will be sufficient to provide for its financing requirements in excess of amounts generated by operations during 2002.

        However, the ability to borrow from this credit facility is predicated on the Parent Company's compliance with certain debt covenants that have been negotiated with its lenders. Failure to satisfy these debt covenants could severely constrain the Company's and the Parent Company's ability to borrow from the credit facility without receiving a waiver from its lenders. The Parent Company obtained an amendment to its credit facility to exclude charges associated with the November 2001 Restructuring Plan (described in Note 4 of the Notes to Consolidated Financial Statements) from the financial covenant calculations. As of December 31, 2001, the Parent Company was in compliance with all of the covenants of the credit facility.

        If the Company is unable to meet its cash flow targets going-forward, the Company could experience a material adverse impact on its business, financial condition and results of operations.

Network Utilization is Dependent on Maintaining Rights-of-Way and Permits

        The utilization of the Company's network depends on maintaining rights-of-way and required permits from railroads, utilities, governmental authorities and third-party landlords on satisfactory terms and conditions. The Company cannot guarantee that it will be able to maintain all of the existing rights and permits. Although the Company expects to maintain and renew its existing agreements, the loss of a substantial number of existing rights and permits would have a material adverse impact on the Company's business, financial condition and results of operations. Furthermore, the Company may incur significant future expenditures in order to remove its facilities upon expiration of related rights-of-way agreements.

Significant Capital Expenditures Will be Required to Maintain and Strategically Expand the Network

        The Company is committed to the maintenance and strategic expansion of its national optical network and the deployment of high-speed data transport services. The Company's current plans call for a significant reduction in capital spending in 2002 from $461 million in 2001 to approximately $130 million, as the optical overbuild of the national network has been largely completed.

        The actual amount of capital required to maintain or expand the Company's network to meet customer demands may vary materially from the Company's estimates. The Company may incur significant additional capital expenditures in 2002 and thereafter as a result of unanticipated expenses, regulatory changes and other events that impact the business. If the Company fails to adequately maintain its network or expand it to meet customer needs, there could be a material adverse impact on the Company's business, financial condition and results of operations.

Regulatory Initiatives May Impact the Company's Profitability

        The Company is subject to regulatory oversight of varying degrees at the state and federal levels. Regulatory initiatives that would put the Company at a competitive disadvantage or mandate lower rates for its services could result in lower profitability and cash flow. This could compromise the

Company's ability to maintain and strategically expand its national optical network, which would have a material adverse effect on the Company's business, financial condition and results of operations.

The Company's Recently Announced Restructuring Initiative is Critical to the Company's Success

        The Company announced a restructuring initiative on November 29, 2001 that included initiatives to close eight of the Company's eleven data centers; reduce the Company's expense structure; and exit the network construction line of business and other non-strategic operations. In addition, the web hosting operations of the Parent Company will be consolidated into the Company's operations effective January 1, 2002. The Company recorded a one-time charge of $220 million in the fourth quarter of 2001 related to these initiatives and expects the restructuring plan will reduce costs by approximately $77 million annually, compared to 2001. Successfully completing this initiative by executing the various business strategies that embody the initiative, retaining valued customers and maintaining the employee base will be critical to the Company's profitability. Failure to successfully implement this initiative could have an adverse impact on the Company's business, financial condition and results of operations.

Attracting and Retaining Highly Qualified Employees is Necessary for Competitive Advantage

        The Company seeks to achieve competitive advantage by hiring and retaining highly skilled personnel. The Company believes this is of particular importance in an industry which depends on innovation and execution in order to attract and retain valuable customers. If the Company fails to attract or retain these skilled personnel, the Company's financial condition and results of operations could be materially impacted.

The Company's Success Depends on the Introduction of New Products and Services

        The Company's success depends on being able to anticipate the needs of current and future enterprise and carrier customers. The Company seeks to meet these needs through new product introductions, service quality and technological superiority. If the Company fails to anticipate the needs of these customers and does not introduce the new products and services necessary to attract or retain these customers, it would have a material adverse impact on the Company's business, financial condition and results of operations.

Continuing Softness in the Economy is Having a Disproportionate Effect in the Telecommunications Industry

        The downturn in general economic conditions, and particularly in the telecommunications services industry, has forced several of the Company's competitors and customers to file for protection from creditors under existing bankruptcy laws and others to reconfigure their capital structure. These companies had significant debt servicing requirements and were unable to generate sufficient cash from operations to both service their debt and maintain their networks. If general economic conditions in the United States remain at current levels for an extended period of time or worsen, there could be a material adverse impact on the Company's business, financial condition and results of operations.

A Significant Portion of the Company's Revenue Is Derived From Telecommunications Carriers

        Eight of the Company's top ten customers, which as a group, accounted for approximately 29% of total revenue, are large telecommunications carriers. The Company's largest customer, who accounted for approximately 9% of revenue in 2001, is in Chapter 11 bankruptcy proceedings. Non-IRU revenue from this customer approximated 2% of consolidated revenue. The remaining revenue from this customer, approximating 7% of revenue, was generated by the amortization of IRU agreements for which consideration had been previously received. In addition, interexchange carriers generate approximately 50% of the Company's revenue. Most of the Company's arrangements with large customers do not provide the Company with guarantees that customer usage will be maintained at current levels. In addition, construction of their own facilities by certain of the Company's customers, construction of additional facilities by competitors or further consolidation in the telecommunications industry involving the Company's customers could lead such customers to reduce or cease their use of the Company's network. To the extent these large customers cease to employ the Company's network to deliver their services, or cannot pay outstanding accounts receivable balances, the Company could experience a material adverse impact on its business, financial condition and results of operations.

Terrorist Attacks and Other Acts of Violence or War May Affect the Financial Markets and the Company's Business, Financial Condition and Results of Operations

        As a result of the September 11, 2001 terrorist attacks and subsequent events, there has been considerable uncertainty in world financial markets. The full effect of these events, as well as concerns about future terrorist attacks, on the financial markets is not yet known, but could adversely affect the Parent Company's and the Company's ability to obtain financing on terms acceptable to it, or at all, to finance the Company's capital expenditures or working capital.

        Terrorist attacks may negatively affect the Company's operations and financial condition. There can be no assurance that there will not be further terrorist attacks against the United States of America or U.S. businesses. These attacks or armed conflicts may directly impact the Company's physical facilities or those of its customers and vendors. These events could cause consumer confidence and spending to decrease or result in increased volatility in the U.S. and world financial markets and economy. They could result in an economic recession in the United States or abroad. Any of these occurrences could have a material adverse impact on the Company's business, financial condition and results of operations.

The Company is Dependent on Limited Sources of Supply for Certain Key Network Components

        Where possible and practical, the Company utilizes commercially available technologies and products from a variety of vendors. However, the Company relies on one supplier, Corvis, for its advanced optical switching and transport equipment on the core of its long-haul network. There can be no assurance that the Company will be able to obtain such equipment from Corvis in the future. If the Company cannot obtain adequate replacement equipment or service from Corvis, or an acceptable alternate vendor, the Company could experience a material adverse impact on its business, financial condition and results of operations.

Network Failure and Transmission Delays and Errors Could Expose the Company to Potential Liability

        The Company's network utilizes a variety of communication equipment, software, operating protocols and components of others' networks for the high-speed transmission of data and voice traffic among various locations. The Company is held to high quality and delivery standards in its customer contracts. Network failures or delays in data delivery could cause service interruptions resulting in losses to the Company's customers. Failures or delays could expose the Company to claims by its customers that could have a material impact on the financial condition and operating results of the Company's business.

The Parent Company Expects to Refinance Existing Indebtedness

        In order for the Parent Company to maintain compliance with the covenants of its $2.3 billion credit facility and refinance existing indebtedness, the Parent Company expects to access the capital markets during or before 2003. The Parent Company cannot be certain that it will be able to refinance its indebtedness when required or that satisfactory terms of any refinancing will be available. If the Parent Company is unable to refinance its indebtedness or obtain new financing under these circumstances, the Parent Company and the Company will be required to consider asset sales, equity financing, debt restructuring and any other options available.

Capital Additions

        The Company's capital additions have historically been for its national optical network and construction of data centers to meet the anticipated demand for web hosting and data collocation services. As a result of these additions, the Company expects to be able to introduce new products and services, respond to competitive challenges and increase its operating efficiency and productivity. Capital additions totaled $461 million and $592 million in 2001 and 2000, respectively.

ITEM 2. PROPERTIES

        The Company owns or maintains communications facilities in 39 states. Principal office locations are in Austin, TX; Cincinnati, OH, Baton Rouge, LA; Reston, VA; and Indianapolis, IN.

        The gross investment in property, plant and equipment, in millions of dollars, at December 31, 2001 and 2000 is comprised of the following ($ in millions):

	2001	2000
Land and rights of way	$153.7	$152.0
Buildings and leasehold improvements	209.1	226.3
Transmission facilities	2,057.7	1,503.7
Furniture, fixtures, vehicles and other	30.7	26.2
Fiber usage rights	51.4	40.5
Construction in process	214.1	449.6

Total	$2,716.7	$2,398.3

        The gross investment in property, plant, and equipment includes $19.1 million and $16.3 million of assets accounted for as capital leases in 2001 and 2000, respectively. These assets are included in "Transmission facilities."

ITEM 3. LEGAL PROCEEDINGS

        The information required by this item is included in Note 15 of the Notes to Consolidated Financial Statements that are contained in Item 8 of this Report on Form 10-K, "Financial Statements and Supplementary Data."

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

        No matters were submitted to a vote of the Company's security holders during the quarter ended December 31, 2001.

PART II

ITEM 5. MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

Market Information

        At December 31, 2001, all of the Company's common stock was held by Broadwing Inc. As such, there is no established public trading market for this common stock.

Dividend Policy

        The Company does not pay dividends on its common stock. Dividends on the Company's 12 1/2% Junior Exchangeable Preferred Stock (the "Preferred Stock") are payable quarterly at the annual rate of 12 1/2% of the aggregate liquidation preference (which amounted to $401.4 million at December 31, 2001 including accrued dividends of $6.2 million). Historically, the Company paid dividends in additional shares of the Preferred Stock. Effective November 16, 1999, the Company elected to switch to a cash payment option for the Preferred Stock rather than issue additional shares of the Preferred Stock, and made its first cash payment on February 15, 2000.

ITEM 6. SELECTED FINANCIAL DATA

        The following table sets forth Broadwing Communications' selected historical financial data. The historical financial data have been derived from the audited Consolidated Financial Statements. The selected historical financial data set forth below are qualified in their entirety by, and should be read in conjunction with, Item 1, "Business;" Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations;" and the Company's Consolidated Financial Statements, related notes thereto and other financial information included herein.

	Company			Predecessor
	Year Ended December 31,			Year Ended December 31,
($ in millions)	2001	2000	Period from Nov 10 to Dec 31 1999	Period from Jan 1 to Nov 9 1999	1998	1997
Operating Data(1):
Revenue	$1,190.3	$999.7	$99.0	$568.2	$668.6	$521.6
Operating loss	(489.0)	(224.6)	(46.5)	(214.1)	(30.8)	(49.5)
Loss (gain) on investments (2)	(11.6)	394.5	—	23.8	—	—
Loss before extraordinary item	(382.2)	(463.3)	(38.9)	(281.0)	(95.5)	(99.2)
Extraordinary loss (3)	—	—	(6.6)	—	(67.0)	—
Net loss	$(382.2)	$(463.3)	$(45.5)	$(281.0)	$(162.5)	$(99.2)
	Company			Predecessor
	December 31,				December 31,
	2001	2000	1999		1998	1997
Financial Position(1):
Property, plant and equipment, net	$2,168.7	$2,103.9	$1,726.4		$983.7	$613.9
Total assets	4,961.9	4,994.2	5,147.2		1,748.2	968.9
Total debt and capital lease obligations(4)	1,544.4	1,057.1	1,046.2		693.0	320.7
Redeemable preferred stock(5)	417.8	421.0	418.2		447.9	403.4
Shareowners' equity (deficit)(6)	2,026.5	2,394.0	2,463.6		(72.5)	(18.7)
Other Financial Data(1):
Cash flow from continuing operatons	$(106.8)	$(32.7)	$87.8	$71.5	$202.3	$21.8
Capital Expenditures	460.7	591.7	165.0	479.1	476.4	315.9
EBITDA(7)	110.0	81.3	0.2	(8.8)	90.8	23.2

(1)
On November 9, 1999 (the "Merger Date"), the Company completed a merger with a wholly owned subsidiary of Broadwing. This Merger was accounted for as a purchase business combination and, accordingly, purchase accounting adjustments, including goodwill, have been pushed down and are reflected in the Company's financial statements subsequent to the Merger Date. The financial statements for periods before the Merger Date were prepared using the Company's historical basis of accounting and are designated as "Predecessor." The financial statements for periods after the Merger are designated as "Company." The comparability of operating results for the Predecessor and Company periods are affected by the purchase accounting adjustments. The 2001 and 2000 results presented include the results of BTS as the Parent Company contributed the capital stock of the information technology consulting business to the Company during 2000. The 2001 and 2000 results also reflect an agreement with the former CBLD to service its customers outside of the Cincinnati, Ohio area. All revenue and expenses associated with the former CBLD's customers outside the Cincinnati area were assigned to Broadwing Communications. This change was further described in the Company's Reports on the Form 10-Q during 2000.

(2)
See Note 5 of the Notes to Consolidated Financial Statements.

(3)
Extraordinary losses of $67.0 million in 1998 and $6.6 million in 1999 relate to the early extinguishment of debt and were recorded net of tax.

(4)
See Note 6 of the Notes to Consolidated Financial Statements.

(5)
See Note 8 of the Notes to Consolidated Financial Statements.

(6)
See Note 9 of the Notes to Consolidated Financial Statements.

(7)
EBITDA represents net income (loss) from continuing operations before interest, income tax expense (benefit), depreciation, amortization, merger and other infrequent costs, restructuring and other charges (credits), minority interest expense (income), equity loss in unconsolidated entities, loss (gain) on investments, other expense (income), extraordinary items and the effect of changes in accounting principles. EBITDA does not represent cash flow for the periods presented and should not be considered as an alternative to net income (loss) as an indicator of the Company's operating performance or as an alternative to cash flows as a source of liquidity, and may not be comparable with EBITDA as defined by other companies. The Company has presented certain information regarding EBITDA because the Company believes that EBITDA is generally accepted as providing useful information regarding a company's ability to service and incur debt. In addition, the Parent Company uses EBITDA as a key measurement of operating performance of its subsidiaries

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

        The "Management's Discussion and Analysis of Financial Condition and Results of Operations" which follows should be read in conjunction with the "Risk Factors," Consolidated Financial Statements and Notes to Consolidated Financial Statements.

        Broadwing Communications provides data and voice communications services nationwide. These services are provided over approximately 18,500 route miles of fiber-optic transmission facilities. The Company's revenue is generated by broadband transport, switched voice services, data and internet services, information technology consulting and network construction and other services.

        Broadband transport services consist of long-haul transmission of data, voice and Internet traffic over dedicated circuits. The majority of this revenue is generated by private line, monthly recurring revenue; however, approximately one-fourth of the revenue is provided by IRU agreements, which cover a fixed period of time and represent the lease of capacity or network fibers. The buyer of IRU services typically pays cash upon execution of the contract. The Company's policy and practice is to amortize these payments into revenue over the life of the contract. Switched voice services consist of billed minutes of use, primarily for the transmission of voice long-distance services on behalf of both wholesale and retail customers. Data and internet services consist of the sale of high-speed data transport services utilizing technology based on Internet protocol ("IP"), ATM/frame relay, data collocation and web hosting. IT consulting consists of information technology consulting services and related hardware sales. Network construction and other services consists of large, joint-use network construction projects, the receipt of warrants in 2000 related to a field trial of optical equipment and residual revenue in 1999 from a prior sale of dark fiber.

        This report and the related consolidated financial statements and accompanying notes contain certain forward-looking statements that involve potential risks and uncertainties. Broadwing Communications Inc.'s future results could differ materially from those discussed herein. Factors that could cause or contribute to such differences include, but are not limited to, those discussed herein. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date hereof. The Company undertakes no obligation to review or update these forward-looking statements or to reflect events or circumstances after the date hereof or to reflect the occurrence of unanticipated events.

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

Critical Accounting Policies

        The preparation of consolidated financial statements requires the Company to make estimates and judgments that affect the reported amounts of assets, liabilities, revenue and expenses. The Company continually evaluates its estimates, including those related to revenue recognition, bad debts, intangible assets, income taxes, fixed assets, access line costs, restructuring, contingencies and litigation. The Company bases its estimates on historical experience and on various other assumptions that are believed to be reasonable under the facts and circumstances. Actual results may differ from these estimates under different assumptions or conditions.

        The Company believes the following critical accounting policies impact its more significant judgments and estimates used in the preparation of its consolidated financial statements. For a more detailed discussion of these and other accounting policies, please see Note 1 of the Notes to Consolidated Financial Statements:

        Revenue Recognition—The Company generally recognizes revenue as services are provided. Revenue from product sales is generally recognized upon performance of contractual obligations, such as shipment, delivery, installation or customer acceptance. Indefeasible right-of-use agreements, or "IRU's", represent the lease of network capacity or dark fiber and are recorded as unearned revenue at the earlier of the acceptance of the applicable portion of the network by the customer or the receipt of cash. The buyer of IRU services typically pays cash upon execution of the contract, and the associated IRU revenue is then recognized over the life of the agreement as services are provided, beginning on the date of customer acceptance.

        For certain long-term construction contracts, the Company recognizes revenue and the associated cost of that revenue using the percentage of completion method of accounting. This method of accounting relies on estimates of total expected contract revenue and costs. The method is used as the Company can make reasonably dependable estimates of revenue and costs applicable to various stages of a contract. As the financial reporting of these contracts depends on estimates that are continually assessed throughout the terms of the contracts, revenue recognized is subject to revision as the contract nears completion. Revisions in estimates are reflected in the period in which the facts that give rise to the revision become known. Revisions have the potential to impact both revenue and cost of services and products. Construction projects are considered substantially complete upon customer acceptance.

        Since its merger with the Parent Company in November 1999, the Company has not entered into any significant fair value fiber exchange agreements. For certain pre-Merger fiber exchange agreements with other carriers, the Company recognizes the fair value of revenue earned and the related expense in offsetting amounts over the life of the agreement. In no instances has the Company recognized revenue upon execution of any fiber exchange agreements or capitalized any expenses associated therewith.

        Deferred Tax Asset—As of December 31, 2001, the Company had operating loss tax carryforwards with a related tax benefit of $276 million. For certain state and local jurisdictions that the Company has determined it is more likely than not that the loss carryforwards will not be realized, the Company has provided a valuation allowance, which amounted to $61 million as of December 31, 2001. The Company prepares the tax provision based upon the modified separate return method under which an income tax benefit is recorded for losses based upon the potential to be realized by the Company, as well as any affiliated members of the federal income tax consolidated group of the Parent Company. The income-producing members of the consolidated group compensate the Company for losses as they are realized in the consolidated tax return. In evaluating the amount of valuation allowance, the Company considers prior operating results, future taxable income projections, expiration of tax loss carryforwards and ongoing prudent and feasible tax planning strategies. Based on this evaluation and on assumptions used as of December 31, 2001, the Company believes the realization of this deferred tax asset for federal and unitary state purposes is reasonably assured. The Company's tax loss carryforwards will generally expire between 2010 and 2020.

        Asset Impairments—As of December 31, 2001, the Company had fixed assets with a net carrying value of $2.2 billion, intangible assets of $0.3 billion and goodwill of $2.0 billion. The value of these assets is evaluated when events or changes in circumstances indicate that the carrying amount of the assets may not be recoverable. An impairment loss would be recognized when estimated future undiscounted cash flows expected to result from the use of the asset and its eventual disposition are less than its carrying amount, with the loss measured based on discounted expected cash flows. The Company performed an evaluation of both its tangible and intangible assets as of December 31, 2001 and determined that the assets were not impaired under the accounting guidance then in effect.

        As disclosed in Note 1 of the Notes to Consolidated Financial Statements, the Company is required to implement Statement of Financial Accounting Standards No. 142, "Goodwill and Other Intangible Assets" ("SFAS 142"), on January 1, 2002. The Company expects the implementation will require a write-down of its goodwill in excess of $1.0 billion. The carrying value of goodwill was $2.0 billion as of December 31, 2001. The Company will record the goodwill impairment as a change in accounting principle as permitted under SFAS 142. After June 30, 2002, revisions to the estimated cash flows and profitability used to assess the carrying value of fixed assets, goodwill and intangible assets would impact operating expense in the period recorded.

Merger with Broadwing Inc. and Related Restructuring

        On November 9, 1999, the Company merged with a wholly owned subsidiary of Broadwing and became a wholly owned subsidiary of Broadwing. The Merger was accounted for as a purchase business combination and, accordingly, purchase accounting adjustments, including goodwill, were pushed down and reflected in the Company's financial statements after November 9, 1999. The financial statements for periods before November 9, 1999 were prepared using the Company's historical basis of accounting and are designated as "Predecessor." The comparability of operating results before and after the Merger is affected by the purchase accounting adjustments.

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

        Included in the allocation of the cost to acquire the Company are restructuring costs associated with initiatives to integrate operations of the Company with the Parent Company. The restructuring costs accrued in 1999 included the costs of involuntary employee separation benefits related to 263 employees of the Company. As of December 31, 2000, all of the employee separations had been completed. The restructuring plans also included costs associated with the closure of a variety of technical and customer support facilities, the decommissioning of certain switching equipment, and the termination of contracts with vendors. The Company expects that these restructuring actions will be substantially complete by June 30, 2002, and will result in cash outlays of $1.3 million during 2002.

Acquisition Transactions

        Prior to the Merger, the Company made acquisitions that resulted in goodwill and other intangibles being recorded in the Company's financial statements. Effective with this Merger, all previously acquired goodwill and other intangibles were eliminated as part of purchase accounting. Further discussion of the acquisition of the Company by Broadwing follows in Note 2 of the Notes to Consolidated Financial Statements that are contained in Item 8 of this report.

        On May 10, 1999, the Company acquired a retail long-distance reseller, Coastal Telecom Limited Company, and other related companies under common control ("Coastal"), for a purchase price of approximately $110 million. This acquisition was treated as a purchase for accounting purposes and, as such, results of operations for the Company include Coastal after the acquisition date. This acquisition is described more fully in Note 3 of the Notes to Consolidated Financial Statements that are contained in Item 8 of this report.

Fiber Sales and IRUs

        The Company has entered into various agreements to sell fiber and capacity usage rights. Sales of these rights are recorded as unearned revenue and are included in other current and other noncurrent liabilities in the accompanying consolidated balance sheets when the fiber or capacity is accepted by the customer or cash is received. The buyer of IRU services typically pays cash upon execution of the contract. The Company's policy and practice is to amortize these payments into revenue over the life of the contract. The Company received approximately $61.4 million, $22.9 million and $262.5 million in cash in 2001, 2000 and 1999, respectively, from these sales and recognized revenue of $118.8 million, $42.1 million and $12.2 million, respectively.

Consolidated Overview

        In accordance with Statement of Financial Accounting Standard No. 131, "Disclosures About Segments of an Enterprise and Related Information," the operations of the Company comprise a single segment and are reported as such to the Chief Executive Officer of the Parent Company, who functions in the role of chief operating decision maker for the Company. A tabular presentation of the Company's financial results can be found in Item 6, "Selected Financial Data" on page 8 and in the Consolidated Statements of Operations and Comprehensive Income (Loss) on page 26 of this Report on Form 10-K.

        The table below presents revenue for groups of similar products and services ($ in millions):

	Company			Predecessor
Year Ended December 31	2001	2000	November 10 to December 31, 1999	January 1 to November 9, 1999
Broadband transport	$466.5	$393.2	$42.6	$258.5
Switched voice services	380.5	408.6	43.3	263.7
Data and internet	114.6	64.8	4.8	18.7
IT consulting	141.3	65.8	—	—
Network construction and other services	87.4	67.3	8.3	27.3

Total revenue	$1,190.3	$999.7	$99.0	$568.2

2001 Compared to 2000

Revenue

        Total revenue grew 19% during 2001 versus 2000, representing an increase of $191 million. Nearly 40% of the revenue growth came from IT consulting while an additional 38% came from the broadband transport line of business. These increases more than offset a decline in switched voice services. Despite 19% annual revenue growth in comparison to 2000, results during the last two quarters of 2001 indicated a slowing of momentum, as revenue declined sequentially in both the third and fourth quarters.

        In comparison to 2000 amounts, broadband transport revenue increased $73 million in 2001, growing 19% to $467 million. Approximately two-thirds of the increase was driven by the renegotiation of IRU contracts with one of the Company's customers. In order for these contracts to survive the customer's bankruptcy, the contracts were adjusted to reduce the services provided, update the operations and maintenance fees to a current market rate and shorten the lives of the agreements. Revenue also increased due to sales to new and existing customers, but the increases were partially offset by circuit disconnects during the second half of the year.

        Switched voice services revenue decreased 7% for 2001 from $409 million to $381 million. This was the result of a continued focus on data services and accompanying de-emphasis on sales of voice services to the lower end of the switched voice services customer base. At the same time, the Company made an effort to minimize sales to less creditworthy customers in the wake of increasing bankruptcies in the wholesale segment of this market. The Company expects switched voice services revenue to continue to decline in 2002.

        Data and internet revenue increased $50 million, or 77%, as revenue continued to increase on the strength of demand for dedicated IP and ATM/frame relay services. These increases were further supplemented by additional collocation revenue. Despite the growth in collocation revenue, the Company's recently announced November 2001 Restructuring Plan included the closure of eight of the Company's eleven data centers due to growth failing to meet expectations. As a result, the Company expects a year-over-year decrease of approximately $10 million with regard to collocation revenue in 2002.

        IT consulting revenue grew $76 million, or 115%, during 2001. Of this growth, approximately $60 million was attributable to increased sales of hardware, while the remaining growth was the result of increased sales of services.

        Network construction and other services revenue increased $20 million, or 30%, during 2001 as a result of a large, joint-use construction project that is expected to be complete in 2002. The increase was partially offset by the nonrecurring receipt of warrants associated with a field trial of optical equipment in 2000. As further discussed in Note 4 of the Notes to Consolidated Financial Statements, the Company's November 2001 Restructuring Plan included plans to exit the network construction business upon completion of that large project. Accordingly, the Company will treat the network construction business as a discontinued operation once its obligations are substantially complete, thereby reducing revenue for this segment in future reporting periods.

Costs and Expenses

        Cost of services primarily reflects access charges paid to local exchange carriers and other providers, transmission lease payments to other carriers, costs incurred for network construction projects and personnel costs for IT consulting. In 2001, cost of services amounted to $653 million, a 20% increase over the $542 million incurred during 2000. These increases were driven primarily by incremental costs needed to support the revenue growth, as described above, in broadband transport, data and internet, network construction and IT consulting.

        Cost of products is primarily comprised of hardware costs for IT consulting. These expenses, which increased nearly 85%, from $55 million in 2000 to $101 million in the current year, were attributable to corresponding hardware revenue growth of 93% over 2000.

        Selling, general and administrative ("SG&A") expenses increased 1% to $326 million in 2001. Increased employee expenses attributable to higher headcount during the first half of the year were almost entirely offset by lower advertising expenses and efforts to decrease consulting and contracted labor services.

        Depreciation expense of $269 million increased $73 million, or 37% during the year as a result of placing assets related to the optical overbuild into service. Amortization expense, which primarily relates to the amortization of goodwill as a result of the Merger, remained flat at approximately $111 million in 2001 and $110 million in 2000. Upon adoption of Statement of Financial Accounting Standards No. 142, "Goodwill and Other Intangible Assets" ("SFAS 142") as required on January 1, 2002, the Company will stop amortizing goodwill and reevaluate the lives of its intangible assets. Once adopted, the Company expects amortization expense to decrease to approximately $42 million annually.

        In November 2001, the Company's management approved restructuring plans which included initiatives to close eight of the Company's eleven data centers, reduce the expense structure, exit the network construction business and other non-strategic operations; and consolidate web hosting operations of the Parent Company into the Company. Total restructuring and other costs of $220 million were recorded in 2001 related to these initiatives. The $220 million consisted of restructuring liabilities in the amount of $73 million and related noncash asset impairments in the amount of $147 million. The restructuring-related liabilities of $73 million were comprised of $11 million related to involuntary employee separation benefits (including severance, medical insurance and other benefits) for 760 employees and approximately $62 million related to lease and other contractual terminations. In total, the Company expects this restructuring plan to result in cash outlays of $72 million and noncash items of $148 million. Through December 31, 2001, the Company has utilized $4 million of the $73 million reserve, nearly all of which was cash expended. The Company expects to realize approximately $77 million in annual expense and capital expenditure savings from this restructuring plan relative to expenses incurred in 2001. The Company expects to complete this plan by December 31, 2002. Please see Note 4 of the Notes to Consolidated Financial Statements for a detailed discussion of restructuring and other charges.

        The operating loss of $489 million recorded in 2001 represents a $264 million increase over the $225 million operating loss in 2000. The higher loss is due to the increase in depreciation associated with the optical network assets placed in service and to the November 2001 restructuring charges, offset slightly by an improvement in gross profit.

        The Company recorded a $4 million equity-share loss on its Applied Theory investment during 2001 versus $16 million in 2000. The decline in the loss is due to the Company's discontinued use of equity method accounting during the second quarter of 2001 because its ownership percentage in Applied Theory had dropped below 20% and it no longer held a seat on Applied Theory's board of directors. As a result, the Company no longer had significant influence over the operations of Applied Theory.

        Interest expense, primarily consisting of interest paid to the Parent Company, decreased approximately 3% in 2001 to $68 million from $70 million in 2000. Although total borrowings increased during 2001, a decrease of nearly 4% in the average interest rate charged on the borrowings offset the volume increase. Interest expense related to $42 million borrowed directly from the Parent Company's credit facility was insignificant as the funds were borrowed at the end of 2001.

        The Company realized a $12 million net gain on investments during 2001, reflecting a $407 million improvement from a loss of $395 million in 2000. The net gain in 2001 is comprised of a $17 million gain from the sale of the Company's investment in PSINet, partially offset by mark-to-market adjustments and losses on the sale of the Applied Theory investment. The $395 million loss in 2000 resulted from recognized losses on the PSINet and Applied Theory investments. See Note 5 of the Notes to Consolidated Financial Statements for a detailed discussion of investments.

        Other expense (income) was minimal during both 2001 and 2000.

        The income tax benefit of $171 million decreased $70 million from the benefit of $241 million in 2000. This was primarily the result of the $152 million decrease in pretax losses from continuing operations.

        As a result of the above, the Company reported a net loss of $382 million for the year ended December 31, 2001, representing decreased losses of $81 million, or 18%, as compared to the loss in 2000 of $463 million.

2000 Compared to 1999

Revenue

        Revenue increased 50% to reach $1 billion in 2000, with all revenue categories contributing to the $333 million in growth. The broadband transport category contributed an additional $92 million in revenue, increasing 31% to $393 million. The Company continued to experience increased demand for higher-bandwidth services from its enterprise customers and benefited from higher IRU revenue in 2000.

        Switched voice services revenue increased by $102 million or 33% in 2000, with $80 million and $22 million, respectively, in additional revenue being generated by the retail and wholesale voice components of this business. Approximately $59 million of the increase in retail switched voice services is the result of an agreement between Broadwing Communications and the former CBLD, a subsidiary of the Parent Company. On January 1, 2000, the Company began recording revenue and expenses associated with an agreement whereby the Company began servicing the former CBLD's customers outside of the Cincinnati, Ohio area (during 1999 these revenue and expenses were included in the Parent Company's operating results). Switched wholesale voice revenue increased 14%, as higher volumes resulting from the service agreement with CBLD customers were further supplemented by an increase in international minutes carried. In switched retail voice, 3% higher minutes of use were offset by a 3% lower rate per minute.

        Data and internet revenue increased 176% or $41 million in comparison to 1999. This revenue continued to grow on the strength of demand for Internet-based, ATM/frame relay, data collocation and web hosting services.

        IT consulting revenue increased from zero in 1999 to nearly $66 million in 2000. The increase was attributable to Broadwing IT Consulting (now operating as Broadwing Technology Solutions), as the Parent Company contributed the capital stock of the information technology consulting business to the Company during 2000.

        Network construction and other services revenue of $67 million in 2000 was the result of two construction projects undertaken during the year and the receipt of warrants associated with a field trial of optical equipment. The increase in revenue of $32 million in this category was partially offset by nonrecurring, residual revenue from a prior sale of dark fiber in 1999.

Costs and Expenses

        In 2000, costs of services amounted to $542 million, a 27% increase over 1999. These increases were driven primarily by revenue growth, but were held to a minimum due to a decreased reliance on transmission charges from other carriers as the Company continued to expand its own nationwide optical network.

        Costs of products increased to $55 million in 2000 from zero in 1999. These increases were driven primarily by the sales of hardware by Broadwing Technology Solutions, as the Parent Company contributed the capital stock of the information technology consulting business to the Company during 2000.

        SG&A expenses were 29% higher in 2000, increasing $73 million, to $322 million. This was primarily due to the addition of more than 600 employees as a result of the expansion of the Company's sales force in support of new products and of the retail and information technology consulting businesses. Broadwing Communications also incurred significant advertising expenditures in early 2000 in order to introduce the new "Broadwing" brand. Of the $22 million increase in advertising expense in 2000, $17 million was attributable to the initial nationwide advertising campaign that ran in the first quarter of 2000. The Company incurred additional advertising expenditures in support of new and existing products and services. In addition, the contribution of the IT consulting business by the Parent Company and the service agreement with CBLD resulted in higher personnel costs in 2000. In the aggregate, SG&A expenses as a percentage of revenue decreased by five percentage points to approximately 32%.

        Depreciation and amortization expenses of $306 million represented a $112 million increase over 1999, $72 million of which was attributable to amortization of goodwill recorded on the Company's books following the Merger. The remainder of the increase, or $40 million, was attributable to the depreciation of network and other assets.

        Restructuring expense decreased $20 million from 1999. In the second quarter of 1999, the Company initially recorded a charge of approximately $13 million to exit certain operations in the switched wholesale business ("the Second Quarter Charge"). The restructuring charge consisted of severance and various other costs associated with workforce reduction, network decommissioning and various terminations. The workforce reduction of 94 people included employees contributing to the sales function and employees contributing to the network operations. These restructuring activities were completed during 2001, and the reserve is now considered closed.

        Due to the Merger, it was determined that the Company would need the switches that had been marked for decommissioning in the Second Quarter Charge. Additionally, it was determined that the total period contemplated for lease payments relating to an abandoned office would not be required. Consequently, the Second Quarter Charge was reduced by $1.2 million during the third quarter of 1999 related to decommissioning the switches and $0.4 million related to a reduction in the lease pay off requirement.

        In the third quarter of 1999, the Company recorded a charge of approximately $8 million relating to the restructuring of the organization and the exiting of certain foreign operations. The plan was developed by the previous Chief Executive Officer after reviewing the Company's operations. The workforce reduction of 15 employees included management, administrative and foreign sales personnel. The employees were notified of this program during July and August of 1999. These restructuring activities are expected to be substantially completed by the fourth quarter of 2002. Other charges decreased from $38 million in 1999 to zero in 2000. These charges resulted from costs related to the Merger, which did recur in 2000.

        The Company's operating loss decreased from $261 million in 1999 to $225 million in 2000 due to a reduction in operating expenses as a percentage of revenue. Gross profit and operating margins improved in 2000 as a result.

        In order to continue expansion of the optical network, the Company increased borrowings from the Parent Company and depleted the cash it had on hand throughout most of 1999. As a result of this and higher average interest rates on borrowings, interest expense increased $26 million to $70 million in 2000, a 59% increase over 1999.

        The Company recorded equity losses in unconsolidated entities in both 2000 and 1999. These losses amounted to $16 million in 2000, or $5 million more than the $11 million recorded in 1999. This reduction is the result of $5 million in additional equity losses on the Applied Theory investment recorded in 2000.

        The Company incurred a $395 million pretax loss on investments in 2000 compared to $24 million in 1999. This was the result of recognized losses on the PSINet and Applied Theory investments during the fourth quarter of 2000. The 1999 losses were due to the writedown of the Unidial and DCI investments of $11 million and $13 million, respectively.

        Other expense (income) was an expense of less than $1 million in 2000 versus income of $6 million in 1999. The decrease is due to interest income in 1999, which did not recur in 2000, as cash was used to fund capital expenditures.

        The income tax benefit of $241 million represented a $228 million increase in comparison to the $13 million tax benefit recorded in 1999. This was primarily the result of the pretax losses from continuing operations, which includes the recognized losses on minority-owned investments previously discussed, somewhat offset by the effect of certain nondeductible expenses such as goodwill amortization and preferred stock dividends treated as minority interest expense.

        The net loss was $463 million in 2000, compared to $327 million reported in 1999. This was due to the investment losses previously discussed, offset by improved operating results. The $327 million net loss in 1999 included an extraordinary charge of approximately $7 million, recorded net of tax and pertaining to an early extinguishment of the Company's debt as a result of the Merger. No extraordinary items were incurred in 2000.

Capital Investment, Resources and Liquidity

        The Company has invested significant capital in order to expand the reach of its national broadband network. Now that the Company has largely completed the optical overbuild of its national network, increased the lit capacity on that network, and is nearing completion of a large, joint-use network construction contract, capital spending will be more closely tied to the maintenance and optimization of its network. Prospectively, the Company will incur capital expenditures associated with specific customer requirements that provide an acceptable return to the Parent Company's shareholders. However, the Company does not anticipate a significant amount of these types of expenditures in light of a general decline in the overall economic outlook. As a result, the Company expects capital spending in the near term to be considerably less than in prior years. Capital expenditures to maintain and strategically expand the network are expected to be approximately $130 million in 2002.

        Since the Merger, the Company has relied on a $2.3 billion credit facility with a group of lending institutions, secured by the Parent Company, in order to support the Company's cash deficit. The credit facility consists of $900 million in revolving credit, which matures in 2004, $750 million in term loans from banking institutions and $650 million in term loans from nonbanking institutions. At December 31, 2001, the Parent Company had drawn approximately $1.95 billion from the credit facility in order to refinance its existing debt and debt assumed as part of the Merger with the Company and to provide for both the Parent Company's and the Company's capital investment needs.

        In December 2001, the Company began borrowing directly from the Parent Company's credit facility. Of the $1.95 billion, which had been borrowed under the credit facility by the Parent Company as of December 31, 2001, $42 million had been borrowed directly by the Company. At December 31, 2001, the Parent Company had approximately $350 million in additional borrowing capacity from the credit facility. Total availability under this credit facility will decrease throughout 2002 to approximately $1.8 billion due to approximately $335 million related to prepayment of the outstanding term debt facilities from the proceeds of the sale of a subsidiary of the Parent Company, $5 million due to scheduled amortization of the term debt facilities and $135 million due to scheduled amortization of the revolving credit facility. The Company believes that its and its Parent Company's borrowing availability will be sufficient to provide for its financing requirements in excess of amounts generated by operations during 2002.

        The interest rates to be charged on borrowings from the credit facility can range from 100 to 275 basis points above the London Interbank Offering Rate ("LIBOR"), and are currently between 225 and 275 basis points above LIBOR as a result of the Parent Company's credit rating. The Parent Company incurs commitment fees in association with this credit facility that range from 37.5 basis points to 75 basis points, applied to the unused amount of borrowings of the facility.

        The Parent Company is also subject to financial covenants in association with the credit facility. These financial covenants require that the Parent Company maintain certain debt to EBITDA, debt to capitalization, senior secured debt to EBITDA and interest coverage ratios. This facility also contains certain covenants which, among other things, may restrict the Parent Company's ability to incur additional debt or liens; pay dividends; repurchase Parent Company common stock; sell, transfer, lease, or dispose of assets; make investments or merge with another company. The Parent Company obtained an amendment to its credit facility to exclude the charges associated with the November 2001 Restructuring Plan from the covenant calculations. The Parent Company is in compliance with all covenants set forth in its credit facility and other indentures. Please refer to Note 6 of the Notes to Consolidated Financial Statements contained in this report for a complete discussion of debt and the related covenants.

        In March 2002, the Parent Company obtained an amendment to its credit facility for certain financial calculations and consent to exclude charges related to SFAS 142, increase its ability to incur additional indebtedness and amend certain defined terms.

        In February 2002, the Parent Company's corporate credit rating was downgraded by Moody's Investor Service to Ba3 from its previous level of Ba1. In March 2002, the Parent Company's corporate credit rating was downgraded by Standard and Poor's and Fitch Rating Service to BB from its previous level of BB+. These downgrades will result in additional cash interest expense of 50 basis points on up to $1.65 billion of the Parent Company's $2.3 billion credit facility. In the past, the credit facility was secured only by a pledge of the stock certificates of the Company. Upon the downgrades, the Parent Company became obligated to provide certain guarantees and liens on the assets of the Company in addition to the stock certificates of the Company. In order for the Parent Company to fully comply with these requirements, it may be necessary for the Parent Company to obtain various regulatory and other approvals. If the Parent Company were unable to do so, it would likely seek to obtain waivers from its lenders. If for these or any other reasons, the Parent Company were unable to comply with these obligations, it could be in default under its current facility, which would enable the lenders to terminate their commitments and accelerate their loans. As a result of liens being placed on the Company's assets, in future periods the debt shown as "Intercompany payable to Parent Company" in the Consolidated Financial Statements will be presented as external credit facility debt by the Company.

        The Parent Company and the Company do not have any downgrade triggers that would accelerate the maturity dates of their debt. However, further downgrades in the Parent Company's credit rating could adversely impact the cost of current and future debt facilities. Based on the balance of the Company's outstanding long-term debt, including the intercompany payable to the Parent Company, as of December 31, 2001, a 1% increase in the Company's average borrowing rates would result in approximately $15 million in incremental interest expense. In addition, if the Parent Company's credit rating is below Baa3 or BBB- as rated by Moody's or Standard & Poor's, respectively, in 2002, the Parent Company is obligated by its credit facility covenants to use 50% of any annual excess cash flows, as defined in its credit facility agreement, to reduce its outstanding borrowings. If the Parent Company is unable to meet the covenants of its various debt agreements, the payment of the underlying debt could be accelerated. Additionally, the Parent Company is currently obligated by its credit facility to use the net cash proceeds received from certain asset sales or issuances of debt by the Parent Company or the Company to reduce its outstanding borrowings.

        The following table summarizes the Company's contractual obligations as of December 31, 2001:

	Payments Due by Period
Contractual Obligations ($ in millions)	Total	< 1 Year	1-3 Years	4-5 Years	Thereafter
Debt, including Intercompany Payable to Parent Company	$1,538.5	$—	$42.0	$0.8	$1,495.7
Capital Leases, excluding interest	5.9	3.2	2.3	0.4	—
Non-cancelable Operating Lease Obligations	206.8	33.7	58.2	37.8	77.1
Unconditional Purchase Obligations	200.2	111.6	88.6	—	—

Total	$1,951.4	$148.5	$191.1	$39.0	$1,572.8

        As part of the November 2001 Restructuring Plan, the Company announced its intention to exit several data centers, reduce network costs and consolidate office space. To the extent the Company can sublease or negotiate terminations, contractual obligations could decrease. Through March 2002, the Company negotiated contract terminations which reduced future commitments by approximately $73 million.

Balance Sheet

        The following comparisons are relative to December 31, 2000.

        The decrease in accounts receivable was primarily the result of improved collections as days sales outstanding decreased by 4%. The change in investments in other entities was due to the Company's liquidation of its investments in Applied Theory and PSINet. Deferred income tax benefits increased by $81 million or 53% as operating loss carryforwards continue to increase.

        Accounts payable decreased 36% primarily as capital spending associated with construction of the optical network decreased substantially during the fourth quarter of the year. Accrued restructuring increased $64 million as a result of the November 2001 restructuring activities. The increase in current unearned revenue of $96 million and the decrease in noncurrent unearned revenue of $197 million were due primarily to the renegotiation of outstanding IRU agreements. A significant portion of the difference was recognized into revenue during the year. The buyer of IRU services typically pays cash upon execution of the IRU contract. The Company's policy and practice is to amortize these payments into revenue over the life of the contract.

        The $38 million increase in long-term debt is due primarily to the Company beginning to borrow funds directly from the Parent Company's credit facility in December 2001. The increase in the intercompany payable to the Parent Company is further explained in the preceding discussion of capital investment, resources and liquidity and in the cash flow discussion below. Please refer to Note 6 of the Consolidated Financial Statements for a detailed discussion of indebtedness.

Cash Flow

        Cash used in operating activities totaled $107 million in 2001 compared to $33 million in 2000. The change is the result of decreases in accounts payable, accrued liabilities and other current liabilities as capital spending associated with construction of the optical network decreased substantially during the fourth quarter of the year.

        The Company's significant investing activities consisted of capital expenditures of $461 million in 2001 compared to $592 million in 2000. The Company's current plans call for a significant reduction in capital spending in 2002 to approximately $130 million, as the optical overbuild of the national network has been largely completed.

        Cash provided by financing activities decreased $70 million, as the Company relied less on the Parent Company's financing to fund its operations. Additionally, approximately $49 million in cash was required to pay dividends on the Company's 12 1/2% Junior Exchangeable Preferred Stock ("12 1/2% Preferred Stock").

        As of December 31, 2001, the Company held approximately $12 million in cash and cash equivalents. In addition to cash on hand, the primary sources of cash will be cash generated by operations, borrowings from the Parent Company and borrowings from the Parent Company's credit facility. The primary uses of cash will be for funding the maintenance and strategic expansion of the network and working capital. Quarterly dividend payments on the 12 1/2% Preferred Stock and semi-annual interest payments on the remaining 9% subordinated notes and 12 1/2% senior notes, totaling approximately $54 million per year, will also be required.

EBITDA

        EBITDA represents net income (loss) from continuing operations before interest, income tax expense (benefit), depreciation, amortization, merger and other infrequent costs, restructuring and other charges (credits), minority interest expense (income), equity loss in unconsolidated entities, loss (gain) on investments, other expense (income), extraordinary items and the effect of changes in accounting principles. EBITDA does not represent cash flow for the periods presented and should not be considered as an alternative to net income (loss) as an indicator of the Company's operating performance or as an alternative to cash flows as a source of liquidity, and may not be comparable with EBITDA as defined by other companies. The Company has presented certain information regarding EBITDA because the Company believes that EBITDA is generally accepted as providing useful information regarding a company's ability to service and incur debt. In addition, the Parent Company uses EBITDA as a key measurement of operating performance of its subsidiaries.

        In 2001, EBITDA increased $29 million, or 35%, to $110 million. Although gross profit margin decreased 3 margin points during the year from 40% to 37%, the Company's SG&A expenses remained relatively constant.

        In 2000, the Company produced a significant improvement in EBITDA, despite higher SG&A expenses. EBITDA increased by nearly $90 million from an EBITDA loss of $9 million in 1999 to $81 million in positive EBITDA in 2000. EBITDA margin grew to slightly more than 8% in 2000; an improvement of nine margin points versus the -1% EBITDA margin reported in 1999.

Contingencies

        In the normal course of business, the Company is subject to various regulatory proceedings, lawsuits, claims and other matters. Such matters are subject to many uncertainties and outcomes that are not predictable with assurance. However, the Company believes that the resolution of such matters for amounts in excess of those accounted for in the consolidated financial statements would not likely have a materially adverse effect on the Company's financial condition.

        A total of 26 Equal Employment Opportunity Commission ("EEOC") charges were filed beginning in September 1999 by Broadwing Telecommunications Inc. employees located in the Houston office (formerly Coastal Telephone, acquired by IXC in May 1999) alleging sexual harassment, race discrimination and retaliation. After completing its internal investigation of the charges and cooperating fully with the EEOC, the Company and the complainants participated in a voluntary mediation proceeding conducted by the EEOC. Through the mediation process in 2000 and 2001, the Company was able to reach settlement with all 26 complainants for immaterial amounts. The Company also entered into a Conciliation Agreement with the EEOC. As this matter has now concluded with no further material exposure seen for the Company, this item will no longer appear in future Company reports unless circumstances change.

Commitments

        The Company leases certain facilities used in its operation. Total rental expenses were approximately $28 million, $24 million and $19 million in 2001, 2000, and 1999, respectively.

        The Company entered into a purchase commitment with Corvis Corporation, a Columbia, Maryland-based manufacturer of optical network equipment. The agreement specifies that the Company will purchase $200 million in optical network equipment from Corvis Corporation over a two-year period beginning in July 2000. As of December 31, 2001, the Company had satisfied $180 million of this purchase commitment. In 2000, the Company also entered into a separate agreement giving it the right to purchase at fair value $30 million of Series H preferred stock at $80.53 per share and $5 million of the common stock of Corvis at the initial public offering price. The Company subsequently exercised these rights during the second and third quarters of 2000. The established prices for these Corvis equity purchases reflect the contemporaneous fair value of the equity, as evidenced by independent third party investor purchases of this equity in the same timeframe.

        In 2001, the Company entered into two separate agreements with Teleglobe Inc. ("Teleglobe"), a Reston, Virginia-based telecommunications company. One agreement states that the Company will sell Teleglobe $180 million of IRU services over three years. The second agreement states that over four years the Company would purchase $90 million in services and equipment from Teleglobe. Purchases under this commitment will primarily consist of international voice and data services and will be expensed as incurred. The remaining commitment will be satisfied through the purchase of equipment and collocation services. As of December 31, 2001, the Company had satisfied $25 million of its commitment to Teleglobe.

        In 2001 and 2000, the Company entered into agreements with two vendors to provide bundled internet access to its customers based on a monthly maintenance fee. As of December 31, 2001, Broadwing Communications has committed to purchase approximately $76 million of bundled internet access services over three years from these vendors. These services were previously purchased from other vendors on a usage basis. In March 2002, the Company negotiated a contract termination with one of these vendors which reduced the total of these future commitments to $17 million.

        The Company has committed to expenditures of approximately $32 million in order to satisfy the contractual commitments with respect to its network construction projects.

Recently Issued Accounting Standards

        On June 29, 2001 the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards No. 141, "Business Combinations" ("SFAS 141"). SFAS 141 requires use of the purchase method of accounting for all business combinations initiated after June 29, 2001. SFAS 141 also established specific criteria for the recognition of intangible assets separately from goodwill.

        On June 29, 2001 the FASB also issued SFAS 142 which requires cessation of the amortization of goodwill and annual impairment testing of those assets. The Company will adopt SFAS 141 and 142 on January 1, 2002, as required. The Company expects amortization expense in 2002 of $42 million based on implementation of the provisions of SFAS 142, which is substantially less than the $111 million recorded in 2001. In addition, the Company is required to test its goodwill for impairment as of January 1, 2002. The book value of the Company's goodwill as of December 31, 2001 totaled approximately $2.0 billion. The Company expects the implementation of SFAS 142 will require a significant write-down of goodwill, in excess of $1.0 billion, in order to state the goodwill at its fair value. The Company expects to record this write-down in the first quarter of 2002 as a change in accounting principle.

        In June 2001, the FASB issued Statement of Financial Accounting Standards No. 143, "Accounting for Asset Retirement Obligations" ("SFAS 143"). This statement deals with the costs of closing facilities and removing assets. SFAS 143 requires entities to record the fair value of a legal liability for an asset retirement obligation in the period it is incurred. This cost is initially capitalized and amortized over the remaining life of the underlying asset. Once the obligation is ultimately settled, any difference between the final cost and the recorded liability is recognized as a gain or loss on disposition. SFAS 143 is effective for fiscal years beginning after June 15, 2002. The Company is currently evaluating the impact, if any, that SFAS 143 will have on its future consolidated financial statements.

        In October 2001, the FASB issued Statement of Financial Accounting Standards No. 144, "Accounting for Impairment or Disposal of Long-Lived Assets" ("SFAS 144"). SFAS 144 supersedes Statement of Financial Accounting Standard No. 121, "Accounting for Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of" ("SFAS 121") and amends Accounting Principles Board Opinion No. 30, "Reporting Results of Operations—Reporting the Effects of Disposal of a Segment of a Business." SFAS 144 develops one accounting model for long-lived assets that are disposed of by sale, based on the model previously developed in SFAS 121. This standard also makes changes to the manner in which amounts from discontinued operations are measured and expands the scope of the components of an entity that qualify for discontinued operations treatment. This statement is effective for fiscal years beginning after December 15, 2001. The Company will implement this standard as required on January 1, 2002, and does not expect this standard to have any material impact on the Company's consolidated financial statements.

Recently Adopted Accounting Standards

        In June 1998, the FASB issued Statement of Financial Accounting Standard SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities" ("SFAS 133"). SFAS 133 establishes accounting and reporting standards requiring that a derivative instrument be recorded in the balance sheet as either an asset or liability, measured at its fair value. SFAS 133 was subsequently amended through the release of SFAS 137, which provided for a deferral of the effective date of SFAS 133 to fiscal years beginning after June 15, 2000. As a result, the Company adopted SFAS 133 effective January 1, 2001. The adoption of SFAS 133 and related amendments did not have a material effect on the Company's results of operations, cash flows or financial position.

        In December 1999, the SEC issued Staff Accounting Bulletin No. 101 ("SAB 101"), "Revenue Recognition in Financial Statements". As required, the Company adopted SAB 101 in the fourth quarter of 2000 and modified its revenue recognition policies retroactive to January 1, 2000 to recognize service activation revenue and associated direct incremental costs over their respective average customer lives. As a result, the previously reported quarterly results for the first three quarters of 2000 have been restated. The adoption of SAB 101 did not have a material effect on the Company's financial position or results of operations.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

        Substantially all of the Company's revenue is derived from domestic operations, so risk related to foreign currency exchange rates is considered minimal.

        In December 2001, the Company began borrowing funds directly from the Parent Company's credit facility. As such, the Company is exposed to the impact of interest rate fluctuations. To manage its exposure to interest rate fluctuations, the Parent Company uses a combination of variable rate short-term and fixed rate long-term financial instruments. The Parent Company employs derivative financial instruments to manage the Company's exposure to fluctuations in interest rates. The Company and the Parent Company do not hold or issue derivative financial instruments for trading purposes or enter into interest rate transactions for speculative purposes. For a more detailed discussion of the Company's use of financial instruments, see Note 7 of the Notes to Consolidated Financial Statements.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Index to Consolidated Financial Statements
Consolidated Financial Statements:
Report of Management
Reports of Independent Accountants
Consolidated Statements of Operations and Comprehensive Income (Loss)
Consolidated Balance Sheets
Consolidated Statements of Shareowners' Equity (Deficit)
Consolidated Statements of Cash Flows
Notes to Consolidated Financial Statements

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

/s/ Richard G. Ellenberger
Richard G. Ellenberger
President, Chief Executive Officer and Director

/s/ Mary E. McCann
Mary E. McCann
Senior Vice President, Corporate Finance

REPORT OF INDEPENDENT ACCOUNTANTS

To the Board of Directors and Shareowners

of Broadwing Communications Inc.

        In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of operations and comprehensive income (loss), of shareowners' equity (deficit) and of cash flows present fairly, in all material respects, the financial position of Broadwing Communications Inc. and its subsidiaries (the "Company") at December 31, 2001 and 2000, and the results of their operations and their cash flows for each of the years ended December 31, 2001 and 2000, the period from November 10, 1999 to December 31, 1999 and for the period from January 1, 1999 to November 9, 1999 ("Predecessor"), in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States of America, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

        As discussed in Note 1 to the consolidated financial statements, the Company adopted SEC Staff Accounting Bulletin No. 101 in 2000 and changed its method of accounting for certain revenue and related costs.

/s/ PricewaterhouseCoopers LLP
Austin, Texas
March 11, 2002

BROADWING COMMUNICATIONS INC.

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)

(Dollars in millions)

	Company
	Year Ended December 31,			Predecessor
			Period from November 10 to December 31, 1999
				Period from January 1 to November 9, 1999
	2001	2000
Revenue
Service revenue	$1,063.4	$934.1	$99.0	$568.2
Product revenue	126.9	65.6	—	—

Total revenue	1,190.3	999.7	99.0	568.2
Costs and expenses
Cost of services (excluding depreciation of $200.0, $128.4, $13.9, and $81.5, included below)	652.9	542.1	60.7	366.4
Cost of products	101.1	54.8	—	—
Selling, general and administrative	326.3	321.5	38.1	210.6
Depreciation	268.8	196.0	30.4	125.3
Amortization	110.7	109.9	16.3	22.3
Restructuring and other charges	219.5	—	—	19.8
Merger and other infrequent costs	—	—	—	37.9

Total costs and expenses	1,679.3	1,224.3	145.5	782.3

Operating loss	(489.0)	(224.6)	(46.5)	(214.1)
Equity loss in unconsolidated entities	4.0	15.5	1.5	9.3
Interest expense	68.1	69.8	6.7	37.1
Loss (gain) on investments	(11.6)	394.5	—	23.8
Other expense (income), net	3.3	0.2	(0.5)	(5.8)

Loss before income taxes, minority interest and extraordinary loss	(552.8)	(704.6)	(54.2)	(278.5)

Income tax provision (benefit)	(170.6)	(241.3)	(15.3)	2.0
Minority interest	—	—	—	(0.5)

Loss before extraordinary item	(382.2)	(463.3)	(38.9)	(281.0)

Extraordinary loss on early extinguishment of debt, net of taxes	—	—	(6.6)	—

Net loss	(382.2)	(463.3)	(45.5)	(281.0)
Other comprehensive income (loss), net of tax
Unrealized gain on investments	—	—	84.5	157.1
Reclassification adjustment—investments	—	(84.5)	—	—

Total other comprehensive income (loss)	—	(84.5)	84.5	157.1

Comprehensive income (loss)	$(382.2)	$(547.8)	$39.0	$(123.9)

The accompanying notes are an integral part of the financial statements.

BROADWING COMMUNICATIONS INC.

CONSOLIDATED BALANCE SHEETS

(Dollars in millions)

	December 31, 2001	December 31, 2000
Assets
Current Assets
Cash and cash equivalents	$11.6	$30.4
Receivables, less allowances of $22.6 and $32.2, respectively	173.7	189.5
Prepaid expenses and other current assets	17.4	20.1

Total current assets	202.7	240.0
Property, plant and equipment, net	2,168.7	2,103.9
Goodwill, net of accumulated amortization of $160.8 and $88.3, respectively	2,007.7	2,080.3
Other intangibles, net	347.2	387.3
Investments in other entities	0.2	26.4
Deferred income tax benefits	233.3	152.8
Other noncurrent assets	2.1	3.5

Total Assets	$4,961.9	$4,994.2

Liabilities and Shareowners' Equity
Current Liabilities
Current portion of long-term debt	$3.2	$8.3
Accounts payable	115.1	180.6
Accrued service cost	58.2	67.6
Accrued employee benefits	11.1	24.0
Accrued taxes	68.8	48.5
Accrued restructuring	70.4	6.1
Current portion of unearned revenue and customer deposits	150.5	54.6
Deferred income tax liabilities	0.2	2.6
Other current liabilities	27.0	43.9

Total current liabilities	504.5	436.2
Long-term debt, less current portion	91.5	54.0
Unearned revenue, less current portion	414.0	611.0
Intercompany payable to Parent Company	1,449.7	994.8
Other noncurrent liabilities	57.9	83.2

Total liabilities	2,517.6	2,179.2
12 1/2% Junior Exchangeable Preferred Stock; $.01 par value; authorized— 3,000,000 shares of all classes of preferred stock; 395,210 shares issued and outstanding and aggregate liquidation preference of $401.4 at December 31, 2001 and 2000	417.8	421.0
Commitments and contingencies	—	—
Shareowner's Equity
Common stock, $0.01 par value; 100,000,000 shares authorized; 500,000 shares issued and outstanding at December 31, 2001 and 2000, respectively	—	—
Additional paid-in capital	2,917.5	2,902.8
Accumulated deficit	(891.0)	(508.8)
Accumulated other comprehensive income	—	—

Total shareowner's equity	2,026.5	2,394.0

Total Liabilities and Shareowners' Equity	$4,961.9	$4,994.2

The accompanying notes are an integral part of the financial statements.

BROADWING COMMUNICATIONS INC.

CONSOLIDATED STATEMENTS OF SHAREOWNERS' EQUITY (DEFICIT)

(Shares in thousands, dollars in millions)

	6 3/4% Cumulative Convertible Preferred Stock
			Common Stock
					Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Income	Shareowners' Equity (Deficit)
	Shares	Amount	Shares	Amount
Balance at January 1, 1999 (Predecessor)	155.2	$—	36,434	$0.4	$253.5	$(326.4)	$—	$(72.5)
Issuance of common stock for acquisitions	—	—	699.0	—	25.0	—	—	25.0
Issuance of warrants for acquisitions	—	—	—	—	1.1	—	—	1.1
Stock option exercises	—	—	1,036.0	—	22.1	—	—	22.1
Conversion of preferred stock to common stock	—	—	46.0	—	—	—	—	—
Unrealized gain on investments, net	—	—	—	—	—	—	157.1	157.1
Preferred dividends paid in kind and accrued	—	—	—	—	(55.4)	—	—	(55.4)
Other	—	—	—	—	(0.1)	—	—	(0.1)
Net loss	—	—	—	—	—	(281.0)	—	(281.0)

Balance at November 9, 1999 (Predecessor)	155.2	$—	38,215	$0.4	$246.2	$(607.4)	$157.1	$(203.7)

Balance at November 10, 1999 (Company)	—	$—	500	$—	$2,190.4	$—	$—	$2,190.4
Preferred dividends paid in kind and accrued	—	—	—	—	(6.6)	—	—	(6.6)
Contributed capital from Parent Company resulting from payoff of debt	—	—	—	—	240.8	—	—	240.8
Unrealized gains on investments, net	—	—	—	—	—	—	84.5	84.5
Net loss	—	—	—	—	—	(45.5)	—	(45.5)

Balance at December 31, 1999 (Company)	—	—	500	—	2,424.6	(45.5)	84.5	2,463.6

Preferred dividends paid and accreted	—	—	—	—	(41.0)	—	—	(41.0)
Contributed capital from Parent Company	—	—	—	—	519.2	—	—	519.2
Reclassification adjustment—investments	—	—	—	—	—	—	(84.5)	(84.5)
Net loss	—	—	—	—	—	(463.3)	—	(463.3)

Balance at December 31, 2000 (Company)	—	—	500	—	2,902.8	(508.8)	—	2,394.0

Preferred dividends paid and accreted	—	—	—	—	(46.3)	—	—	(46.3)
Contributed capital from Parent Company	—	—	—	—	61.0	—	—	61.0
Net loss	—	—	—	—	—	(382.2)	—	(382.2)

Balance at December 31, 2001 (Company)	—	$—	500	$—	$2,917.5	$(891.0)	$—	$2,026.5

The accompanying notes are an integral part of the financial statements.

BROADWING COMMUNICATIONS INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS
(Dollars in millions)

	Company			Predecessor
	Year Ended December 31, 2001	Year Ended December 31, 2000	Period from November 10 to December 31, 1999	Period from January 1 to November 9, 1999
Cash Flows from Operating Activities
Net loss	$(382.2)	$(463.3)	$(45.5)	$(281.0)
Adjustments to reconcile net loss to cash used in operating activities:
Depreciation	268.8	196.0	30.4	125.3
Amortization	110.7	109.9	16.3	22.3
Asset impairments	146.8	—	—	—
Provision for loss on receivables	76.4	52.0	5.1	75.1
Equity loss in unconsolidated entities	4.0	15.5	1.5	9.3
(Gain) loss on investments, net	(11.6)	394.5	—	23.8
Deferred income taxes	(171.6)	(182.6)	(32.7)	—
Other, net	—	(6.5)	—	4.1
Extraordinary loss on early extinguishment of debt	—	—	6.6	—
Changes in operating assets and liabilities, net of effects from Acquisitions:
(Increase) decrease in receivables	(75.7)	(143.4)	27.5	21.6
(Increase) decrease in other current assets	(17.1)	(8.6)	(2.3)	4.4
(Decrease) increase in accounts payable	(65.5)	80.1	(2.9)	79.7
Increase (decrease) in accrued and other current liabilities	130.9	(21.5)	—	(37.0)
(Decrease) increase in unearned revenue	(85.8)	(25.1)	79.3	28.9
(Increase) decrease in other assets and liabilities, net	(34.9)	(29.7)	4.5	(5.0)

Net cash (used in) provided by operating activities	(106.8)	(32.7)	87.8	71.5

Cash Flows from Investing Activities
Capital expenditures	(460.7)	(591.7)	(165.0)	(479.1)
Proceeds from sale of investments	30.4	—	—	—
Payments for investments/acquisitions, net of cash acquired	—	(0.5)	—	(79.5)
Other, net	—	10.4	4.2	0.5

Net cash used in investing activities	(430.3)	(581.8)	(160.8)	(558.1)

Cash Flows from Financing Activities
Capital contribution from Parent Company	61.0	519.2	240.8	—
Proceeds from Parent Company intercompany loan	467.8	525.8	211.8	—
Issuance of long-term debt	42.0	—	—	299.8
Repayment of long-term debt	(3.2)	(404.0)	(387.1)	(25.9)
Preferred stock dividends paid	(49.3)	(49.4)	—	(10.4)
Issuance of common shares—exercise of stock options	—	—	—	22.0
Other, net	—	(2.9)	—	—

Net cash provided by financing activities	518.3	588.7	65.5	285.5

Net decrease in cash and cash equivalents	(18.8)	(25.8)	(7.5)	(201.1)
Cash and cash equivalents at beginning of period	30.4	56.2	63.7	264.8

Cash and cash equivalents at end of period	$11.6	$30.4	$56.2	$63.7

Supplemental Disclosure of Cash Flow Information
Cash paid (received) for:
Income taxes, net of refunds	$0.5	$0.2	$(1.0)	$2.3

Interest, net of amount capitalized	$68.1	$69.8	$7.2	$41.0

Non-cash investing and financing activities:
Accretion of preferred stock	$3.2	$4.1	$2.4	$—

The accompanying notes are an integral part of the financial statements.

BROADWING COMMUNICATIONS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. Description of Business and Accounting Policies

        Description of Business—Broadwing Communications Inc. ("the Company") is an Austin, Texas based provider of communications services. The Company utilizes its advanced optical network consisting of approximately 18,500 route miles to provide broadband transport through private line and indefeasible right of use ("IRU") agreements, Internet services utilizing ATM and frame relay technology, and long-distance services to both wholesale and retail markets. The Company also offers data collocation, information technology consulting ("IT consulting"), network construction and other services.

        Basis of Presentation—The Company is a wholly owned subsidiary of Broadwing Inc. ("Broadwing" or "the Parent Company"). On November 9, 1999 ("the Merger Date") the Company was merged with a wholly owned subsidiary of Broadwing ("the Merger"). The Merger was accounted for as a purchase business combination and, accordingly, the purchase accounting adjustments, including goodwill, have been pushed down and are reflected in these financial statements subsequent to November 9, 1999. The financial statements for periods ended prior to November 9, 1999 were prepared using the Company's historical basis of accounting and are designated as "Predecessor." The financial statements for periods after the Merger are designated as "Company." The comparability of operating results for the Predecessor and Company periods are affected by the purchase accounting adjustments.

        The 2001 and 2000 results presented include the results of Broadwing IT Consulting as the Parent Company contributed the capital stock of the information technology consulting business to the Company during the year. In 2001, Broadwing IT Consulting began operating as Broadwing Technology Solutions ("BTS"). The 2001 and 2000 results also reflect an agreement with the former Cincinnati Bell Long Distance ("CBLD") to service its customers outside of the Cincinnati, Ohio area. All revenue and expenses associated with the former CBLD's customers outside the Cincinnati area were assigned to Broadwing Communications. This change was further described in the Company's Reports on each of the Forms 10-Q during 2000.

        Principles of Consolidation—The accompanying consolidated financial statements include accounts of the Company and its wholly owned and majority owned subsidiaries in which the Company exercises control. Investments in which the Company has the ability to exercise significant influence, but which it does not control, are accounted for using the equity method. For equity method investments, the Company's share of income is calculated according to the Company's equity ownership. Any differences between the carrying amount of an investment and the amount of the underlying equity in the net assets of the equity investee are amortized over the expected life of the asset.

        On May 10, 1999, the Company acquired Coastal Telecom Limited Company and other related companies under common control ("Coastal") in a transaction accounted for as a purchase. The Company's results subsequent to May 9, 1999 include Coastal.

        Use of Estimates—The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. Actual results could differ from those estimates.

        Cash and Cash Equivalents—Cash and cash equivalents include cash on hand, money market funds and all investments with original maturities of three months or less. All cash equivalents are recorded at cost and classified as available for sale.

        Notes Receivable—From time to time, the Company accepts interest-bearing notes from customers and other debtors when payments are expected to be received over extended periods. Amounts due on notes classified as current are expected to be received within one year.

        Unbilled Receivables—Unbilled receivables arise from network construction revenue that is recognized under the percentage-of-completion method and from broadband, switched, data and internet and consulting services rendered but not yet billed. Network construction amounts are billable upon achievement of contractual milestones or upon completion of contracts. Unbilled receivables amounted to $69 million and $48 million in 2001 and 2000, respectively.

        Materials and Supplies—The Company's inventory is carried at the lower of average cost or market.

        Property, Plant and Equipment—Property, plant and equipment is recorded at cost (subject to fair market value adjustments made as part of purchase accounting at the date of the Merger). Depreciation is provided for using the straight-line method over the estimated useful life. Maintenance and repairs are charged to operations as incurred. Property, plant and equipment recorded under capital leases are included with the Company's owned assets. Amortization of assets recorded under capital leases is included in depreciation expense. Costs associated with uncompleted portions of the network are classified as construction in progress in the accompanying consolidated balance sheets. The Company reviews the carrying value of its plant, property and equipment for impairment when events or changes in circumstances indicate that the carrying amount of the assets may not be recoverable. An impairment loss would be recognized when estimated future undiscounted cash flows expected to result from the use of the asset and its eventual disposition are less than its carrying amount, with the loss measured based on discounted expected cash flows.

        Interest is capitalized as part of the cost of constructing the Company's optical network. Interest capitalized during construction periods is computed by determining the average accumulated expenditures for each interim capitalization period and applying an average interest rate. Total interest capitalized during the years ended December 31, 2001, 2000, and 1999 was $23 million, $22 million and $23 million, respectively.

        Intangible Assets, Other Assets and Goodwill—Certain costs incurred with the connection and activation of customers are amortized on a straight-line basis over the average customer life. Goodwill and other intangible assets are recorded at cost and amortized on a straight-line basis over 2 to 30 years, with the vast majority being amortized over 30 years.

        The Company reviews the carrying value of intangible assets and goodwill for impairment when events and circumstances indicate the carrying amount of the assets may not be recoverable. An impairment loss would be recognized when estimated future undiscounted cash flows estimated to be generated by those assets are less than the related carrying amounts of the assets, with the loss measured based upon discounted expected cash flow.

        Investments—Investments in publicly traded companies over which the Company does not exercise significant influence are reported at fair value. The Company reviews its investments for impairment whenever the fair value of the individual investment is less than its cost basis. An impairment loss is recognized if the decline in fair value is deemed to be "other than temporary." The Company uses the average cost basis to determine the gain or loss on an investment transaction.

        Revenue Recognition—Revenue is generally recognized as services are provided. Broadband transport revenue is generated primarily by providing capacity on the Company's optical network at rates established under long-term contractual arrangements such as IRU's as described below or on a month-to-month basis. While customers are billed in advance for month-to-month broadband transport services, revenue is recognized as the services are provided. Both switched voice and data and internet product revenue are billed monthly in arrears, while the revenue is recognized as the services are provided. Revenue from product sales is generally recognized upon performance of contractual obligations such as shipment, delivery, installation or customer acceptance.

        Construction revenue and estimated profits are recognized according to the percentage of completion method on a cost incurred to total costs estimated at completion basis. The method is used as the Company can make reasonably dependable estimates of revenue and costs applicable to various stages of a contract. As the financial reporting of these contracts depends on estimates that are continually assessed throughout the terms of the contracts, revenue recognized is subject to revision as the contract nears completion. Revisions in estimates are reflected in the period in which the facts that give rise to the revision become known. Construction projects are considered substantially complete upon customer acceptance.

        IRU sales of fiber or capacity are recorded as unearned revenue at the earlier of the acceptance of the applicable portion of the network by the customer or the receipt of cash. The buyer of these services typically pays cash upon execution of the contract. The Company's policy and practice is to amortize these payments into revenue over the life of the agreement, as services are provided, beginning on the date of customer acceptance.

        The Company modified its revenue recognition policies on January 1, 2000 to be in conformity with the Securities and Exchange Commission's Staff Accounting Bulletin No. 101, "Revenue Recognition in Financial Statements" ("SAB 101"). Accordingly, service activation revenue is deferred and recognized over the appropriate service life for the associated service.

        Advertising—Costs related to advertising are expensed as incurred and amounted to $14 million, $27 million and $5 million in 2001, 2000 and 1999, respectively.

        Fiber Exchange Agreements—In connection with the development of its optical network, the Company entered into various agreements to exchange fiber usage rights. The Company accounts for agreements with other carriers to either exchange fiber asset service contracts for capacity or services by recognizing the fair value of the revenue earned and expense incurred. Exchange agreements account for non-cash revenue and expense, in equal amounts, of $12 million in 2001, $19 million in 2000 and $19 million in 1999.

        Income Taxes—The income tax provision (or benefit) consists of an amount for taxes currently payable and a provision (or benefit) for tax consequences deferred to future periods. The Company prepares the tax provision based upon the modified separate return method under which an income tax benefit is recorded for losses based upon the potential to be realized by the Company, as well as any affiliated members of the federal income tax consolidated group of the Parent Company. The income-producing members of the consolidated group compensate the Company for losses as they are realized in the consolidated tax return. To the extent the Company has recorded future tax benefits, in evaluating the amount of valuation allowance, the Company considers prior operating results, future taxable income projections of the Parent Company's consolidated group, expiration of tax loss carryforwards and ongoing prudent and feasible tax planning strategies.

        Stock-Based Compensation—The Company accounts for employee stock options under the intrinsic value method. In Note 9 of the Notes to Consolidated Financial Statements, pro forma disclosures of net income are presented as if the fair value method had been applied.

        Reclassifications—Certain amounts for prior years have been reclassified to conform to the current year presentation.

        Recently Issued Accounting Standards—On June 29, 2001 the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards No. 141, "Business Combinations" ("SFAS 141"). SFAS 141 requires use of the purchase method of accounting for all business combinations initiated after June 29, 2001. SFAS 141 also established specific criteria for the recognition of intangible assets separately from goodwill.

        On June 29, 2001 the FASB also issued Statement of Financial Accounting Standards No. 142, "Goodwill and Other Intangible Assets" ("SFAS 142"). SFAS 142 requires cessation of the amortization of goodwill and annual impairment testing of those assets. The Company will adopt SFAS 141 and 142 on January 1, 2002, as required. The Company expects amortization expense in 2002 of $42 million based on implementation of the provisions of SFAS 142, which is substantially less than the $111 million recorded in 2001. In addition, the Company is required to test its goodwill for impairment as of January 1, 2002. The book value of the Company's goodwill as of December 31, 2001 totaled approximately $2.0 billion. The Company expects the implementation of SFAS 142 will require a significant write-down of goodwill, in excess of $1.0 billion, in order to state the goodwill at its fair value. The Company expects to record this write-down in the first quarter of 2002 as a change in accounting principle.

        In June 2001, the FASB issued Statement of Financial Accounting Standards No. 143, "Accounting for Asset Retirement Obligations" ("SFAS 143"). This statement deals with the costs of closing facilities and removing assets. SFAS 143 requires entities to record the fair value of a legal liability for an asset retirement obligation in the period it is incurred. This cost is initially capitalized and amortized over the remaining life of the underlying asset. Once the obligation is ultimately settled, any difference between the final cost and the recorded liability is recognized as a gain or loss on disposition. SFAS 143 is effective for fiscal years beginning after June 15, 2002. The Company is currently evaluating the impact, if any, that SFAS 143 will have on its future consolidated financial statements.

        In October 2001, the FASB issued Statement of Financial Accounting Standards No. 144, "Accounting for Impairment or Disposal of Long-Lived Assets" ("SFAS 144"). SFAS 144 supersedes Statement of Financial Accounting Standard No. 121, "Accounting for Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of" ("SFAS 121") and amends Accounting Principles Board Opinion No. 30, "Reporting Results of Operations—Reporting the Effects of Disposal of a Segment of a Business." SFAS 144 develops one accounting model for long-lived assets that are disposed of by sale, based on the model previously developed in SFAS 121. This standard also makes changes to the manner in which amounts from discontinued operations are measured and expands the scope of the components of an entity that qualify for discontinued operations treatment. This statement is effective for fiscal years beginning after December 15, 2001. The Company will implement this standard as required on January 1, 2002, and does not expect this standard to have any material impact on the Company's consolidated financial statements.

        Recently Adopted Accounting Standards—In June 1998, the FASB issued Statement of Financial Accounting Standard SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities" ("SFAS 133"). SFAS 133 establishes accounting and reporting standards requiring that a derivative instrument be recorded in the balance sheet as either an asset or liability, measured at its fair value. SFAS 133 was subsequently amended through the release of SFAS 137, which provided for a deferral of the effective date of SFAS 133 to fiscal years beginning after June 15, 2000. As a result, the Company adopted SFAS 133 effective January 1, 2001. The adoption of SFAS 133 and related amendments did not have a material effect on the Company's results of operations, cash flows or financial position.

        In December 1999, the SEC issued SAB 101. As required, the Company adopted SAB 101 in the fourth quarter of 2000 and modified its revenue recognition policies retroactive to January 1, 2000 to recognize service activation revenue and associated direct incremental costs over their respective average customer lives. As a result, the previously reported quarterly results for the first three quarters of 2000 have been restated. The adoption of SAB 101 did not have a material effect on the Company's financial position or results of operations.

2. Merger with Broadwing Inc. and Related Restructuring

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

        The following table reflects the $3.5 billion fair value adjustments to historical book values, composed of the $2.2 billion consideration paid, the assumption of $1.0 billion in indebtedness and the $0.3 billion historical net deficit acquired ($ in millions):

Property, Plant and Equipment	$124.0
Other intangibles	423.0
Debt	(174.0)
Deferred tax liabilities	(33.0)
Other	42.3

Subtotal	382.3
Assumption of debt	963.7
Goodwill	2,155.2

Total	$3,501.2

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

        A summary of the exit liabilities recorded at December 31, 2000 and 2001 is as follows:

Type of costs ($ in millions):	Balance December 31, 1999	Utilizations	Adjustments	Balance December 31, 2000	Utilizations	Adjustments	Balance December 31, 2001
Employee separations	$2.0	$(2.5)	$0.5	$—	$—	$—	$—
Facility closure costs	2.1	(0.3)	—	1.8	(0.5)	—	1.3
Relocation	0.2	—	(0.1)	0.1	—	(0.1)	—
Other exit costs	3.2	(1.9)	0.2	1.5	(1.5)	—	—

Total	$7.5	$(4.7)	$0.6	$3.4	$(2.0)	$(0.1)	$1.3

3. Acquisitions

        Coastal Telecom Limited Company Acquisition—On May 10, 1999, the Company acquired Coastal Telecom Limited Company and other related companies under common control ("Coastal"). Coastal is a retail long-distance reseller. The purchase price amounted to approximately $110 million and was paid for with a combination of $73.2 million of cash (including approximately $10 million paid for working capital items), $10 million of notes payable, $25.0 million of former IXC common stock, and warrants to purchase 75,000 shares of former IXC common stock. Assets acquired included approximately $103 million of goodwill, subsequently eliminated in the Merger, and approximately $7 million of property and equipment. In connection with the acquisition the Company completed a credit facility with a commercial bank pursuant to which Eclipse, a wholly owned subsidiary, borrowed $27 million and used the proceeds to fund a portion of the Coastal purchase price. All amounts due under this facility were satisfied, and this credit facility was terminated, coincident with the Merger. The $10 million note payable was adjusted, resulting in a reduction of goodwill in the amount of $4.4 million and $2.2 million in 2000 and 1999, respectively, due to disputes that arose from the transaction.

4. Restructuring and Other Charges

November 2001 Restructuring Plan

        In November 2001, the Company's management approved restructuring plans which included initiatives to close eight of the Company's eleven data centers; reduce the Company's expense structure; and exit the network construction line of business and other non-strategic operations. In addition, the web hosting operations of the Parent Company will be consolidated into the Company effective January 1, 2002. Total restructuring and other costs of $219.6 million were recorded in 2001 related to these initiatives. The $219.6 million consisted of restructuring liabilities in the amount of $72.8 million and related non-cash asset impairments in the amount of $146.8 million. The restructuring charge was comprised of $11.1 million related to involuntary employee separation benefits, $61.4 million related to lease and other contractual terminations and $0.3 million relating to other restructuring charges. In total, the Company expects this restructuring plan to result in cash outlays of $72.0 million and noncash items of $147.6 million. The restructuring costs include the cost of involuntary employee separation benefits, including severance, medical and other benefits related to 760 employees across all areas of the Company. As of December 31, 2001, 600 employee separations had been completed for total cash expenditures of $3.0 million. The Company expects to incur additional expenditures of $8.1 million related to both the 600 employees previously terminated and to the remaining 160 employees to be terminated in 2002. The Company expects to complete the plan by December 31, 2002.

        In connection with the restructuring plan, the Company performed a review of its long-lived assets to identify any potential impairments in accordance with Statement of Financial Accounting Standard No. 121, "Accounting for the Impairment of Long-Lived Assets to be Disposed of" ("SFAS 121"). The Company recorded a $146.8 million charge as an expense of operations according to SFAS 121, resulting from the write-off of certain assets related to the closing of data centers, consolidation of office space and curtailment of other Company operations.

        The following table illustrates the activity in this reserve since the initial charge in November of 2001:

Type of costs ($ in millions):	Initial Charge	Utilizations	Balance December 31, 2001
Employee separations	$11.1	$(3.0)	$8.1
Terminate contractual obligations	61.4	(1.3)	60.1
Other exit costs	0.3	—	0.3

Total	$72.8	$(4.3)	$68.5

1999 Predecessor Restructuring Plans

        In the second quarter of 1999, the Predecessor Company recorded a charge of approximately $13.9 million to exit certain operations in the switched wholesale business. The restructuring charge consisted of severance and various other costs associated with workforce reduction, network decommissioning, and various terminations. The workforce reduction of 94 people included employees contributing to the sales and network operations functions. Due to the Merger, it was determined that the combined companies would need the switches that had been marked for decommissioning in the second quarter's restructuring charge. Additionally, it was determined that the total period contemplated for lease payments relating to an abandoned office would not be required. As a result, the second quarter's restructuring charge was reduced by $1.2 million during the third quarter of 1999 related to decommissioning the switches and $0.4 million related to a reduction in the lease pay-off requirement.

        During 2000, adjustments to the second quarter restructuring charge totaled a reduction of $2.8 million. The $2.4 million reduction to contractual obligations is due to lower lease termination costs than originally estimated. The $0.7 million severance reduction is due to lower than expected costs incurred upon completion of severance payments. The additional $0.3 million for network decommissioning is related to higher than expected costs for demolition of microwave towers. The actions contemplated by this reserve were completed during 2001, and the remaining reserve was utilized. This restructuring charge is now considered closed.

        In the third quarter of 1999, the Predecessor Company recorded a charge of approximately $8.3 million relating to the restructuring of the organization and to exit certain foreign operations. The plan was developed prior to the Merger, by the previous Chief Executive Officer, after reviewing the Predecessor Company's operations. The workforce reduction of 15 employees included management, administrative and foreign sales personnel. The employees were notified of this program during July and August of 1999. During 2000, the severance reserve was increased by $1.9 million due to higher than expected outplacement costs and higher than expected benefits for certain employees. The reduction of $0.4 million for exiting facilities is due to lower than expected costs upon completion of those activities. The remaining severance reserve of $0.6 million is expected to be paid by the fourth quarter of 2002.

        A summary of the initial charges for the 1999 Predecessor Restructuring Plans, and activity in those reserves in 1999, is as follows:

Type of costs ($ in millions):	Initial Charge	Utilizations	Adjustments	Balance December 31, 1999
Second Quarter 1999
Employee separations	$2.8	$(1.6)	$—	$1.2
Network decommissioning	3.9	(0.4)	(1.2)	2.3
Terminate contractual obligations and exit facilities	6.4	(1.8)	(0.4)	4.2

Total	$13.1	$(3.8)	$(1.6)	$7.7

Third Quarter 1999
Employee separations	$7.5	$(4.6)	$—	$2.9
Terminate contractual obligations and exit facilities	0.8	(0.3)	—	0.5

Total	$8.3	$(4.9)	$—	$3.4

        A summary of the 2001 and 2000 activity in the accrued restructuring liabilities associated with the 1999 Predecessor Restructuring Plans is as follows:

Type of costs ($ in millions):	Balance December 31, 1999	Utilizations	Adjustments	Balance December 31, 2000	Utilizations	Adjustments	Balance December 31, 2001
Second Quarter 1999
Employee separations	$1.2	$(0.5)	$(0.7)	$—	$—	$—	$—
Network decommissioning	2.3	(1.9)	0.3	0.7	(0.7)	—	—
Terminate contractual obligations and exit facilities	4.2	(1.8)	(2.4)	—	—	—	—

Total	$7.7	$(4.2)	$(2.8)	$0.7	$(0.7)	$—	$—

Third Quarter 1999
Employee separations	$2.9	$(2.8)	$1.9	$2.0	$(1.3)	$(0.1)	$0.6
Terminate contractual obligations and exit facilities	0.5	(0.1)	(0.4)	—	—	—	—

Total	$3.4	$(2.9)	$1.5	$2.0	$(1.3)	$(0.1)	$0.6

5. Investments in Other Entities

Investments in Equity Method Securities

        As of December 31, 2000, the market value of the Company's investment in Applied Theory Communications Inc. (a New York-based internet service provider) was approximately $11.7 million, following the recording of an impairment charge on this security at the end of 2000. This impairment charge was recorded because the Company believed that the decrease in value of Applied Theory shares was "other than temporary."

        The Company recorded a $4.0 million decrease in the value of the Applied Theory investment in 2001 as a result of the Company's use of the equity method of accounting. During 2001, the Company began actively selling shares of this investment and discontinued equity method accounting in May 2001 due to a decrease in its ownership percentage to less than 20%, the resignation of the Company's seat on Applied Theory's board of directors and the Company's belief that it no longer exerted significant influence over the operations of Applied Theory.

        In accordance with SFAS 115, the Company reclassified this investment to a trading security. As such, fluctuations in the market value of Applied Theory were reflected in the Consolidated Statements of Operations and Comprehensive Income (Loss) under the caption "Loss (gain) on investments." Accordingly, the Company recognized pretax losses of $5.9 million, representing the difference between the market value and the Company's recorded basis of the investment. This investment was completely liquidated during 2001, generating sales proceeds of $1.8 million.

Investments in Marketable Securities

        The Company's investment in PSINet totaled approximately $15 million as of December 31, 2000 and zero as of December 31, 2001 as the Company liquidated its entire investment through settlement of a forward sale further described in Note 7 of the Notes to Consolidated Financial Statements and sale of shares in the open market. The company received proceeds of $28 million and realized a pretax gain of $17 million in 2001 related to these transactions. The cost basis was calculated using the average cost method. There was no unrealized gain or loss related to the investment included in "Other comprehensive income" as of December 31, 2000 or 2001. During 1999, the Company recorded a pretax unrealized holding gain of $85 million, which was completely reversed during 2000 as the value of the investment declined. During 2000, the Company determined that its investment had been impaired and that the impairment was "other than temporary." Accordingly, the Company recorded a realized pretax loss totaling $342 million.

Investments in Other Securities

        The Company periodically enters into certain equity investments for the promotion of business and strategic objectives. A portion of these investments is in securities, which do not have readily determinable fair market values. These investments are recorded at cost based on specific identification. The carrying value of cost method investments was approximately $0.2 million and zero as of December 31, 2001 and 2000, respectively.

        Marca-Tel—The Company held an indirect investment equal to 28.8% of Grupo Marca-Tel S.A. de C.V. ("Marca-Tel") as a result of its ownership of 65.4% of Progress International, LLC ("Progress") which, in turn, owns 44.0% of Marca-Tel. The remaining 56.0% of Marca-Tel is owned by a Mexican individual, Marca Beep, S.A. de C.V. and Siemens. The other owner of Progress is Westel International, Inc. Although the Company had previously written this investment down to zero, the

Company sold its ownership in Marca-Tel in 2001. The Company recorded a gain on investment of $0.4 million on its sale of this investment.

6. Long-Term Debt and Capital Lease Obligations

        Long-term debt and capital lease obligations consist of the following at December 31, 2001 and 2000 ($ in millions):

	December 31, 2001	December 31, 2000
9% Senior Subordinated Notes	$46.0	$46.0
Bank notes	42.0	—
Capital lease obligations	5.9	9.1
PSINet Forward Sale	—	3.0
Intercompany payable to Parent Company, net	1,449.7	994.8
12 1/2% Senior Notes	0.8	0.8
Other debt	—	3.4

Total debt	$1,544.4	$1,057.1
Less current portion	3.2	8.3

Long-term debt	$1,541.2	$1,048.8

9% Senior Subordinated Notes

        In 1998, the Company issued $450 million of 9% senior subordinated notes due 2008 ("the 9% notes"). The 9% notes are general unsecured obligations and are subordinate in right of payment to all existing and future senior indebtedness of the Company's subsidiaries. The 9% notes indenture includes a limitation on the amount of indebtedness that the Company can incur based upon the maintenance of either debt to operating cash flow or debt to capital ratios. The 9% indenture also provides that if the Company incurs any additional indebtedness secured by liens on its property or assets that are subordinate to or equal in right of payment with the 9% notes, then the Company must secure the outstanding 9% notes equally and ratably with such indebtedness. As of December 31, 2001, the Company had the ability to incur additional debt.

        In January 2000, $404 million of the 9% senior subordinated notes were redeemed through a tender offer due to the change of control terms in the bond indenture. Accordingly, $46 million of the 9% notes remain outstanding at December 31, 2001.

Bank Notes

        The Parent Company's credit facility was obtained in November 1999 for an amount of $1.8 billion from a group of lending institutions. This credit facility was amended to $2.1 billion in January 2000 and subsequently increased to $2.3 billion in June 2001. The credit facility consists of $900 million in revolving credit and $1.4 billion in term loans. At December 31, 2001, the Parent Company had drawn approximately $1.947 billion from the credit facility in order to refinance its existing debt and debt assumed as part of the Merger and to fund its capital investment program.

        Prior to December 2001, the Company relied solely on advances from the Parent Company for funding of its operations in excess of cash provided by its own operations. In December 2001, the

Company began borrowing funds directly from the Parent Company's credit facility. At December 31, 2001, the Company's share of the Parent Company's drawn credit facility balance of $1.947 billion was $42 million. At December 31, 2001, the Company and the Parent Company had $353 million in additional borrowing capacity under this facility.

        The facility's financial covenants require that the Parent Company maintain certain debt to EBITDA, senior secured debt to EBITDA, debt to capitalization, and interest coverage ratios. The facility also contains covenants which, among other things, restrict the Parent Company's ability to incur additional debt or liens; pay dividends; repurchase Parent Company common stock; sell, lease, transfer or dispose of assets; make investments; and merge with another company. The Parent Company obtained an amendment to its credit facility to exclude charges associated with the November 2001 Restructuring Plan (described in Note 4 of the Notes to Consolidated Financial Statements) from the covenant calculations. As of December 31, 2001, the Parent Company was in compliance with all of the covenants of the credit facility.

        The interest rates charged on borrowings from this credit facility can range from 100 to 275 basis points above the London Interbank Offering Rate ("LIBOR") and were at 175 to 275 basis points above LIBOR based on the Parent Company's credit rating during the year. The Parent Company incurs commitment fees in association with this credit facility ranging from 37.5 basis points to 75 basis points, applied to the unused amount of borrowings of the facility.

Intercompany Payable to Parent Company

        The Company relies substantially on advances from the Parent Company for the funding of operating and investing activities in excess of cash generated by its own operations. The Company also provides services to wholly owned subsidiaries of the Parent Company. The amounts due to the Parent Company of $1,449.7 million at December 31, 2001 are presented net of the amounts due from the Parent Company's other subsidiaries. A further discussion of these related party transactions can be found in Note 13.

PSINet Forward Sale

        The PSINet forward sale was settled during the first quarter of 2001. For a detailed discussion of the PSINet forward sale, see Note 7 of the Notes to Consolidated Financial Statements.

Other

        Pursuant to the Company's May 10, 1999 acquisition of Coastal Telecom Limited Company, the Company assumed $10 million in notes payable, of which $3.4 million was outstanding at December 31, 2000. The remaining obligation was satisfied during the first quarter of 2001.

        In addition, the Company had outstanding $0.8 million of 12 1/2% senior notes with an original indebtedness of $285.0 million. These notes were largely eliminated through a tender offer in 1998. The 12 1/2% senior notes indenture includes a limitation on the amount of indebtedness that the Company can incur based upon the maintenance of either debt to operating cash flow or debt to capital ratios. As of December 31, 2001, the Company had the ability to incur additional debt.

        Amounts previously outstanding on the revolving credit facility and the credit facility with NTFC Capital Corporation were retired as part of the Merger. This early extinguishment of debt resulted in an extraordinary charge of $6.6 million, net of tax, during the post-Merger period of November 10, 1999 to December 31, 1999.

        Annual maturities of long-term debt and minimum payments under capital leases, excluding interest, for the five years subsequent to December 31, 2001 are as follows ($ in millions):

At December 31 Year of Maturity	Long-Term Debt	Capital Leases	Total
2002	$—	$3.2	$3.2
2003	—	1.8	1.8
2004	42.0	0.5	42.5
2005	0.8	0.3	1.1
2006	—	0.1	0.1
Thereafter	1,495.7	—	1,495.7

	1,538.5	5.9	1,544.4
Less current portion	—	(3.2)	(3.2)

Long-term debt	$1,538.5	$2.7	$1,541.2

7. Financial Instruments

        The Company adopted SFAS 133 on January 1, 2001. SFAS 133 requires that all derivative instruments be recognized on the balance sheet at fair value. Fair values are determined based on quoted market prices of comparable instruments, if available, or on pricing models using current assumptions. On the date the financial instrument is entered into, the Company designates it as either a fair value or cash flow hedge.

        Upon adoption of SFAS 133 on January 1, 2001, offsetting transition adjustments related to the PSINet forward sale and the underlying six million shares of PSINet (further described below) were reclassified from other comprehensive income to net income. Accordingly, there was no net cumulative effect adjustment to either net income or other comprehensive income related to these items. As of December 31, 2001, the Company was not a party to any derivative instruments.

        Marketable Equity Forward Contracts—From time to time the Company enters into forward contracts on the sale of marketable equity securities held in the Company's investment portfolio. It is the Company's intent to manage its exposure to fluctuations in U.S. equity markets related to these minority investments. Forward contracts are contractual agreements between two parties for the sale of borrowed shares to be settled by delivery of the equivalent number of shares owned by the Company at an agreed upon future date. As of December 31, 2001, the Company was not a party to any such contracts.

        PSINet—In June and July 1999, the Company received approximately $111.8 million representing amounts from a financial institution in connection with two prepaid forward sale contracts on six million shares of PSINet common stock. This amount was accounted for as notes payable and was collateralized by six million shares of PSINet common stock owned by the Company. Given the significant decline in the value of PSINet common stock during 2000, the Company adjusted the carrying value of this liability to approximately $3 million during the fourth quarter of 2000. This adjustment resulted in an unrealized gain on the liability that substantially offset the unrealized loss recorded in "Other comprehensive income" on the underlying six million shares of PSINet being hedged.

        In 2001, the Company designated this arrangement as a fair value hedge with both the underlying shares reclassified to trading securities under SFAS 115 and related forward sale liability subject to mark-to-market adjustments through the income statement each period. During the first quarter of 2001, the Company settled the forward sale liability for approximately 5.8 million shares of PSINet common stock. The difference between the six million shares collateralized and the 5.8 million shares required to settle the liability were sold in the open market, generating a pretax gain of $0.5 million.

8. Redeemable Preferred Stock

        In 1997, the Company issued 300,000 shares of 12 1/2% Junior Exchangeable Preferred Stock ("12 1/2% Preferreds"). The 12 1/2% Preferreds are mandatorily redeemable on August 15, 2009 at a price equal to their liquidation preference of $1,000 a share, plus accrued and unpaid dividends. Through November 15, 1999, dividends on the 12 1/2% Preferreds were being effected through additional shares of the 12 1/2% Preferreds. On November 16, 1999, the Company converted to a cash pay option for these dividends, and subsequently made its first cash payment on February 15, 2000. At December 31, 2001, 395,210 shares of the redeemable preferred stock issue were outstanding with a carrying value of $418 million. This preferred stock is not included in shareowners equity because it is mandatorily redeemable.

9. Shareowners' Equity

Common Stock

        The Company's common shares that were outstanding at the date of the Merger were retired on the Merger Date and were replaced by 500,000 shares of the Company's common stock that are entirely owned by the Parent Company.

Additional Paid-In Capital and Accumulated Deficit

        The Company's pre-Merger additional paid-in capital and accumulated deficit were eliminated at the Merger Date. At December 31, 2001 and 2000, the additional paid-in capital balance includes approximately $2.4 billion representing consideration paid by the Parent Company for Broadwing Communications in the Merger. Additional amounts of approximately $580 million at December 31, 2001 relate to the retirement of $404 million of the Company's 9% Notes and additional Parent Company capital contributions. Offsetting these amounts are approximately $98 million in preferred stock dividends on the 12 1/2% Junior Exchangeable Preferred Stock. The accumulated deficit balance of $891 million at December 31, 2001 reflects the activities of the Company subsequent to the November 9, 1999 Merger Date.

Stock-Based Compensation

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

        In 1996 the Company adopted a phantom stock plan ("the Directors Plan"), pursuant to which $20,000 per year of outside director's fees for certain directors was deferred and treated as if it were invested in shares of the Company's common stock. Compensation expense was determined based on the market price of the shares deemed to have been purchased and was charged to expense over the related period. In 1999, the Company recognized $0.3 million as compensation expense related to the Director's Plan. The Company amended the Directors' Plan in 1998 to allow benefits to be paid in either cash or shares of common stock. At the Merger Date, this plan was eliminated and all amounts due were paid.

        The Company follows the disclosure-only provisions of SFAS 123, "Accounting for Stock-Based Compensation," but applies Accounting Principles Board Opinion 25 and related interpretations in accounting for its plans. The fair value disclosures assume that fair value of option grants was calculated at the date of grant using the Black-Scholes option pricing model with the following weighted average assumptions:

	2001	2000	1999
Expected dividend yield	—	—	—
Expected volatility	67.9%	48.9%	87.4%
Risk-free interest rate	4.1%	5.1%	6.4%
Expected holding period—years	3	4	4

        For purposes of pro forma disclosures, the estimated fair value of the options is amortized to expense over the options' vesting period. Pro forma loss information is as follows ($ in millions except for weighted average exercise price):

	Company
	Year ended December 31,			Predecessor
			Period from November 10- December 31, 1999	Period from January 1- November 9, 1999
	2001	2000
Net loss as reported	$(382.2)	$(463.3)	$(45.5)	$(281.0)
Pro forma compensation expense, net of tax benefits	(19.5)	(22.9)	(0.6)	(12.5)

Pro forma loss	$(401.7)	$(486.2)	$(46.1)	$(293.5)

        Stock option activity and related information for the years ended December 31, 2001 and 2000, the period from November 10, 1999 to December 31, 1999, and the period from January 1, 1999 to November 9, 1999 are as follows:

	Company
							Predecessor
	Year Ended December 31,
					November 10 to December 31, 1999		January 1 to November 9, 1999
	2001		2000
	Options (millions)	Weighted Average Excerise Price	Options (millions)	Weighted Average Excerise Price	Options (millions)	Weighted Average Excerise Price	Options (millions)	Weighted Average Excerise Price
Outstanding at beginning of period	11.1	$20.90	14.4	$18.00	15.7	$16.63	5.4	$27.50
Granted	7.7	$16.71	3.1	$30.20	1.2	$28.96	3.5	$37.79
Exercised	(0.9)	$12.76	(3.7)	$33.03	(2.1)	$14.03	(0.5)	$15.90
Forfeited	(3.7)	$24.11	(2.7)	$23.36	(0.4)	$11.58	(1.0)	$29.93

Outstanding at end of period	14.2	$19.10	11.1	$20.90	14.4	$18.00	7.4	$32.76

Weighted average fair value of options granted during the period	$7.66		$12.75		$8.40		$25.08

        The following table summarizes outstanding options at December 31, 2001 by price range:

	Outstanding			Exercisable
Range of Exercise Prices	Options (millions)	Weighted Average Excerise Price	Weighted Average Contractual Life	Options (millions)	Weighted Average Excerise Price
$1.44 to $9.645	3.8	$9.47	9.68	0.2	$5.97
$9.90 to $16.7813	1.6	$13.31	7.31	0.9	$12.46
$17.50 to $24.9375	5.4	$20.94	8.09	2.0	$19.59
$24.97 to $38.1875	3.4	$29.65	8.19	0.7	$30.74

Total	14.2	$19.10	8.45	3.8	$19.23

10. Benefit Plans

        Effective January 1, 2001, the Company's employees were covered by the Parent Company's employee benefit plans including the defined benefit pension plan, the defined contribution plan and the health care and group life insurance benefit plans.

        The pension plan is sponsored and managed by the Parent Company and includes employees from all subsidiaries of the Parent Company. The Company's proportionate pension benefit expense is allocated through an intercompany expense allocation. The pension benefit formula for the defined benefit plan is determined by a combination of compensation based credits and annual guaranteed interest credits. Funding for this plan is achieved through contributions to an irrevocable trust fund. Detailed disclosures regarding the pension plan can be found in the Parent Company's annual report.

        The health care and group life benefit plans are funded through Voluntary Employee Benefit Association ("VEBA") trusts managed by the Parent Company. The Parent Company funds amounts as deemed appropriate from time to time. Total expenses for the Company related to the pension, health care and life benefit plans during 2001, 2000 and 1999 were $13.7 million, $10.2 million and $9.9 million, respectively.

        Contributions by the Company to the defined contribution plan are based on matching a portion of the employee contributions or on a percentage of employee earnings. Total contributions by the Company to the defined contribution plan for 2001 and 2000 were $5.3 million and $2.6 million, respectively.

11. Concentrations of Credit Risk and Major Customers

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

        A relatively small number of customers account for a significant amount of the Company's total revenue. Revenue from the Company's ten largest customers accounted for approximately 38%, 33% and 38% of total revenue in 2001, 2000 and 1999, respectively. The Company's largest customer, who accounted for approximately 9% of revenue in 2001, was in Chapter 11 bankruptcy proceedings as of December 31, 2001. Non-IRU revenue from this customer approximated 2% of consolidated revenue. The remaining revenue from this customer, approximately 7% of revenue, was generated by the amortization of IRU agreements for which consideration had been previously received.

12. Income Tax Provision (Benefit)

        Significant components of the provision (benefit) for income taxes attributable to current operations are as follows ($ in millions):

	Company			Predecessor
	December 31,		Period from November 10 to December 31, 1999	Period from January 1 to November 9, 1999
	2001	2000
CURRENT:
Federal	$—	$(58.8)	$12.9	$—
State and local	1.0	0.1	4.5	2.0

Total current	1.0	(58.7)	17.4	2.0

DEFERRED:
Federal	(166.7)	(151.7)	(28.7)	—
State and local	(4.9)	(30.9)	(4.0)	—

Total deferred	(171.6)	(182.6)	(32.7)	—

Total	$(170.6)	$(241.3)	$(15.3)	$2.0

        The income tax benefit for 2001 of $171 million represented a $70 million decrease in comparison to the $241 million tax benefit recorded in the prior year. This was primarily the result of a reduction in pretax losses from continuing operations.

        The following is a reconciliation of the income tax provision (benefit) attributable to continuing operations computed at the U.S. federal statutory tax rate to the income tax provision (benefit) computed using the Company's effective tax rate for each respective period ($ in millions):

	Company			Predecessor
	December 31,		Period from November 10 to December 31, 1999	Period from January 1 to November 9, 1999
	2001	2000
Tax benefit at federal statutory rate	$(193.5)	$(246.6)	$(19.0)	$(97.4)
State and local income taxes, net of federal benefit	(11.1)	(28.8)	0.3	(11.3)
Change in valuation allowance	8.6	8.8	—	108.6
Amotization of nondeductible ingangible assets	25.2	24.3	3.2	—
Other differences, net	0.2	1.0	0.2	2.1

Provision (benefit) for income taxes	$(170.6)	$(241.3)	$(15.3)	$2.0

        The income tax provision (benefit) relating to other comprehensive income (loss) components was $0 in 2001, ($56.3) million in 2000, $56.4 million for the period from November 10, 1999 to December 31, 1999 and $93.2 million for the period from January 1 to November 9, 1999.

        Deferred income taxes reflect the tax effect of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes.

Significant components of the Company's deferred tax assets and liabilities are as follows ($ in millions):

	December 31,
	2001	2000
DEFERRED TAX ASSETS:
Net operating loss carryforwards	$275.5	$182.3
Investments	51.4	48.8
Unearned revenue	159.0	189.2
Restructuring related items	104.4	3.6
Other	35.1	52.0

Total deferred tax assets	625.4	475.9
Valuation allowance	(61.3)	(48.1)

Net deferred tax asset	$564.1	$427.8

DEFERRED TAX LIABILITIES:
Depreciation and amortization	$321.0	$272.6
Other	9.8	5.0

Total deferred tax liabilities	330.8	277.6

Net deferred tax asset	$233.3	$150.2

        Tax loss carryforwards will generally expire between 2010 and 2020. U.S. tax laws limit the annual utilization of tax loss carryforwards of acquired entities. These limitations should not materially impact the utilization of the tax carryforwards.

        The Company recorded a valuation allowance of $61.3 million and $48.1 million for the years ended December 31, 2001 and 2000 respectively. The valuation allowance is related to certain state and local tax loss carryforwards due to uncertainty of the ultimate realization of such future benefits.

        In evaluating the amount of valuation allowance needed, the Company considers prior operating results, future taxable income projections, expiration dates of net operating loss carryforwards and ongoing prudent and feasible tax planning strategies. Based upon these analyses, management believes it is more likely than not that future taxable income from the Parent Company's consolidated group will be sufficient to fully recover the existing net deferred tax assets. In the event that the Company were to determine that it would not be able to realize all or a part of its net deferred tax asset in the future, an adjustment to the deferred tax asset would be charged to income in the period such determination was made.

13. Related Party Transactions

        In the ordinary course of business, the Company provides services to and receives services from wholly owned subsidiaries of the Parent Company. The Company provides long-distance services over its national optical network to customers of the Parent Company's Cincinnati Bell Any Distance ("CBAD") subsidiary. In addition, the Parent Company's Cincinnati Bell Telephone ("CBT") subsidiary resells the Company's broadband services in the Greater Cincinnati metropolitan area. Transactions with these entities totaled $53.9 million and $34.1 million in revenue and $35.5 million and $28.5 million in costs during 2001 and 2000, respectively.

        The Parent Company provides corporate financial and treasury services, corporate planning and financial analysis, corporate communications, corporate human resources support and corporate legal support. The Parent Company bills the Company for services performed on its behalf on a monthly basis. These fees amounted to $5 million and zero in 2001 and 2000, respectively.

        The Parent Company's CBT subsidiary provides certain general and administrative services on behalf of the Company. Total fees charged to the Company for these services during 2001 and 2000 were $0.9 million and $0.7 million, respectively.

        The Company participates in the Parent Company's centralized cash management system to finance operations. Cash deposits from the Company are transferred to the Parent Company on a daily basis, and the Parent Company funds the Company's disbursement accounts as required. All related party transactions, including receivables and payables, are cleared through an intercompany account, which is ultimately settled at the Parent Company level.

        The Company relies on advances from the Parent Company for the funding of operating and investing activities in excess of cash generated by its own operations. Advances from the Parent Company bear interest at market rates, with the related interest expense being included in "Interest expense" on the Consolidated Statements of Operations and Comprehensive Income (Loss). The average interest rate on these advances during 2001 was approximately 6.27%. The amounts due to the Parent Company of $1,449.7 million at December 31, 2001 are presented net of the amounts due to or from other subsidiaries of the Parent Company.

        The following table summarizes the Company's intercompany revenue, corporate allocations and shared services allocations ($ in millions):

	Company
				Predecessor
	Year Ended December 31,
			Period from November 10 to December 31, 1999	Period from January 1 to November 9, 1999
	2001	2000
Statements of Operations Data:
Intercompany revenue
Cincinnati Bell Telephone	$11.7	$0.8	$—	$—
Cincinnati Bell Any Distance	41.2	33.0	—	—
Other	1.0	0.3	—	—

Total intercompany revenue	$53.9	$34.1	$—	$—
Intercompany cost of services	$35.5	$28.5	$—	$—
Intercompany selling, general and administrative expenses
Corporate allocations	5.0	—
Shared service allocations	0.9	0.7
Intercompany interest expense, net of capitalized interest of $22.9 and $22.4, respectively	62.9	58.6	—	—

Total intercompany expenses	$104.3	$87.8	$—	$—
	December 31,
	2001	2000	1999
Balance Sheet Data:
Intercompany payable to Parent Company	$1,449.7	$994.8	$442.9

        The revenue and expenses allocated to the Company for the transactions and services provided are not necessarily indicative of the revenue and expenses that would have been incurred if Broadwing Communications had been a separate, stand-alone entity.

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

        Long-term debt: The fair value is estimated based on year-end closing market prices of the Company's debt and of similar liabilities. The carrying amounts at December 31, 2001 and 2000, including the intercompany payable to the Parent Company, were $1,541.2 million and $1,048.8 million, respectively. The estimated fair values at December 31, 2001 and 2000, including intercompany payable to the Parent Company, were $1,533.0 million and $1,047.6 million, respectively. Long-term debt at December 31, 2000 also includes the forward sale of six million shares of PSINet common stock, as further described in Note 7 of the Notes to Consolidated Financial Statements, and settled in the first quarter of 2001. The Company adjusted the carrying amount of this liability as required by the forward sale agreement. The carrying amount of this obligation at December 31, 2000 was $3.0 million.

        Convertible preferred stock: The fair value of the 12 1/2% Exchangeable Preferred Stock was $245.0 million and $379.4 million, and was based on the trading value of this instrument at December 31, 2001, and 2000, respectively.

15. Commitments and Contingencies

Lease Commitments

        Lease expense relating to facilities and equipment, excluding amortization of fiber exchange agreements, was approximately $28.2 million, $23.5 million and $19.1 million for the years ending December 31, 2001, 2000 and 1999, respectively.

        At December 31, 2001, the total minimum annual rental commitments under noncancelable leases, excluding interest, are as follows:

	Operating Leases	Capital Leases
	($ in millions)
2002	$33.7	$3.2
2003	30.8	1.8
2004	27.4	0.5
2005	21.8	0.3
2006	16.0	0.1
Thereafter	77.1	—

Total	$206.8	$5.9

Commitments

        The Company entered into a purchase commitment with Corvis Corporation, a Columbia, Maryland-based manufacturer of optical network equipment. The agreement specifies that the Company will purchase $200 million in optical network equipment from Corvis Corporation over a two-year period beginning in July 2000. As of December 31, 2001, the Company had satisfied $180 million of this purchase commitment. In 2000, the Company also entered into a separate agreement giving it the right to purchase at fair value $30 million of Series H preferred stock at $80.53 per share and $5 million of the common stock of Corvis at the initial public offering price. The Company subsequently exercised these rights during the second and third quarters of 2000. The established prices for these Corvis equity purchases reflect the contemporaneous fair value of the equity, as evidenced by independent third party investor purchases of this equity in the same timeframe.

        In 2001, the Company entered into two separate agreements with Teleglobe Inc. ("Teleglobe") a Reston, Virginia-based telecommunications company. One agreement states that the Company will sell Teleglobe $180 million of IRU services over three years. The second agreement states that over four years the Company would purchase $90 million in services and equipment from Teleglobe. Purchases under this commitment will primarily consist of international voice and data services and will be expensed as incurred. The remaining commitment will be satisfied through the purchase of equipment and collocation services. As of December 31, 2001, the Company had satisfied $25 million of its commitment to Teleglobe.

        In 2001 and 2000, the Company entered into agreements with two vendors to provide bundled internet access to its customers based on a monthly maintenance fee. As of December 31, 2001, Broadwing Communications has committed to purchase approximately $76 million of bundled internet access services over three years from these vendors. These services were previously purchased from other vendors on a usage basis.

        The Company has committed to expenditures of approximately $32 million in order to satisfy the contractual commitments with respect to its network construction projects.

Contingencies

        In the normal course of business, the Company is subject to various regulatory proceedings, lawsuits, claims and other matters. Such matters are subject to many uncertainties and outcomes are not predictable with assurance. However, the Company believes that the resolution of such matters for amounts in excess of those accounted for in the consolidated financial statements would not likely have a materially adverse effect on the Company's financial condition.

        A total of 26 Equal Employment Opportunity Commission ("EEOC") charges were filed beginning in September 1999 by Broadwing Telecommunications Inc. employees located in the Houston office (formerly Coastal Telephone, acquired by IXC in May 1999) alleging sexual harassment, race discrimination and retaliation. After completing its internal investigation of the charges and cooperating fully with the EEOC, the Company and the complainants participated in a voluntary mediation proceeding conducted by the EEOC. Through the mediation process in 2000 and 2001, the Company was able to reach settlement with all 26 complainants for immaterial amounts. The Company also entered into a Conciliation Agreement with the EEOC. As this matter has now concluded with no further material exposure seen for the Company, this item will no longer appear in future Company reports unless circumstances change.

16. Valuation and Qualifying Accounts

        Activity in the Company's valuation and qualifying accounts was as follows ($ in millions):

		Additions
	Balance at Beginning of Period	Charged to Expenses	Charged to Other Accounts	Deductions	Balance At End of Period
Allowance for Doubtful Accounts
Year 2001	$32.2	$76.4	$—	$86.0	$22.6
Year 2000	$36.0	$52.0	$—	$55.8	$32.2
Period from November 10 to December 31, 1999	$45.3	$5.1	$—	$14.4	$36.0

Period from January 1 to November 9, 1999	$16.7	$75.1	$—	$46.5	$45.3
Deferred Tax Valuation Allowance
Year 2001	$48.1	$13.2	$—	$—	$61.3
Year 2000	$16.5	$31.6	$—	$—	$48.1
Period from November 10 to December 31, 1999	$16.5	$—	$—	$—	$16.5

Period from January 1 to November 9, 1999	$16.5	$—	$—	$—	$16.5

17. Quarterly Results (Unaudited)

        The following table presents certain unaudited quarterly financial information for each quarter in 2000 and 2001. This information was prepared on the same basis as the audited financial statements appearing elsewhere in this Form 10-K. The operating results for any quarter are not necessarily indicative of results for any future period. The Company may experience substantial fluctuations in quarterly results in the future as a result of various factors, including customer turnover, price competition and the success of the Company's customers.

	2000 Quarter Ended				2001 Quarter Ended
	Mar 31	Jun 30	Sep 30	Dec 31	Mar 31	Jun 30	Sep 30	Dec 31
Statement of Operations Data ($ in millions):
Revenue	$212.0	$239.5	$264.2	$284.0	$296.6	$318.7	$304.0	$271.0
Operating expenses:
Cost of services and products	125.2	139.2	158.9	173.6	178.8	194.1	193.5	187.6
Selling, general and administrative	89.0	74.2	78.3	80.0	84.7	89.1	77.4	75.1
Depreciation and amortization	74.7	72.2	78.1	80.9	86.8	91.3	98.7	102.7
Restructuring and other charges	—	—	—	—	—	—	—	219.5
Operating loss	(76.9)	(46.1)	(51.1)	(50.5)	(53.7)	(55.8)	(65.6)	(313.9)
Net loss	$(61.2)	$(47.3)	$(52.7)	$(302.1)	$(45.9)	$(55.0)	$(62.8)	$(218.5)

        Revenue and expenses appearing in the above table have been restated to reflect the adoption of SAB 101 on January 1, 2000. There was no effect on operating or net income.

        In the fourth quarter of 2000, the Company incurred a pretax charge of $395 million in order to write down its portfolio of equity investments to market value on December 31, 2000.

        In the fourth quarter of 2001, the Company incurred a pre-tax charge included in operating income of $220 million related to restructuring activities and asset impairments discussed further in Note 4 of the Notes to Consolidated Financial Statements.

18. Segment Reporting

        In accordance with Statement of Financial Accounting Standard No. 131, "Disclosures About Segments of an Enterprise and Related Information," the operations of the Company comprise a single segment and are reported as such to the Chief Executive Officer of the Parent Company, who functions in the role of chief operating decision maker for the Company.

        The table below presents revenue for groups of similar products and services ($ in millions):

	Company
				Predecessor
			November 10 to December 31, 1999
Year Ended December 31	2001	2000		January 1 to November 9, 1999
Broadband transport	$466.5	$393.2	$42.6	$258.5
Switched voice services	380.5	408.6	43.3	263.7
Data and internet	114.6	64.8	4.8	18.7
IT consulting	141.3	65.8	—	—
Network construction and other services	87.4	67.3	8.3	27.3

Total revenue	$1,190.3	$999.7	$99.0	$568.2

19. Additional Financial Information

	Year ended December 31
Balance Sheet	2001	2000	Depreciable Lives (Years)
	($ in millions)
Property Plant and Equipment:
Land and rights of way	$153.7	$152.0	20-Indefinite
Buildings and leasehold improvements	209.1	226.3	2-40
Transmission facilities	2,057.7	1,503.7	3-20
Furniture, fixtures, vehicles, and other	30.7	26.2	2-15
Fiber usage rights	51.4	40.5	5-20
Construction in process	214.1	449.6	—

Subtotal	2,716.7	2,398.3
Less: Accumulated depreciation	(548.0)	(294.4)

Property plant and equipment, net*	$2,168.7	$2,103.9
	Year ended December 31
	2001	2000	Amortization Lives (Years)
	($ in millions)
Other intangibles:
Assembled workforce	24.0	24.0	2-4
Installed customer base	399.0	399.0	2-20
Other intangibles	3.2	5.2	2-20

Subtotal	426.2	428.2
Less: Accumulated amortization	(79.0)	(40.9)

Other intangibles, net	$347.2	$387.3

*Includes $5.9 and $10.5, respectively, of assets accounted for as capital leases, net of accumulated depreciation of $13.2 and $5.7, respectively, included in "Transmission facilities."

20. Subsequent Events

        In February 2002, the Parent Company's corporate credit rating was downgraded by Moody's Investors Service to Ba3 from its previous level of Ba1. In March 2002, the Parent Company's corporate credit rating was downgraded by Standard and Poor's and Fitch Rating Service to BB from its previous level of BB+. These downgrades will result in additional cash interest expense of 50 basis points on up to $1.65 billion of the Parent Company's $2.3 billion credit facility, thereby increasing interest expense of the Company. In the past, the Parent Company's credit facility was secured only by a pledge of the stock certificates of Broadwing Communications. Upon the downgrades, the Parent Company became obligated to provide certain guarantees and liens on the assets of the Parent Company and the Company in addition to the stock certificates of the Company. As an additional result, in future periods the debt shown as "Intercompany payable to Parent Company" in the Consolidated Financial Statements will be presented as external credit facility debt by the Company.

        In March 2002, the Parent Company obtained an amendment to its $2.3 billion credit facility to allow for the sale of a subsidiary of the Parent Company, exclude charges related to SFAS 142, increase the Parent Company's ability to incur additional indebtedness and amend certain defined terms.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

        The Company has had no disagreements with its accountants on any accounting or financial disclosure, auditing scope or procedure during the periods reported in these financial statements.

PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

        Set forth in the table below are the names, ages (as of March 11, 2002) and current offices held by all executive officers and the sole director of the Company.

Name	Age	Position with Company	Executive Officer Since

Richard G. Ellenberger	49	President, Chief Executive Officer and Director	1999
Kevin W. Mooney	43	Chief Operating Officer	1999
Mary E. McCann	39	Senior Vice President, Corporate Finance	2001
Jeffrey C. Smith	50	Chief Human Resources Officer, General Counsel and Corporate Secretary	1997
David A. Torline	52	Chief Information Officer	1999
Jack J. Chidester	43	President, Worldwide Sales	2001
Michael R. Jones	47	Chief Technology Officer	2001

        Executive officers of the Company are elected by and serve at the discretion of the Board. None of the executive officers has any family relationship to any nominee for director or to any other executive officer of the Company. Set forth below is a brief description of the business experience for the previous five years of all non-director executive officers.

        RICHARD G. ELLENBERGER, President, Chief Executive Officer and sole Director of the Company since November 1999; President and Chief Executive Officer of Broadwing Inc. since March 1999; Chairman-Elect of the Board of Broadwing Inc. since January 2002; Chief Operating Officer of Broadwing Inc. from July 1998 to March 1999; President and Chief Executive Officer of Cincinnati Bell Telephone Company from 1997-1998; Chief Executive Officer of XLConnect, 1996-1997; President, Business Services of MCI Telecommunications, 1995-1996; Senior Vice President, Worldwide Sales of MCI Telecommunications, 1994-1995; Senior Vice President, Branch Operations of MCI Telecommunications, 1993-1994; Vice President, Southeast Region of MCI Telecommunications, 1992-1993; Director of the Broadwing Inc. since 1998; member of the Executive Committee of Broadwing Inc.

        KEVIN W. MOONEY, Chief Operating Officer of the Company and Broadwing Inc. since November 2001; Chief Financial Officer of the Company and Broadwing Inc. from November 1999 to November 2001; Executive Vice President and Chief Financial Officer of the Broadwing Inc. from September 1998 to November 2001; Senior Vice President and Chief Financial Officer of Cincinnati Bell Telephone since January 1998; Vice President and Controller of Cincinnati Bell Inc., 1996-1998; Vice President of Financial Planning and Analysis of Cincinnati Bell Inc., 1994-1996; Director of Financial Planning and Analysis of Cincinnati Bell Inc., 1990-1994.

        MARY E. MCCANN, Senior Vice President, Corporate Finance of the Company and Broadwing Inc. since December 2001; Vice President, Controller of Broadwing Inc. from February 1999 to December 2001; Director of Financial Planning of Cincinnati Bell Telephone from April 1998 to February 1999; Manager of Financial Reporting and Analysis of Cincinnati Bell Telephone from

August 1996 to April 1998; Senior Financial Analyst of Cincinnati Bell Telephone from May 1995 to August 1996.

        JEFFREY C. SMITH, Chief Human Resources Officer of the Company and Broadwing Inc. since November 2001; General Counsel and Corporate Secretary of the Company and Broadwing Inc. since February 2001; Chief Legal/Administrative Officer of the Company since November 1999; Senior Vice President of IXC Communications, Inc. from September 1997 until November 1999; Vice President, General Counsel and Secretary of IXC Communications, Inc. from January 1997 until September 1997; Vice President Planning and Development for Times Mirror Training, a subsidiary of Times Mirror, from August 1994 to December 1996. Served in a variety of legal capacities, including five years as General Counsel to the Baltimore Sun newspaper and Associate General Counsel and Assistant Secretary at Times Mirror from 1985 through August 1994. Prior to 1985, employed for seven years in private law practice as a trial and business attorney.

        DAVID A. TORLINE, Chief Information Officer of Broadwing Communications and Broadwing Inc. since November 1999; Vice President, Information Technology of Cincinnati Bell Telephone from January 1995 to November 1999; President, Cincinnati Bell Supply, a subsidiary of Broadwing Inc., from October 1992 to January 1995; Director, Corporate Development of Cincinnati Bell Inc., from October 1989 to October 1992.

        JACK J. CHIDESTER, President, Business Enterprises of the Company since May 2001; President and Chief Operating Officer of General Business at Winstar Communications from 1998 to May 2001; Senior Vice President at PSINet from 1997 to 1998; Executive Vice President of XLConnect from 1996 to 1997; Vice President of MCI Telecommunications from 1980 to 1996.

        MICHAEL R. JONES, Chief Technology Officer of the Company since October 2001; Senior Vice President, Network Engineering and Operations of the Company from February 2000 to October 2001; Vice President, Network Facilities and Construction of the Company from November 1999 to February 2000; Vice President, Network Facilities and Construction of IXC Communications Inc. from July 1997 to November 1999; Vice President, Network Business Development of Diamondback International Inc. from 1996 to July 1997.

ITEM 11. EXECUTIVE COMPENSATION

        The information required by this item will be contained in the Company's Information Statement to be filed with the Commission within 120 days after December 31, 2001, and is incorporated herein by reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

        The information required by this item will be contained in the Company's Information Statement to be filed with the Commission within 120 days after December 31, 2001, and is incorporated herein by reference.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

        The information required by this item will be contained in the Company's Information Statement to be filed with the Commission within 120 days after December 31, 2001, and is incorporated herein by reference.

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

(a) Exhibits

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
3.1	Restated Certificate of Incorporation of Broadwing Communications Inc., as amended.
3.2	Bylaws of Broadwing Communications Inc., as amended (incorporated by reference to Exhibit 3.2 of Form 10-Q for the quarter ended September 30, 1999 and filed on January 7, 2000, file number 1-5367).
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
4.10	Indenture dated as of April 21, 1998, between IXC Communications, Inc. and IBJ Schroder Bank & Trust Company, as Trustee (incorporated by reference to Exhibit 4.3 of the April 22, 1998 8-K).
10.1
Credit Agreement dates as of November 9, 1999, amended and restated as of January 12, 2000, and amended as of March 1, 2002, among Cincinnati Bell Inc. and IXC Communications Services, Inc. as Borrowers, Cincinnati Bell Inc. as Parent Guarantor, the Initial Lenders, Initial Issuing Banks and Swing Line Banks named therein, Bank of America, N.A. as Syndication Agent, Citicorp USA, Inc. as Administrative Agent, Credit Suisse First Boston and The Bank of New York, as Co-Documentation Agents, PNC Bank, N.A., as Agent and Salomon Smith Barney Inc. and Banc of America Securities LLC, as Joint Lead Arrangers (incorporated by reference to Exhibit 10.1 of Cincinnati Bell Inc.'s Form 8-K dated November 9, 1999 and filed with the Commission on November 12, 1999).
10.2	IRU Agreement dated as of November 1995 between WorldCom, Inc. and IXC Carrier, Inc. (incorporated by reference to Exhibit 10.11 of Amendment No. 1 to the S-4).
12.1†	Ratio of Earnings to Fixed Charges.
21.1†	Subsidiaries of Broadwing Communications Inc.

†    Filed herewith.

        Upon request the Company will furnish a copy of the Proxy Statement, portions of which are incorporated by reference, to its security holders, without charge. The Company will furnish any other exhibit at cost.

(b) Reports on Form 8-K.

        No reports on Form 8-K were filed during the quarter ended December 31, 2001.

SIGNATURES

        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

BROADWING COMMUNICATIONS INC.
March 11, 2002	By:	/s/ MARY E. MCCANN Mary E. McCann Senior Vice President, Corporate Finance

        Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated.

Signature	Title	Date

/s/ RICHARD G. ELLENBERGER Richard G. Ellenberger	Principal Executive Officer; President, Chief Executive Officer and Director	March 11, 2002
/s/ MARY E. MCCANN Mary E. McCann	Principal Financial and Accounting Officer; Senior Vice President, Corporate Finance	March 11, 2002