Form 10-Q
period 2002-03-31
BROADWING COMMUNICATIONS INC
filed 2002-05-15
CIK 1009532

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2002

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

All outstanding shares of the Registrant’s common stock are owned by Broadwing Inc.

The number of shares of Preferred Stock outstanding was 395,210 on April 30, 2002.

Form 10-Q Part I	Broadwing Communications Inc.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)

($ in Millions)

(Unaudited)

	Three Months Ended March 31,
	2002	2001
		(as adjusted)
Revenue
Service revenue	$233.1	$265.4
Product revenue	35.9	33.1
Total revenue	269.0	298.5

Costs and expenses
Cost of services (excluding depreciation of $54.8 and $54.5, included below)	141.1	159.7
Cost of products	31.1	21.5
Selling, general and administrative	77.3	86.1
Depreciation	71.7	60.2
Amortization	6.2	27.6
Restructuring and other charges	15.9	—
Total costs and expenses	343.3	355.1

Operating loss	(74.3)	(56.6)

Equity loss in unconsolidated entities	—	3.3
Interest expense	14.9	19.5
Gain on investments, net	—	(15.5)
Other expense (income), net	(0.6)	0.2

Loss before income taxes	(88.6)	(64.1)

Income tax benefit	(31.2)	(16.4)

Net loss	(57.4)	(47.7)

Other comprehensive income (loss), net of tax
Total other comprehensive income (loss)	—	—

Comprehensive income (loss)	$(57.4)	$(47.7)

The accompanying notes are an integral part of the financial statements.

CONDENSED CONSOLIDATED BALANCE SHEETS

($ in Millions, Except Per Share Amounts)

	March 31, 2002	December 31, 2001
		(as adjusted)
Assets
Current Assets
Cash and cash equivalents	$9.8	$11.6
Receivables, less allowances of $21.2 and $22.7, respectively	187.1	175.6
Prepaid expenses and other current assets	14.3	18.2
Total current assets	211.2	205.4

Property, plant and equipment, net	2,134.7	2,182.0
Goodwill	2,011.8	2,007.7
Other intangibles, net	334.5	347.2
Deferred income tax benefits	217.6	233.2
Other noncurrent assets	8.4	2.3
Total Assets	$4,918.2	$4,977.8

Liabilities and Shareowners’ Equity

Current Liabilities
Current portion of long-term debt	$3.2	$3.2
Accounts payable	71.6	115.2
Accrued service cost	49.9	58.2
Accrued taxes	66.1	66.3
Accrued restructuring	53.7	70.4
Current portion of unearned revenue and customer deposits	149.7	150.5
Other current liabilities	37.0	39.3
Total current liabilities	431.2	503.1

Long-term debt, less current portion	1,664.9	1,560.3
Unearned revenue, less current portion	390.0	414.0
Other noncurrent liabilities	57.5	58.0

Total liabilities	2,543.6	2,535.4

12½% Junior Exchangeable Preferred Stock; $0.01 par value; authorized 3,000,000 shares of all classes of preferred stock; 395,210 shares issued and outstanding and aggregate liquidation preference of $401.4 at March 31, 2002 and December 31, 2001	417.1	417.8

Commitments and contingencies	—	—

Shareowner’s Equity
Common stock, $0.01 par value; 100,000,000 shares authorized; 500,000 shares issued and outstanding at March 31, 2002 and December 31, 2001, respectively	—	—
Additional paid-in capital	2,905.8	2,917.4
Accumulated deficit	(948.3)	(892.8)
Accumulated other comprehensive income	—	—
Total shareowner’s equity	1,957.5	2,024.6

Total Liabilities and Shareowners’ Equity	$4,918.2	$4,977.8

The accompanying notes are an integral part of the financial statements.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

($ in Millions)

(Unaudited)

	Three Months Ended March 31,
	2002	2001
		(as adjusted)
Cash Flows from Operating Activities
Net loss	$(57.4)	$(47.7)
Adjustments to reconcile net loss to cash used in operating activities:
Depreciation	71.7	60.2
Amortization	6.2	27.6
Provision for loss on receivables	9.4	29.9
Equity loss in unconsolidated entities	—	3.3
Gain on investments, net	—	(15.5)
Deferred income taxes	—	(22.2)
Other, net	0.2	0.4

Changes in operating assets and liabilities:
Increase in receivables	(21.4)	(73.9)
Decrease in other current assets	3.8	1.5
(Decrease) increase in accounts payable	(44.0)	7.8
Decrease in accrued and other current liabilities	(11.3)	(2.0)
Decrease in unearned revenue	(30.9)	(13.4)
Decrease (increase) in other assets and liabilities, net	4.8	(6.6)
Net cash used in by operating activities	(68.9)	(50.6)

Cash Flows from Investing Activities
Capital expenditures	(26.8)	(155.6)
Proceeds from sale of investments	—	28.9
Net cash used in investing activities	(26.8)	(126.7)

Cash Flows from Financing Activities
Issuance of long-term debt	106.7	177.7
Repayment of long-term debt	(0.5)	(5.1)
Preferred stock dividends paid	(12.3)	(12.4)
Other, net	—	0.5
Net cash provided by financing activities	93.9	160.7
Net decrease in cash and cash equivalents	(1.8)	(16.6)
Cash and cash equivalents at beginning of period	11.6	30.4
Cash and cash equivalents at end of period	$9.8	$13.8

The accompanying notes are an integral part of the financial statements.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATTEMENTS

(Unaudited)

1.             Basis of Presentation and Accounting Policies

Basis of Presentation — Broadwing Communications Inc. (“the Company”) is an Austin, Texas based provider of communications services.  The Company utilizes its advanced optical network consisting of approximately 18,700 route miles to provide broadband transport through private line and indefeasible right of use (“IRU”) agreements, Internet services utilizing ATM and frame relay technology, and long-distance services to both wholesale and retail markets.  The Company also offers data collocation, web hosting, information technology consulting (“IT consulting”), network construction and other services.  The Company is a wholly owned subsidiary of Broadwing Inc. (“Broadwing” or “the Parent Company”).

On January 1, 2002, the web hosting operations of a subsidiary of the Parent Company were transferred to Broadwing Communications.  Accordingly, the historical results of operations, balance sheets and cash flows have been recast to reflect this transfer of operations in all periods presented.

The Condensed Consolidated Financial Statements of the Company have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”) and, in the opinion of management, include all adjustments necessary for a fair presentation of the results of operations, financial position and cash flows for each period presented.

All adjustments are of a normal and recurring nature except for those outlined in Notes 2 and 3 of the Notes to Condensed Consolidated Financial Statements.  Certain prior year amounts have been reclassified to conform to the current classifications with no effect on financial results.  Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to SEC rules and regulations.

The December 31, 2001 Condensed Consolidated Balance Sheet was derived from audited financial statements, but does not include all disclosures required by generally accepted accounting principles.  It is suggested that these Condensed Consolidated Financial Statements be read in conjunction with the notes thereto included in the Company’s 2001 Annual Report on Form 10-K.

Use of Estimates - The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period.  Actual results could differ from those estimates.

Revenue Recognition - Revenue is generally recognized as services are provided.  Broadband transport revenue is generated primarily by providing capacity on the Company’s optical network at rates established under long-term contractual arrangements, such as IRU’s as described below, or on a month-to-month basis.  While customers are billed in advance for month-to-month broadband transport services, revenue is recognized as the services are provided.  Both switched voice and data and internet service revenue are billed monthly in arrears, while the revenue is recognized as the services are provided.  Revenue from product sales is recognized upon performance of contractual obligations such as shipment, delivery, installation or customer acceptance.

Construction revenue and estimated profits are recognized according to the percentage of completion method on a cost incurred to total cost estimated at completion basis.  The method is used as the Company can make reasonably dependable estimates of revenue and costs applicable to various stages of a contract.  As the financial reporting of these contracts depends on estimates that are continually assessed throughout the terms of the contracts, revenue recognized is subject to revision as the contract nears completion.  Revisions in estimates are reflected in the period in which the facts that give rise to the revision become known.  Construction projects are considered substantially complete upon customer acceptance.

IRU sales of fiber or capacity are recorded as unearned revenue at the earlier of the acceptance of the applicable portion of the network by the customer or the receipt of cash.  The buyer of these services typically pays cash upon execution of the contract.  The Company’s policy and practice is to amortize these payments into revenue over the life of the agreement, as services are provided, beginning on the date of customer acceptance.

The Company modified its revenue recognition policies on January 1, 2000 to be in conformity with SEC Staff Accounting Bulletin No. 101, “Revenue Recognition in Financial Statements” (“SAB 101”).  Accordingly, service activation revenue is deferred and recognized over the appropriate service life for the associated service.

Unbilled Receivables - Unbilled receivables arise from switched and data services rendered but not yet billed in addition to network construction revenue that is recognized under the percentage-of-completion method.  Network construction receivables are billable upon achievement of contractual milestones or upon completion of contracts.  As of March 31, 2002 and December 31, 2001, unbilled receivables totaled $72 million and $69 million, respectively.  Unbilled receivables of $45 million at March 31, 2002 include both claims and signed change orders related to a construction contract expected to be collected within one year.  These unbilled amounts arose from customer requested specification and design changes in fiber routes as well as recoverable costs related to weather and permitting delays.  Management believes such amounts are valid and collectible receivables.

Fiber Exchange Agreements - In connection with the development of its optical network, the Company entered into various agreements to exchange fiber usage rights.  The Company accounts for agreements with other carriers to either exchange fiber asset service contracts for capacity or services by recognizing the fair value of the revenue earned and expense incurred.   Exchange agreements accounted for noncash revenue and expense, in equal amounts, of approximately $2.0 million and $3.6 million in the first quarter of 2002 and 2001, respectively.

Income Taxes - The income tax expense (or benefit) consists of an amount for taxes currently payable and an expense (or benefit) for tax consequences deferred to future periods.  The Company prepares the tax provision based upon the modified separate return method under which an income tax benefit is recorded for losses based upon the potential to be realized by the Company, as well as any affiliated members of the federal income tax consolidated group of the Parent Company.  The income-producing members of the consolidated group compensate the Company for losses as they are realized in the consolidated tax return.  To the extent the Company has recorded future tax benefits, in evaluating the amount of valuation allowance, the Company considers prior operating results, future taxable income projections of the Parent Company’s consolidated group, expiration of tax loss carryforwards and ongoing prudent and feasible tax planning strategies.

Recently Issued Accounting Standards - In June 2001, the FASB issued Statement of Financial Accounting Standards No. 143, “Accounting for Asset Retirement Obligations” (“SFAS 143”).  This statement deals with the costs of closing facilities and removing assets.  SFAS 143 requires entities to record the fair value of a legal liability for an asset retirement obligation in the period it is incurred.  This cost is initially capitalized and amortized over the remaining life of the underlying asset.  Once the obligation is ultimately settled, any difference between the final cost and the recorded liability is recognized as a gain or loss on disposition.  SFAS 143 is effective for fiscal years beginning after June 15, 2002.  The Company is currently evaluating the impact, if any, that SFAS 143 will have on its future consolidated financial statements.

In May 2002, the FASB issued Statement of Financial Accounting Standards No. 145, “Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections” (“SFAS 145”).  SFAS 145 rescinds the automatic treatment of gains or losses from extinguishment of debt as extraordinary unless they meet the criteria for extraordinary items as outlined in APB Opinion No. 30, “Reporting the Results of Operations, Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions.”  In addition, SFAS 145 requires sale-leaseback accounting for certain lease modifications that have economic effects that are similar to sale-leaseback transactions and makes various technical corrections to existing pronouncements.  SFAS 145 is effective for fiscal years beginning after May 15, 2002.  The Company is currently evaluating the impact, if any, that SFAS 145 will have on its future consolidated financial statements.

2.             Goodwill and Intangible Assets

On June 29, 2001 the FASB issued Statement of Financial Accounting Standards No. 142, “Goodwill and Other Intangible Assets” (“SFAS 142”).  SFAS 142 requires cessation of the amortization of goodwill and indefinite lived intangible assets and annual impairment testing of those assets.  Intangible assets that have finite useful lives will continue to be amortized.  The Company adopted SFAS 142 on January 1, 2002, as required.  In addition, the Company is required to test its goodwill for impairment as of January 1, 2002.  The goodwill test for impairment consists of a two-step process that begins with an estimation of the fair value of a reporting unit.  The first step is a screen for impairment and the second step measures the amount of impairment, if any.  SFAS 142 requires an entity to complete the first step of the transitional goodwill impairment test within six months of adopting the statement.  As of March 31, 2002, the Company had completed the first step of the goodwill impairment test, which indicated that goodwill was impaired as of January 1, 2002.  The Company is in the process of completing the second step and expects to record an impairment charge of between $1.2 billion and $1.8 billion in the second quarter of 2002.

The following table reconciles the Company’s fiscal 2001 first quarter net income, adjusted to exclude amortization of goodwill and indefinite lived intangible assets pursuant to SFAS 142, from amounts previously reported:

	Three Months Ended March 31,
($ in millions):	2002	2001

Reported net loss	$(57.4)	$(47.7)
Add back: Goodwill amortization	—	18.0
Add back: Assembled workforce amortization, net of tax	—	1.3
Adjusted net loss	$(57.4)	$(28.4)

The following table shows the components of the carrying amount of intangible assets.  Intangible assets subject to amortization expense relate to customer relationships acquired in connection with the Parent Company’s merger with the Company in November 1999:

($ in millions):	March 31, 2002	December 31, 2001
Indefinite-lived intangible assets	$—	$—

Intangible assets subject to amortization:
Gross carrying amount	402.6	426.2
Accumulated amortization	(68.1)	(79.0)
Net carrying amount	$334.5	$347.2

Total other intangible assets	$334.5	$347.2

	Three Months Ended March 31,
	2002	2001

Amortization expense of finite-lived other intangible assets	$6.2	$9.7

The estimated intangible asset amortization expense for each of the fiscal years 2002 through 2006 is $24 million.

The following table presents a rollforward of the activity related to goodwill:

($ in millions):	March 31, 2002	December 31, 2001

Goodwill balance	$2,007.7	$2,007.7

Reclassification of Assembled Workforce	4.1	—

Total	$2,011.8	$2,007.7

3.             Restructuring and Other Charges

November 2001 Restructuring Plan

In November 2001, the Company’s management approved restructuring plans which included initiatives to close eight of the Company’s eleven data centers; reduce the Company’s expense structure; and exit the network construction line of business and other non-strategic operations.  In addition, the web hosting operations of a subsidiary of the Parent Company were transferred into the Company effective January 1, 2002.  Total restructuring and impairment costs of $219.6 million were recorded in 2001 related to these initiatives.  The $219.6 million consisted of restructuring liabilities in the amount of $72.8 million and related non-cash asset impairments in the amount of $146.8 million.  The restructuring charge was comprised of $11.1 million related to involuntary employee separation benefits, $61.4 million related to lease and other contractual terminations and $0.3 million relating to other restructuring charges.

During the first quarter of 2002, the Company recorded additional restructuring charges of $15.9 million resulting from employee separation benefits and costs to terminate contractual obligations, which were actions contemplated in the original plan for which an amount could not be reasonably estimated at that time.  In total, the Company expects this restructuring plan to result in cash outlays of $87.9 million and noncash items of $147.6 million.  The Company expects to complete the plan by December 31, 2002, except for lease obligations, which are expected to continue through December 31, 2004.

The restructuring costs include the cost of involuntary employee separation benefits, including severance, medical and other benefits related to 753 employees across all areas of the Company.  As of March 31, 2002, 655 employee separations had been completed which utilized reserves of $9.7 million, $9.1 million of which was cash.  Total cash expenditures in the first quarter of 2002 amounted to $31.5 million.

The following table illustrates the activity in this reserve since December 31, 2001:

Type of costs ($ in millions):	Balance December 31, 2001	Utilizations	Adjustments	Balance March 31, 2002

Employee separations	$8.1	$(6.7)	$0.5	$1.9
Terminate contractual obligations	60.1	(25.4)	15.3	50.0
Other exit costs	0.3	(0.1)	0.1	0.3
Total	$68.5	$(32.2)	$15.9	$52.2

1999 Restructuring Plan

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

The following table illustrates the activity in this reserve since December 31, 2001:

Type of costs ($ in millions):	Balance December 31, 2001	Utilizations	Adjustments	Balance March 31, 2002

Facility closure costs	$1.3	$(0.3)	$—	$1.0

1999 Predecessor Restructuring Plan

In the third quarter of 1999, the Predecessor Company (IXC Communications, Inc.) recorded a charge of approximately $8.3 million relating to the restructuring of the organization and to exit certain foreign operations.  The plan was developed prior to the merger with the Parent Company, by the previous Chief Executive Officer, after reviewing the Predecessor Company’s operations.  The workforce reduction of 15 employees included management, administrative and foreign sales personnel.  The employees were notified of this program during July and August of 1999.  The remaining severance reserve of $0.5 million is expected to be paid by December 31, 2002.

The following table illustrates the activity in this reserve since December 31, 2001:

Type of costs ($ in millions):	Balance December 31, 2001	Utilizations	Adjustments	Balance March 31, 2002

Third Quarter 1999
Employee separations	$0.6	$(0.1)	$—	$0.5

4.             Debt

Long-term debt and capital lease obligations consist of the following at March 31, 2002 and December 31, 2001 ($ in millions):

	March 31, 2002	December 31, 2001

9% Senior Subordinated Notes	$46.0	$46.0
Bank notes	1,615.9	1,510.8
Capital lease obligations	5.4	5.9
12½% Senior Notes	0.8	0.8
Total debt	$1,668.1	$1,563.5
Less current portion	3.2	3.2
Long-term debt	$1,664.9	$1,560.3

9% Senior Subordinated Notes

In 1998, the Company issued $450 million of 9% senior subordinated notes due 2008 (“the 9% notes”).  The 9% notes are general unsecured obligations and are subordinate in right of payment to all existing and future senior indebtedness of the Company’s subsidiaries.  The 9% notes indenture includes a limitation on the amount of indebtedness that the Company can incur based upon the maintenance of either debt to operating cash flow or debt to capital ratios.  The 9% indenture also provides that if the Company incurs any additional indebtedness secured by liens on its property or assets that are subordinate to or equal in right of payment with the 9% notes, then the Company must secure the outstanding 9% notes equally and ratably with such indebtedness.  As of March 31, 2002, the Company had the ability to incur additional debt.

In January 2000, $404 million of the 9% senior subordinated notes were redeemed through a tender offer due to the change of control terms in the bond indenture.  Accordingly, $46 million of the 9% notes remain outstanding at March 31, 2002.

Bank Notes

The Parent Company’s credit facility, which provides for direct borrowings from the facility by the Company, was obtained in November 1999 for an amount of $1.8 billion from a group of lending institutions.  This credit facility was amended to $2.1 billion in January 2000 and subsequently increased to $2.3 billion in June 2001.  Total availability under this credit facility decreased to $1.93 billion in the first quarter of 2002 following a $335 million prepayment of the outstanding term debt facilities (resulting from the sale of substantially all of the assets of a subsidiary of the Parent Company) and $35 million in scheduled amortization of the credit facility.  As of March 31, 2002, the credit facility consisted of $866 million in revolving credit, maturing in various amounts between 2002 and 2004, and $571 million in term loans from banking institutions and $493 million from non-banking institutions, maturing in various amounts between 2002 and 2007.

In February 2002, the Parent Company’s corporate credit rating was downgraded by Moody’s Investors Service to Ba3 from its previous level of Ba1.  In March 2002, the Parent Company’s corporate credit rating was downgraded by Standard and Poor’s and Fitch Rating Service to BB from its previous level of BB+.  Prior to the downgrades, the Parent Company’s credit facility was secured only by a pledge of the stock certificates of Broadwing Communications.  Upon the downgrades, the Parent Company also became obligated to provide certain guarantees and liens on the assets of both the Parent Company and the Company.  As a result of liens being placed on the Company’s assets, the debt previously shown as “Intercompany payable to Parent Company” in the Condensed Consolidated Balance Sheets has been reclassified and is presented as external credit facility debt of the Company.  Of the Company’s bank note balance of $1,615.9 million and $1,510.8 million as of March 31, 2002 and December 31, 2001, respectively, $1,521.9 million and $1,468.8 million represents intercompany advances payable to the Parent Company, net of amounts due from the Parent Company's other subsidiaries.

Prior to December 2001, the Company relied solely on advances from the Parent Company for funding of its operations and capital program in excess of cash provided by its operating activities.  In December 2001, the Company began borrowing funds directly from the Parent Company’s credit facility.  At March 31, 2002 and December 31, 2001, the Company had drawn $94 million and $42 million directly from the Parent Company’s credit facility.

At March 31, 2002, the Company and the Parent Company had drawn approximately $1.663 billion from the remaining credit facility capacity of $1.93 billion, and had outstanding letters of credit totaling $4 million, leaving $263 million in additional borrowing capacity under this facility.  These borrowings have been used by the Parent Company to refinance its existing debt and debt assumed as part of the merger with the Company in November 1999 and to fund both the Company’s and Parent Company’s capital expenditure program and other working capital needs.  The amount refinanced included approximately $404 million borrowed in order to redeem the outstanding 9% Senior Subordinated Notes assumed during the merger as part of a tender offer.  This tender offer was required under the terms of the bond indenture due to the change in control provision.

The facility’s financial covenants require that the Parent Company maintain certain debt to EBITDA, senior secured debt to EBITDA, debt to capitalization, and interest coverage ratios.  The facility also contains covenants which, among other things, restrict the Parent Company’s ability to incur additional debt or liens; pay dividends; repurchase Parent Company common stock; sell, lease, transfer or dispose of assets; make investments; and merge with another company.  In December 2001, the Parent Company obtained an amendment to its credit facility to substantially exclude charges associated with the November 2001 restructuring plan (described in Note 3 of the Notes to Condensed Consolidated Financial Statements) from the covenant calculations.  In March 2002, the Parent Company obtained an amendment for certain financial calculations and consent to exclude charges related to SFAS 142, increase the ability to incur additional indebtedness and amend certain defined terms.

The interest rates charged on borrowings from this credit facility and borrowings from the Parent Company as of March 31, 2002 ranged from 100 to 275 basis points above the London Interbank Offering Rate (“LIBOR”) and were at 225 to 275 basis points above LIBOR, or 5.58% to 6.08%, respectively based on the Parent Company’s credit rating.  The Parent Company incurs commitment fees in association with this credit facility ranging from 37.5 basis points to 75 basis points, applied to the unused amount of borrowings of the facility.

Capital Lease Obligations

The Company leases facilities and equipment used in its operations, some of which are required to be capitalized in accordance with Statement of Financial Accounting Standard No. 13, “Accounting for Leases” (“SFAS 13”).  SFAS 13 requires the capitalization of leases meeting certain criteria, with the related asset being recorded in property, plant and equipment and an offsetting amount recorded as a liability.  The Company had $5.4 million in total indebtedness relating to capitalized leases as of March 31, 2002, $2.2 million of which is considered long-term.

Other

As of March 31, 2002, the Company had outstanding $0.8 million of 12½% senior notes with an original indebtedness of $285.0 million.  These notes were largely eliminated through a tender offer in 1998.

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

Upon adoption of SFAS 133 on January 1, 2001, offsetting transition adjustments related to the PSINet forward sale and the underlying six million shares of PSINet were reclassified from other comprehensive income to net income.  Accordingly, there was no net cumulative effect adjustment to either net income or other comprehensive income related to these items.  As of March 31, 2002, the Company was not a party to any derivative instruments.

6.             Concentrations of Credit Risk and Major Customers

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

A relatively small number of customers account for a significant amount of the Company’s total revenue.  The Company’s largest customer, who accounted for approximately 12% of revenue in the first quarter of 2002, was in Chapter 11 bankruptcy proceedings as of March 31, 2002.  Non-IRU revenue from this customer approximated 2% of consolidated revenue.  The remaining revenue from this customer, approximating 10% of revenue, was generated by the amortization of IRU agreements for which consideration had been previously received.

7.             Commitments and Contingencies

In the normal course of business, the Company is subject to various regulatory proceedings, lawsuits, claims and other matters.  Such matters are subject to many uncertainties and outcomes are not predictable with assurance.  The Company believes that the resolution of such matters for amounts in excess of those reflected in the consolidated financial statements would not likely have a materially adverse effect on the Company’s financial condition.

In 2001 and 2000, the Company entered into agreements with two vendors to provide bundled internet access to the Company’s customers based on a monthly maintenance fee.  In March 2002, the Company terminated its contract with one of the vendors, which was an action contemplated in the original November 2001 restructuring plan for which an amount could not be reasonably estimated at that time.  This contract termination reduced the Company's future commitments by approximately $60 million.  As of March 31, 2002, the Company had committed to purchase approximately $15 million of bundled internet access over thirty-two months from the remaining vendor.  These services were previously purchased from other vendors on a usage basis.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS

ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Information included in this Quarterly Report on Form 10-Q contains certain forward-looking statements that involve potential risks and uncertainties.  The Company’s future results could differ materially from those discussed herein.  Factors that could cause or contribute to such differences include, but are not limited to, those discussed herein, and those discussed in the Form 10-K for the year ended December 31, 2001.  Readers are cautioned not to place undue reliance on these forward-looking statements that speak only as of the date thereof.

Results of Operations

A tabular presentation of the Company’s financial results for the three months ended March 31, 2002 and 2001 that are referred to in this discussion can be found in the Condensed Consolidated Statements of Operations and Comprehensive Income (Loss) on page 1 of this Report on Form 10-Q.  Results for interim periods may not be indicative of the results for the full years.

On January 1, 2002, the web hosting operations of a subsidiary of the Parent Company were transferred to Broadwing Communications. Accordingly, the historical results of operations, balance sheets and cash flows have been recast to reflect the transfer of operations in all periods presented.

The table below presents revenue for groups of similar products and services ($ in millions):

Three months ended	March 31, 2002	March 31, 2001	$ Change	% Change

Broadband transport	$108.4	$111.7	$(3.3)	(3)%
Switched voice services	85.8	103.9	(18.1)	(17)%
Data and Internet	32.0	28.9	3.1	11%
IT consulting	42.3	32.1	10.2	32%
Network construction and other services	0.5	21.9	(21.4)	(98)%
Total revenue	$269.0	$298.5	$(29.5)	(10)%

Revenue decreased $30 million, or 10%, to $269 million in the first quarter of 2002 compared to the same period in 2001.  Nearly all of the decrease was attributable to a decline in network construction as the remaining project nears completion and the continued decline of switched voice services as rates and volume fell due to intense competition.  These decreases were partially offset by an increase in IT consulting revenue.  The Company decided to exit the network construction business as part of the November 2001 restructuring plan.  Although year-over-year revenue declined 10%, revenue in the first quarter of 2002 declined only 1% compared to the fourth quarter of 2001 as a decrease in construction revenue was substantially offset by increases in data and Internet and IT consulting revenue.

In comparison to the first quarter of 2001, broadband transport revenue decreased $3 million, or 3%, to $108 million.  The decrease is the net effect of lower dedicated optical circuit revenue as demand from emerging carriers decreased, offset by an increase in revenue from IRU amortization related to renegotiation of IRU contracts with the Company’s largest customer who has filed for Chapter 11 bankruptcy protection.  In order for these contracts to survive the customer’s bankruptcy, the contracts were adjusted to reduce the services provided, update the operations and maintenance fees to a current market rate and shorten the lives of the agreements.

Switched voice services revenue decreased 17% compared to the first quarter of 2001, from $104 million to $86 million.  This was the result of declining rates and volume due to intense competition.  At the same time, the Company made an effort to minimize sales to less creditworthy customers in the wake of increasing bankruptcies in the wholesale segment of this market.

Data and Internet revenue increased $3 million, or 11%, compared to the first quarter of 2001 as revenue continued to increase on the strength of demand for dedicated IP and ATM/frame relay services.  These increases were partially offset by an anticipated decrease in data collocation revenue, as the Company closed eight of its eleven data centers as part of its November 2001 restructuring plan.  As of January 1, 2002, the web hosting operations of a subsidiary of the Parent Company were merged into Broadwing Communications and are now presented in the data and Internet line of business in the current and prior periods.

IT consulting revenue grew $10 million, or 32%, during the first quarter of 2002 compared to the first quarter of 2001.  Revenue from services and hardware sales comprised 20% and 80% of IT consulting revenue, respectively, in both periods presented.

Network construction and other services revenue decreased $21 million, or 98%, compared to the first quarter of 2001 as a result of a large, joint-use construction project nearing completion.  As further discussed in the Company’s 2001 Form 10-K, the Company’s November 2001 restructuring plan included plans to exit the network construction business upon completion of that large project.  Accordingly, the Company will report the network construction business as a discontinued operation once its obligations are substantially complete, thereby reducing network construction and other services revenue in future reporting periods.

Costs and Expenses

Cost of services primarily reflects access charges paid to local exchange carriers and other providers, transmission lease payments to other carriers, costs incurred for network construction projects and personnel costs for IT consulting.  In the first quarter of 2002, cost of services amounted to $141 million, a 12% decrease over the $160 million incurred during the first quarter of 2001.  These decreases were driven primarily by lower broadband transport, switched voice services and network construction revenue and include cost reductions realized as part of the November 2001 restructuring plan.

Cost of products is primarily comprised of hardware costs for IT consulting.  These expenses, which increased nearly 45%, from $22 million in the first quarter of 2001 to $31 million in the first quarter of 2002, were primarily attributable to hardware revenue growth.

SG&A expenses decreased 10% to $77 million in the first quarter of 2002 from $86 million a year earlier.  The decrease was due primarily to lower employee costs, as headcount was approximately 1,000 less than the same quarter in 2001.

Depreciation expense increased by 19%, or $12 million, to $72 million in the first quarter of 2002 compared to the first quarter of 2001.  The increase was primarily driven by the completion of the build out of the Company’s national optical network.  Amortization expense of $6 million in the first quarter of 2002 relates to intangible assets acquired in connection with the Parent Company’s merger with the Company in November 1999.  Amortization expense decreased by $21 million compared to the first quarter of 2001, as the Company ceased amortizing goodwill upon the adoption of Statement of Financial Accounting Standards No. 142, “Goodwill and Other Intangible Assets” (“SFAS 142”) on January 1, 2002.  A pro forma presentation of amortization expense is provided in Note 2 of the Notes to Condensed Consolidated Financial Statements.

In November 2001, the Company adopted a restructuring plan that included initiatives to consolidate data centers, reduce the expense structure, exit the network construction business and eliminate other nonstrategic operations.  Restructuring and impairment costs of $220 million were recorded in the fourth quarter of 2001 related to these initiatives.  An additional $16 million in restructuring costs was incurred in the first quarter of 2002 relating to costs for employee termination benefits and termination of a contractual commitment with a vendor, which were actions contemplated in the original plan for which an amount could not be reasonably estimated at that time.  Total restructuring and impairment costs of $236 million incurred as of March 31, 2002 consisted of restructuring liabilities in the amount of $89 million and related noncash asset impairments in the amount of $147 million.  The Company expects total cash expenditures related to the plan to be $88 million.  Through March 31, 2002, the Company had utilized $37 million of the $89 million reserve, of which approximately $36 million was cash expended.  The Company expects to realize approximately $85 million in annual capital expenditure and expense savings from this restructuring plan relative to expenses incurred in 2001.  The Company expects to complete the plan by December 31, 2002, except for lease obligations, which are expected to continue through December 31, 2004.  A detailed presentation of restructuring and other charges is presented in Note 3 of the Notes to Condensed Consolidated Financial Statements.

Operating loss increased by $18 million in the first quarter of 2002 compared to the first quarter of 2001 as a result of the decrease in network construction and switched voice revenue, an increase in depreciation and additional restructuring charges related to the November 2001 restructuring plan.  These decreases in revenue were only partially offset by cost reductions implemented as part of the November 2001 restructuring plan and a decrease in amortization expense related to SFAS 142.

The Company recorded a $3 million equity-share loss on its Applied Theory investment in the first quarter of 2001 and no gain or loss in the first quarter of 2002.  The Company discontinued use of equity method accounting during the second quarter of 2001 because its ownership percentage in Applied Theory had dropped below 20% and it no longer held a seat on Applied Theory’s board of directors.  As a result, the Company no longer had significant influence over the operations of Applied Theory.

Interest expense of $15 million in the first quarter of 2002 decreased $5 million, or 24%, compared to 2001.  The decrease was the result of higher average debt levels offset by significantly lower interest rates.  A detailed discussion of interest expense and indebtedness is presented in Note 4 of the Notes to Condensed Consolidated Financial Statements.

The gain on investments decreased to zero in the first quarter of 2002 from $16 million in the first quarter of 2001.  The decrease is due to nonrecurring, realized gains in 2001 of $17 million on the sale of PSINet stock offset by realized losses on the sale of a portion of the Company’s investment in Applied Theory.

The income tax benefit of $31 million in the first quarter of 2002 increased 90% from the benefit of $16 million in the same period of 2001.  The effective tax rate of 35% in the first quarter of 2002 was 9 points higher than the 26% effective tax rate in the first quarter of 2001 due to a decrease in nondeductible goodwill amortization upon the adoption of SFAS 142.

The Company reported a net loss of $57 million in the first quarter of 2002 compared to a loss of $48 million in the same period of 2001.

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

Financial Condition

Capital Investment, Resources and Liquidity

As the Company’s businesses mature and with the initial network investment completed, the Company will focus its lowered capital spending requirements toward success-based initiatives which occur primarily as customers are added to the Company’s network.  The Company intends to drive revenue and margin expansion by increasing the utilization of its completed network.  However, the Company expects that capital expenditures will exceed positive cash flow generated by its operations and therefore drive the need for additional borrowings during 2002 and going forward.

Since the merger between the Company and a subsidiary of the Parent Company in November 1999, the Company has relied on a $2.3 billion credit facility with a group of lending institutions, secured by the Parent Company and which provides for direct borrowings from the facility by the Company, in order to support the Company’s cash deficit.  Total availability under this credit facility decreased to $1.93 billion in the first quarter of 2002 following a $335 million prepayment of the outstanding term debt facilities (resulting from the sale of substantially all of the assets of a subsidiary of the Parent Company) and $35 million in scheduled amortization of the credit facility.  This credit facility now consists of $866 million in revolving credit, maturing in various amounts between 2002 and 2004, and $571 million in term loans from banking institutions and $493 million from non-banking institutions, maturing in various amounts between 2002 and 2007.

Total availability under the credit facility will decrease throughout the remaining nine months of 2002 to approximately $1.825 billion due to approximately $4 million of scheduled amortization of the term debt facilities and $101 million of scheduled amortization of the revolving credit facility.  The Company believes that its borrowing availability under the credit facility will be sufficient to provide for its financing requirements in excess of amounts generated by operations for the foreseeable future.

At March 31, 2002, the Company and the Parent Company had drawn approximately $1.663 billion from the remaining credit facility capacity of $1.93 billion, and had outstanding letters of credit totaling $4 million, leaving $263 million in additional borrowing capacity under the credit facility.  These borrowings have been used by the Parent Company to refinance its existing debt and debt assumed as part of the merger with the Company in November 1999 and to fund both the Company’s and Parent Company’s capital expenditure program and other working capital needs.  The amount refinanced included approximately $404 million borrowed in order to redeem the outstanding 9% Senior Subordinated Notes assumed during the merger as part of a tender offer.  This tender offer was required under the terms of the bond indenture due to the change in control provision.

In February 2002, the Parent Company’s corporate credit rating was downgraded by Moody’s Investor Service to Ba3 from its previous level of Ba1.  In March 2002, the Parent Company’s corporate credit rating was downgraded by Standard and Poor’s and Fitch Rating Service to BB from its previous level of BB+.  These downgrades will result in additional cash interest expense of 50 basis points on up to $1.437 billion of the Parent Company’s credit facility.  Prior to the downgrades, the credit facility was secured only by a pledge of the stock certificates of the Company.  As a result of the downgrades, the Parent Company also became obligated to provide certain guarantees and liens on the assets of both the Parent Company and the Company.  As a result of liens being placed on the Company’s assets, the debt previously shown as “Intercompany payable to Parent Company” in the Condensed Consolidated Financial Statements has been reclassified and is presented as external credit facility debt of the Company.

Prior to December 2001, the Company relied solely on advances from the Parent Company for funding of its operations in excess of cash provided by its own operations.  In December 2001, the Company began borrowing funds directly from the Parent Company’s credit facility.  Of the $1.663 billion, which had been borrowed under the credit facility by the Parent Company as of March 31, 2002, $94 million had been borrowed directly by the Company. In addition, $1,521.9 million accounted for as an advance from the Parent Company had been reclassified from “Intercompany payable to Parent Company” to external credit facility debt of the Company.

The Parent Company is also subject to financial covenants in association with the credit facility.  These financial covenants require that the Parent Company maintain certain debt to EBITDA, debt to capitalization, senior secured debt to EBITDA and interest coverage ratios.  This facility also contains certain covenants which, among other things, restrict the Parent Company’s ability to incur additional debt or liens; pay dividends; repurchase Parent Company common stock; sell, transfer, lease, or dispose of assets; make investments or merge with another company.  In December 2001, the Parent Company obtained an amendment to its credit facility to substantially exclude the charges associated with the November 2001 restructuring plan from the covenant calculations.  In March 2002, the Parent Company obtained an additional amendment for certain financial calculations and consent to exclude charges related to SFAS 142, increase its ability to incur additional indebtedness and amend certain defined terms.

In May 2002, the Parent Company obtained an amendment to its credit facility to exclude certain subsidiaries of the Parent Company from the obligation to secure the credit facility with subsidiary guarantees and asset liens, extend the time to provide required collateral and obtain the ability to issue senior unsecured indebtedness and equity under specified terms and conditions.  The amendment also placed additional restrictions on the Parent Company under the convenents related to indebtedness and investments and further increased the interest rates on the total credit facility by 50 basis points.

The Parent Company is in compliance with all covenants set forth in its credit facility and other indentures.  Please refer to Note 4 of the Notes to Condensed Consolidated Financial Statements contained in this report for a complete discussion of debt and the related covenants

The interest rates to be charged on borrowings from the credit facility can range from 150 to 350 basis points above the London Interbank Offering Rate (“LIBOR”), and are currently between 275 and 325 basis points above LIBOR as a result of the Parent Company’s credit rating.  The Parent Company incurs commitment fees in association with this credit facility that range from 37.5 basis points to 75 basis points, applied to the unused amount of borrowings of the facility.

The Parent Company and the Company do not have any downgrade triggers that would accelerate the maturity dates of their debt.  However, further downgrades in the Parent Company’s credit rating could adversely impact the cost of current and future debt facilities as well as the Parent Company’s ability to execute future financings.  Based on the balance of the Company’s outstanding long-term debt as of March 31, 2002, a 1% increase in the Company’s average borrowing rates would result in a maximum of $16 million in incremental interest expense.  In addition, if the Parent Company’s credit rating is below Baa3 or BBB- as rated by Moody’s or Standard & Poor’s, respectively, in 2002 and future periods, the Parent Company is obligated by its credit facility covenants to use 50% of any annual excess cash flows, as defined in its credit facility agreement, to reduce its outstanding borrowings.  If the Parent Company is unable to meet the covenants of its various debt agreements, the payment of the underlying debt could be accelerated.  Additionally, the Parent Company is currently obligated by its credit facility to use the net cash proceeds received from certain asset sales or issuances of debt or equity by the Parent Company or the Company to reduce its outstanding borrowings.

Balance Sheet

The following comparisons are relative to December 31, 2001.

The change in cash and cash equivalents is explained in the cash flow discussion below.  The increase in accounts receivable of $12 million was primarily the result of days sales outstanding increasing by 10%.  The decrease of $47 million in net property, plant and equipment was due to the depreciation of assets exceeding capital expenditures.  The decrease of $16 million in deferred income tax benefits was due to affiliated members of the Parent Company’s federal income tax consolidated group purchasing a portion of the Company’s tax loss carryforwards, partially offset by the Company’s current income tax benefit.

Accounts payable decreased $44 million, or 38%, primarily due to sequential decreases in capital spending as construction of the optical network was completed.  The decrease in noncurrent unearned revenue of $24 million was due to scheduled amortization of outstanding IRU agreements, partially offset by consideration received for an additional contract entered into during the quarter.  The buyer of IRU services typically pays cash upon execution of the contract.  The Company’s policy and practice is to amortize these amounts into revenue over the life of the contract.

The increase in long-term debt of $105 million was primarily due to additional borrowings to fund the Company’s capital expenditures and working capital needs and is further explained in the preceding discussion of capital investment, resources and liquidity and in the cash flow discussion below.  Please refer to Note 4 of the Notes to Condensed Consolidated Financial Statements for a detailed discussion of indebtedness.

Cash Flow

Cash used in operating activities totaled $69 million in the first quarter of 2002 compared to $51 million in 2001, as the Company incurred a larger net loss, used more working capital to reduce accounts payable and paid expenses related to the November 2001 restructuring plan.

The Company’s investing activities for the first three months of 2002 consisted of capital expenditures of approximately $27 million, 83% lower that the $156 million spent in the first three months of 2001.  Capital expenditures to maintain and strategically expand the national optical network are expected to be approximately $130 million in 2002 versus $461 million in 2001.  The reduction in capital expenditures is the result of the completion of the optical overbuild of the national network.

Cash provided by financing activities decreased $67 million, as the Company relied less on external financing to fund its operations and reduced capital program.

As of March 31, 2002, the Company held approximately $10 million in cash and cash equivalents.  In addition to cash on hand, the primary sources of cash will be cash generated by operations, borrowings from the Parent Company and borrowings from the Parent Company’s credit facility.  The primary uses of cash will be for funding the maintenance and strategic expansion of the network and working capital.  Quarterly dividend payments on the 12½% Preferred Stock and semi-annual interest payments on the remaining 9% subordinated notes and 12½% senior notes, totaling approximately $54 million per year, will also be required.

EBITDA

EBITDA represents net income (loss) from continuing operations before interest, income tax expense (benefit), depreciation, amortization, merger and other infrequent costs, restructuring and other charges (credits), minority interest expense (income), equity loss in unconsolidated entities, loss (gain) on investments, other expense (income), extraordinary items and the effect of changes in accounting principles.  EBITDA does not represent cash flow for the periods presented and should not be considered as an alternative to net income (loss) as an indicator of the Company’s operating performance or as an alternative to cash flows as a source of liquidity, and may not be comparable with EBITDA as defined by other companies.  The Company has presented certain information regarding EBITDA because the Company believes that EBITDA is generally accepted as providing useful information regarding a company’s ability to service and incur debt.  In addition, the Parent Company uses EBITDA as a key measurement of operating performance of its subsidiaries.

EBITDA decreased in the first quarter of 2002 by $12 million, or 38%, to $20 million compared to the first quarter of 2001.  This reduction was the result of decreasing revenue that was only partially offset by a decrease in expenses.  EBITDA margin decreased four points to 7% in the first quarter of 2002 compared to the first quarter of 2001.  However, compared to the fourth quarter of 2001, EBITDA increased $11 million, or 135%, in the first quarter of 2002, as cost reductions from the November 2001 restructuring plan were realized.

Commitments and Contingencies

In the normal course of business, the Company is subject to various regulatory proceedings, lawsuits, claims and other matters.  Such matters are subject to many uncertainties and outcomes are not predictable with assurance.  The Company believes that the resolution of such matters for amounts in excess of those reflected in the consolidated financial statements would not likely have a materially adverse effect on the Company’s financial condition.

In 2001 and 2000, the Company entered into agreements with two vendors to provide bundled internet access to the Company’s customers based on a monthly maintenance fee.  In March 2002, the Company terminated its contract with one of the vendors, which was an action contemplated in the original November 2001 restructuring plan for which an amount could not be reasonably estimated at that time.  This contract termination reduced the Company's future commitments by approximately $60 million.  As of March 31, 2002, the Company had committed to purchase approximately $15 million of bundled internet access over thirty-two months from the remaining vendor.  These services were previously purchased from other vendors on a usage basis.

ITEM 3.  QUALITATIVE AND QUANTITIVE DISCLOSURES ABOUT MARKET RISK

Substantially all of the Company’s revenue is derived from domestic operations, so risk related to foreign currency exchange rates is considered minimal.

In December 2001, the Company began borrowing funds directly from the Parent Company’s credit facility.  As such, the Company is exposed to the impact of interest rate fluctuations.  To manage its exposure to interest rate fluctuations, the Parent Company uses a combination of variable rate short-term and fixed rate long-term financial instruments.  The Parent Company employs derivative financial instruments to manage the Company’s exposure to fluctuations in interest rates.  The Company and the Parent Company do not hold or issue derivative financial instruments for trading purposes or enter into interest rate transactions for speculative purposes.  For a more detailed discussion of the Company’s use of financial instruments, see Note 5 of the Notes to Condensed Consolidated Financial Statements.

PART II.  OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

The information required by this Item is included in Note 7 of the Notes to Condensed Consolidated Financial Statements on page 14 of this quarterly report.

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

Exhibits identified in parenthesis below, on file with the Securities and Exchange Commission are incorporated herein by reference as exhibits hereto:

(a)           Exhibits.

Exhibit Number

DESCRIPTION

2.1

Agreement and Plan of Merger dated as of July 20, 1999, among Cincinnati Bell Inc., IXC Communications, Inc. and Ivory Merger Inc. (incorporated by reference to Exhibit 2.1 of Cincinnati Bell Inc.’s Form 8-K dated July 22, 1999 and filed with the SEC on July 23, 1999).

2.2

Amendment No. 1 dated as of October 13, 1999, among Cincinnati Bell Inc., IXC Communications, Inc. and Ivory Merger Inc. (incorporated by reference to Exhibit 2.1 of Form 8-K dated October 14, 1999 and filed with the SEC on October 14, 1999).

3.1	Restated Certificate of Incorporation of Broadwing Communications Inc., as amended.

3.2	Bylaws of Broadwing Communications Inc., as amended (incorporated by reference to Exhibit 3.2 of Form 10-Q for the quarter ended September 30, 1999 and filed on January 7, 2000, file number 1-5367).

4.1

Indenture dated as of October 5, 1995, by and among IXC Communications, Inc., on its behalf and as successor-in-interest to I-Link Holdings, Inc. and IXC Carrier Group, Inc., each of IXC Carrier, Inc., on its behalf and as successor–in–interest to I-Link, Inc., CTI Investments, Inc., Texas Microwave Inc. and WTM Microwave Inc., Atlantic States Microwave Transmission Company, Central States Microwave Transmission Company, Telecom Engineering, Inc., on its behalf and as successor-in-interest to SWTT Company and Microwave Network, Inc., Tower Communication Systems Corp., West Texas Microwave Company, Western States Microwave Transmission Company, Rio Grande Transmission, Inc., IXC Long Distance, Inc., Link Net International, Inc. (collectively, the “Guarantors”), and IBJ Schroder Bank & Trust Company, as Trustee (the “Trustee”), with respect to the 12 ½% Series A and Series B Senior Notes due 2005 (incorporated by reference to Exhibit 4.1 of IXC Communications, Inc.’s and each of the Guarantor’s Registration Statement on Form S-4 filed with the SEC on April 1, 1996 (File No. 333-2936) (the “S-4”)).

4.2	Form of 12½% Series A Senior Notes due 2005 (incorporated by reference to Exhibit 4.6 of the S.4)

4.3

Form of 12½% Series B Senior Notes due 2005 and Subsidiary Guarantee (incorporated by reference to Exhibit 4.8 of IXC Communications, Inc.’s Amendment No. 1 to Registration Statement on Form S-1 filed with the SEC on June 13, 1996 (File No. 333-4061) (the “S-1 Amendment”).

4.4

Amendment No. 1 to Indenture and Subsidiary Guarantee dated as of June 4, 1996, by and among IXC Communications, Inc., the Guarantors and the Trustee (incorporated by reference to Exhibit 4.11 of the S-1 Amendment).

4.5

Indenture dated as of August 15, 1997, between IXC Communications, Inc. and The Bank of New York (incorporated by reference to Exhibit 4.2 of IXC Communications, Inc.’s Current Report on Form 8-K dated August 20, 1997, and filed with the SEC on August 28, 1997 (the “8-K”).

4.6

First Supplemental Indenture dated as of October 23, 1997, among IXC Communications,  Inc., the Guarantors, IXC International, Inc. and IBJ Shroder Bank & Trust Company (incorporated by reference to Exhibit 4.13 of IXC Communications, Inc.’s Annual Report on Form 10-K for the year ended December 31, 1997, and filed with the SEC on March 16, 1998 (the “1997 10-K”).

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

4.9

Fourth Supplemental Indenture dated as of April 3, 1998, among IXC Communications, Inc., the Guarantors, IXC Internet Services, Inc., IXC International, Inc., and IBJ Schroder Bank & Trust Company (incorporated by reference to Exhibit 4.15 of IXC Communications, Inc.’s Registration Statement on Form S-3 filed with the SEC on May 12, 1998 (File No. 333-52433).

4.10	Indenture dated as of April 21, 1998, between IXC Communications, Inc. and IBJ Schroder Bank & Trust Company, as Trustee (incorporated by reference to Exhibit 4.3 of the April 22, 1998 8-K).

10.1

Amended and restated Credit Agreement dated as of November 9, 1999, amended and restated as of January 12, 2000 (“Credit Agreement”), among Cincinnati Bell and IXCS as the Borrowers, Cincinnati Bell as Parent Guarantor, the Initial Lenders, Initial Issuing Banks and Swing Line Banks named herein, Bank of America, N.A., as Syndication Agent, Citicorp USA, Inc., as Administrative Agent, Credit Suisse First Boston and The Bank of New York, as Co-Documentation Agents, PNC Bank, N.A., as Agent and Salomon Smith Barney Inc. and Banc of America Securities LLC, as Joint Lead Arrangers.  (Amended and restated Credit Agreement filed as Exhibit (10)(i)(1) to Broadwing Inc. Form 10-Q, for the quarter ended March 31, 2000, File No. 1-8519).

10.1.1	Letter Amendment and Waiver No. 1 dated as of May 17, 2000 to the Credit Agreement. (Filed as Exhibit (10)(i)(1.1) to Broadwing Inc. Form 10-Q, for the quarter ended March 31, 2002, File No. 1-8519).

10.1.2	Letter Amendment No. 2 dated as of November 3, 2000 to the Credit Agreement. (Filed as Exhibit (10)(i)(1.2) to Broadwing Inc. Form 10-Q, for the quarter ended March 31, 2002, File No. 1-8519).

10.1.3	Letter Amendment and Waiver No. 3 dated as of June 12, 2001 to the Credit Agreement. (Filed as Exhibit (10)(i)(1.3) to Broadwing Inc. Form 10-Q, for the quarter ended March 31, 2002, File No. 1-8519).

10.1.4	Amendment No. 4 dated as of June 27, 2001 to the Credit Agreement. (Filed as Exhibit (10)(i)(1.4) to Broadwing Inc. Form 10-Q, for the quarter ended March 31, 2002, File No. 1-8519).

10.1.5	Amendment No. 5 dated as of December 13, 2001 to the Credit Agreement. (Filed as Exhibit (10)(i)(1.5) to Broadwing Inc. Form 10-Q, for the quarter ended March 31, 2002, File No. 1-8519).

10.1.6	Amendment No. 6 dated as of March 1, 2002 to the Credit Agreement. (Filed as Exhibit (10)(i)(1.6) to Broadwing Inc. Form 10-Q, for the quarter ended March 31, 2002, File No. 1-8519).

10.1.7	Amendment No. 7 dated as of March 15, 2002 to the Credit Agreement. (Filed as Exhibit (10)(i)(1.7) to Broadwing Inc. Form 10-Q, for the quarter ended March 31, 2002, File No. 1-8519).

10.1.8	Amendment No. 8 dated as of April 8, 2002 to the Credit Agreement. (Filed as Exhibit (10)(i)(1.8) to Broadwing Inc. Form 10-Q, for the quarter ended March 31, 2002, File No. 1-8519).

10.1.9	Amendment No 9 dated as of May 1, 2002 to the Credit Agreement. (Filed as Exhibit (10)(i)(1.9) to Broadwing Inc. Form 10-Q, for the quarter ended March 31, 2002, File No. 1-8519).

10.2	IRU Agreement dated as of November 1995 between WorldCom, Inc. and IXC Carrier, Inc. (incorporated by reference to Exhibit 10.11 of Amendment No. 1 to the S-4).

The Company will furnish any exhibit at cost.

(b)           Reports on Form 8-K.

None.

SIGNATURE

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

BROADWING COMMUNICATIONS INC.

May 15, 2002	By:	/s/ Mary E. McCann
Mary E. McCann
Senior Vice President, Corporate Finance