Form 10-Q
period 2002-06-30
BROADWING COMMUNICATIONS INC
filed 2002-08-13
CIK 1009532

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2002

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

The number of shares of Preferred Stock outstanding was 395,210 on July 31, 2002.

TABLE OF CONTENTS

PART I.  Financial Information

Description

Item 1.	Financial Statements

Condensed Consolidated Statements of Operations and Comprehensive Income (Loss) (Unaudited) Three Months and Six Months Ended June 30, 2002 and 2001

Condensed Consolidated Balance Sheets June 30, 2002 (Unaudited) and December 31, 2001

Condensed Consolidated Statements of Cash Flows (Unaudited) Six Months Ended June 30, 2002 and 2001

Notes to Condensed Consolidated Financial Statements

Item 2.	Management’s Discussion and Analysis of Financial Condition And Results of Operations

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

PART II. Other Information

Description

Item 1.	Legal Proceedings

Item 2.	Changes in Securities and Use of Proceeds

Item 3.	Defaults Upon Senior Securities

Item 4.	Submission of Matters to a Vote of Security Holders

Item 5.	Other Information

Item 6.	Exhibits and Reports on Form 8-K

Signature

Form 10-Q Part I	Broadwing Communications Inc.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)

($ in Millions)

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2002	2001	2002	2001
		(as adjusted)		(as adjusted)
Revenue
Service revenue	$249.6	$279.8	$480.3	$545.2
Product revenue	28.5	40.8	66.8	73.9
Total revenue	278.1	320.6	547.1	619.1

Costs and expenses
Cost of services (excluding depreciation of $60.8, $56.9, $115.7 and $111.4, included below)	152.1	165.0	291.5	324.6
Cost of products	25.0	30.2	57.9	51.8
Selling, general and administrative	77.3	89.9	154.6	176.0
Depreciation	71.8	64.3	143.4	124.5
Amortization	6.2	28.0	12.4	55.6
Restructuring and other charges	—	—	15.9	—
Total costs and expenses	332.4	377.4	675.7	732.5

Operating loss	(54.3)	(56.8)	(128.6)	(113.4)

Equity loss in unconsolidated entities	—	0.7	—	4.0
Interest expense	17.6	15.7	32.5	35.3
Loss (gain) on investments, net	0.2	3.1	0.2	(12.3)
Other expense (income), net	0.1	(0.4)	(0.5)	(0.4)

Loss from continuing operations before income taxes	(72.2)	(75.9)	(160.8)	(140.0)

Income tax benefit	(25.3)	(20.1)	(56.5)	(36.5)

Net loss from continuing operations	(46.9)	(55.8)	(104.3)	(103.5)

Cumulative effect of change in accounting principle, net of taxes of $3.1	—	—	(2,008.7)	—

Net loss	(46.9)	(55.8)	(2,113.0)	(103.5)

Other comprehensive income (loss), net of tax
Total other comprehensive income (loss)	—	—	—	—

Comprehensive income (loss)	$(46.9)	$(55.8)	$(2,113.0)	$(103.5)

The accompanying notes are an integral part of the financial statements.

CONDENSED CONSOLIDATED BALANCE SHEETS

($ in Millions, Except Per Share Amounts)

	(Unaudited) June 30, 2002	December 31, 2001
		(as adjusted)
Assets
Current Assets
Cash and cash equivalents	$6.8	$11.6
Receivables, less allowances of $25.4 and $22.7, respectively	179.3	175.6
Prepaid expenses and other current assets	23.3	18.2
Total current assets	209.4	205.4

Property, plant and equipment, net	2,079.5	2,182.0
Goodwill	—	2,007.7
Other intangibles, net	328.7	347.2
Deferred income tax benefits	148.9	233.2
Other noncurrent assets	8.9	2.3
Total Assets	$2,775.4	$4,977.8

Liabilities and Shareowners’ Equity (Deficit)
Current Liabilities
Current portion of long-term debt	$2.7	$3.2
Accounts payable	79.0	115.2
Accrued service cost	33.1	58.2
Accrued taxes	70.5	66.3
Accrued restructuring	41.7	70.4
Current portion of unearned revenue and customer deposits	136.3	150.5
Other current liabilities	38.5	39.3
Total current liabilities	401.8	503.1

Long-term debt, less current portion	1,660.5	1,560.3
Unearned revenue, less current portion	349.4	414.0
Other noncurrent liabilities	57.0	58.0

Total liabilities	2,468.7	2,535.4

12½% Junior Exchangeable Preferred Stock; $0.01 par value; authorized - 3,000,000 shares of all classes of preferred stock; 395,210 shares issued and outstanding and aggregate liquidation preference of $401.4 at June 30, 2002 and December 31, 2001	416.3	417.8

Commitments and contingencies	—	—

Shareowner’s Equity (Deficit)
Common stock, $0.01 par value; 100,000,000 shares authorized; 500,000 shares issued and outstanding at June 30, 2002 and December 31, 2001, respectively	—	—
Additional paid-in capital	2,894.3	2,917.4
Accumulated deficit	(3,003.9)	(892.8)
Accumulated other comprehensive income	—	—
Total shareowner’s equity (deficit)	(109.6)	2,024.6

Total Liabilities and Shareowners’ Equity (Deficit)	$2,775.4	$4,977.8

The accompanying notes are an integral part of the financial statements.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

($ in Millions)

(Unaudited)

	Six Months Ended June 30,
	2002	2001
		(as adjusted)
Cash Flows from Operating Activities
Net loss	$(2,113.0)	$(103.5)
Adjustments to reconcile net loss to cash used in operating activities:
Cumulative effect of change in accounting principle, net of taxes	2,008.7	—
Depreciation	143.4	124.5
Amortization	12.4	55.6
Provision for loss on receivables	15.9	49.2
Equity loss in unconsolidated entities	—	4.0
Loss (gain) on investments, net	0.2	(12.3)
Deferred income taxes	(56.5)	(26.6)
Other, net	—	(5.3)

Changes in operating assets and liabilities:
Increase in receivables	(20.0)	(62.4)
Increase in other current assets	(5.1)	(26.2)
(Decrease) increase in accounts payable	(36.6)	12.5
Increase (decrease) in accrued and other current liabilities	91.3	(6.9)
Decrease in unearned revenue	(84.9)	(36.8)
Decrease (increase) in other assets and liabilities, net	7.0	(15.2)
Net cash used in operating activities	(37.2)	(49.4)

Cash Flows from Investing Activities
Capital expenditures	(44.0)	(285.6)
Proceeds from sale of investments	—	28.9
Net cash used in investing activities	(44.0)	(256.7)

Cash Flows from Financing Activities
Issuance of long-term debt	102.9	308.8
Repayment of long-term debt	(1.8)	(2.8)
Preferred stock dividends paid	(24.7)	(24.7)
Other, net	—	0.2
Net cash provided by financing activities	76.4	281.5
Net decrease in cash and cash equivalents	(4.8)	(24.6)
Cash and cash equivalents at beginning of period	11.6	30.4
Cash and cash equivalents at end of period	$6.8	$5.8

The accompanying notes are an integral part of the financial statements.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

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

The footnotes presented are of a normal and recurring nature except for those outlined in Notes 2, 3, 7 and 8.  Certain prior year amounts have been reclassified to conform to the current classifications with no effect on financial results.  Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to SEC rules and regulations.

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

Revenue Recognition - Revenue is generally recognized as services are provided.  Broadband transport revenue is generated primarily by providing capacity on the Company’s optical network at rates established under long-term contractual arrangements, such as IRUs as described below, or on a month-to-month basis.  While customers are billed in advance for month-to-month broadband transport services, revenue is recognized as the services are provided.  Both switched voice and data and internet service revenue are billed monthly in arrears, while the revenue is recognized as the services are provided.  Revenue from product sales and certain services is recognized upon performance of contractual obligations such as shipment, delivery, installation or customer acceptance.  Service activation revenue is deferred and recognized over the appropriate service life for the associated service, in accordance with SEC Staff Accounting Bulletin No. 101, “Revenue Recognition in Financial Statements” (“SAB 101”).

IRUs represent the lease of network capacity or dark fiber and are recorded as unearned revenue at the earlier of the acceptance of the applicable portion of the network by the customer or the receipt of cash.  The buyer of IRU services typically pays cash upon execution of the contract, and the associated IRU revenue is then recognized over the life of the agreement as services are provided, beginning on the date of customer acceptance. In the event the buyer of an IRU terminates a contract prior to the contract expiration and releases the Company from the obligation to provide future services, the remaining unamortized unearned revenue is recognized in the period in which the contract is terminated.   IRU and related maintenance revenue are included in the broadband transport product.

Construction revenue and estimated profits are recognized according to the percentage of completion method on a cost incurred to total cost estimated at completion basis.  The method is used because the Company can make reasonably dependable estimates of revenue and costs applicable to various stages of a contract.  As the financial reporting of these contracts depends on estimates that are continually assessed throughout the terms of the contracts, revenue recognized is subject to revision as the contract nears completion.  Revisions in estimates are reflected in the period in which the facts that give rise to the revision become known and could impact revenue and costs of services and products.  Construction projects are considered substantially complete upon customer acceptance.

Unbilled Receivables - Unbilled receivables arise from switched and data services rendered but not yet billed, in addition to network construction revenue that is recognized under the percentage-of-completion method.  Network construction receivables are billable upon achievement of contractual milestones or upon completion of contracts.  As of June 30, 2002 and December 31, 2001, unbilled receivables totaled $66 million and $69 million, respectively.  Unbilled receivables of $51 million and $45 million at June 30, 2002 and December 31, 2001, respectively, include both claims and signed change orders related to a construction contract that was terminated during the quarter.  These unbilled amounts arose from customer requested specification and design changes in fiber routes as well as recoverable costs related to weather and permitting delays.  Management believes such amounts are valid and collectible receivables.  See Note 7 of the Notes to Condensed Consolidated Financial Statements for a detailed discussion of this construction contract.

Fiber Exchange Agreements - In connection with the development of its optical network, the Company entered into various agreements to exchange fiber usage rights.  The Company accounts for agreements with other carriers to exchange fiber asset service contracts for either capacity or services by recognizing the fair value of the revenue earned and expense incurred.  Exchange agreements accounted for noncash revenue and expense, in equal amounts, of approximately $2.0 million and $3.0 million in the second quarter of 2002 and 2001, respectively, and $4.0 million and $6.6 million in the first six months of 2002 and 2001, respectively, with no impact on income or net loss.

Income Taxes - The income tax expense (or benefit) consists of an amount for taxes currently payable and an expense (or benefit) for tax consequences deferred to future periods.  The Company prepares the tax provision based upon the modified separate return method under which an income tax benefit is recorded for losses based upon the potential to be realized by the Company, as well as any affiliated members of the federal income tax consolidated group of the Parent Company.  The income-producing members of the consolidated group compensate the Company for losses as they are realized in the consolidated tax return.  In evaluating the carrying value of its deferred tax benefits, the Company considers prior operating results, future taxable income projections of the Parent Company’s consolidated group, expiration of tax loss carryforwards and ongoing prudent and feasible tax planning strategies.

Recently Issued Accounting Standards - In June 2001, the FASB issued Statement of Financial Accounting Standards No. 143, “Accounting for Asset Retirement Obligations” (“SFAS 143”).  This statement deals with the legally obligated costs of closing facilities and removing assets.  SFAS 143 requires entities to record the fair value of a legal liability for an asset retirement obligation in the period it is incurred.  This cost is initially capitalized and amortized over the remaining life of the underlying asset.  Once the obligation is ultimately settled, any difference between the final cost and the recorded liability is recognized as a gain or loss on disposition.  SFAS 143 is effective for fiscal years beginning after June 15, 2002.  The Company is currently evaluating the impact that SFAS 143 will have on its consolidated financial statements.

In May 2002, the FASB issued Statement of Financial Accounting Standards No. 145, “Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections” (“SFAS 145”).  SFAS 145 rescinds the automatic treatment of gains or losses from extinguishment of debt as extraordinary unless they meet the criteria for extraordinary items as outlined in APB Opinion No. 30, “Reporting the Results of Operations, Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions.”  In addition, SFAS 145 requires sale-leaseback accounting for certain lease modifications that have economic effects that are similar to sale-leaseback transactions and makes various technical corrections to existing pronouncements.  SFAS 145 is effective for fiscal years beginning after May 15, 2002.  The adoption of SFAS 145 is not expected to have a material impact on the Company’s financial statements.

In June 2002, the FASB issued Statement of Financial Accounting Standards No. 146, “Accounting for Exit or Disposal Activities” (“SFAS 146”).  SFAS 146 addresses the recognition, measurement, and reporting of costs that are associated with exit and disposal activities, including costs related to terminating contracts that are not capital leases and termination benefits that employees who are involuntarily terminated receive in certain instances.  SFAS 146 supersedes Emerging Issues Task Force Issue No. 94-3, “Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)” (“EITF 94-3”) and requires liabilities associated with exit and disposal activities to be expensed as incurred.  SFAS 146 is effective for exit or disposal activities of the Company that are initiated after December 31, 2002.

2.                                      Goodwill and Intangible Assets

On June 29, 2001 the FASB issued Statement of Financial Accounting Standards No. 142, “Goodwill and Other Intangible Assets” (“SFAS 142”).  SFAS 142 requires cessation of the amortization of goodwill and indefinite lived intangible assets, which will amount to an annual decrease in amortization expense of $87 million, and annual impairment testing of those assets.  Intangible assets that have finite useful lives will continue to be amortized.  The Company adopted SFAS 142 on January 1, 2002, as required.  In addition, the Company was required to test its goodwill for impairment as of January 1, 2002.  The goodwill test for impairment consisted of a two-step process.  The first step is a screen for impairment and the second step measures the amount of impairment, if any.  SFAS 142 required an entity to complete the first step of the transitional goodwill impairment test within six months of adopting the statement.  The Company completed the first step of the goodwill impairment test during the first quarter of 2002, which indicated that goodwill was impaired as of January 1, 2002.  The Company completed the second step of the valuation by June 30, 2002.  The valuation indicated an impairment charge of $2,008.7 million, net of taxes, was necessary.  The impairment charge was required to be recorded as of January 1, 2002, and is reflected as a cumulative effect of change in accounting principle, net of taxes, in the Condensed Consolidated Statements of Operations and Comprehensive Income (Loss).

The following table reconciles the Company’s second quarter and year-to-date 2001 net income, adjusted to exclude amortization of goodwill and indefinite lived intangible assets pursuant to SFAS 142, from amounts previously reported:

	Three Months Ended June 30,		Six Months Ended June 30,
($ in millions):	2002	2001	2002	2001
		(as adjusted)		(as adjusted)
Reported net loss from continuing operations	$(46.9)	$(55.8)	$(104.3)	$(103.5)
Add back: Goodwill amortization	—	18.3	—	36.3
Add back: Assembled workforce amortization, net of taxes	—	1.3	—	2.6
Adjusted net loss from continuing operations	$(46.9)	$(36.2)	$(104.3)	$(64.6)

Reported net loss	$(46.9)	$(55.8)	$(2,113.0)	$(103.5)
Add back: Goodwill amortization	—	18.3	—	36.3
Add back: Assembled workforce amortization, net of taxes	—	1.3	—	2.6
Adjusted net loss	$(46.9)	$(36.2)	$(2,113.0)	$(64.6)

The following table shows the components of the carrying amount of intangible assets.  Intangible assets subject to amortization expense relate to customer relationships acquired in connection with the Parent Company’s merger with the Company in November 1999:

($ in millions):	June 30, 2002	December 31, 2001
Indefinite-lived intangible assets	$—	$—
Intangible assets subject to amortization:
Gross carrying amount	403.0	426.2
Accumulated amortization	(74.3)	(79.0)
Net carrying amount	$328.7	$347.2

Total other intangible assets	$328.7	$347.2

	Three Months Ended June 30,		Six Months Ended June 30,
($ in millions)	2002	2001	2002	2001

Amortization expense of finite-lived other intangible assets	$6.2	$9.7	$12.4	$19.4

The estimated intangible asset amortization expense for each of the fiscal years 2002 through 2006 is approximately $24 million.

The following table presents a rollforward of the activity related to goodwill:

($ in millions):	June 30, 2002	December 31, 2001
Beginning period
Goodwill balance	$2,007.7	$2,007.7
Reclassification of Assembled Workforce	4.1	—
Impairment charge	(2,011.8)	—
Period End Total	$—	$2,007.7

3.                                      Restructuring and Other Charges

November 2001 Restructuring Plan

In November 2001, the Company’s management approved restructuring plans which included initiatives to close eight of the Company’s eleven data centers; reduce the Company’s expense structure; and exit the network construction line of business and other non-strategic operations.  In addition, the web hosting operations of a subsidiary of the Parent Company were transferred into the Company effective January 1, 2002.  Total restructuring and impairment costs of $219.6 million were recorded in 2001 related to these initiatives.  The $219.6 million consisted of restructuring liabilities in the amount of $72.8 million and related noncash asset impairments in the amount of $146.8 million.  The restructuring charge was comprised of $11.1 million related to involuntary employee separation benefits, $61.4 million related to lease and other contractual terminations and $0.3 million relating to other restructuring charges.

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

The restructuring costs include the cost of involuntary employee separation benefits, including severance, medical and other benefits related to 709 employees across all areas of the Company.  As of June 30, 2002, 722 employee separations had been completed which utilized reserves of $11.5 million, $10.9 million of which was cash.  Total cash expenditures in the first six months of 2002 amounted to $43.3 million.

The following table illustrates the activity in this reserve since December 31, 2001:

Type of costs ($ in millions):	Balance December 31, 2001	Utilizations	Adjustments	Balance June 30, 2002

Employee separations	$8.1	$(8.5)	$0.5	$0.1
Terminate contractual obligations	60.1	(35.2)	15.3	40.2
Other exit costs	0.3	(0.4)	0.1	—
Total	$68.5	$(44.1)	$15.9	$40.3

1999 Restructuring Plan

Included in the allocation of the cost to acquire the Company in the fourth quarter of 1999 were restructuring costs associated with initiatives to integrate operations of the Company with its Parent Company.  The total restructuring costs accrued in 1999 of $7.7 million included the costs of involuntary employee separation benefits related to 263 employees of the Company, costs associated with the closure of a variety of technical and customer support facilities, the decommissioning of certain switching equipment, and the termination of contracts with vendors.  As of December 31, 2000, all of the employee separations had been completed.  Total cash expenditures during the first six months of 2002 amounted to $0.3 million.  The Company expects that these restructuring actions will be complete by September 30, 2002.

The following table illustrates the activity in this reserve since December 31, 2001:

Type of costs ($ in millions):	Balance December 31, 2001	Utilizations	Adjustments	Balance June 30, 2002

Facility closure costs	$1.3	$(0.3)	$—	$1.0

1999 Predecessor Restructuring Plan

In the third quarter of 1999, the Predecessor Company (IXC Communications, Inc.) recorded a charge of approximately $8.3 million relating to the restructuring of the organization and to exit certain foreign operations.  The plan was developed prior to the merger with the Parent Company, by the previous Chief Executive Officer, after reviewing the Predecessor Company’s operations.  The workforce reduction of 15 employees included management, administrative and foreign sales personnel.  The employees were notified of this program during July and August of 1999.  The remaining severance reserve of $0.4 million is expected to be paid by December 31, 2002.

The following table illustrates the activity in this reserve since December 31, 2001:

Type of costs ($ in millions):	Balance December 31, 2001	Utilizations	Adjustments	Balance June 30, 2002

Third Quarter 1999
Employee separations	$0.6	$(0.2)	$—	$0.4

4.                                      Debt

Long-term debt and capital lease obligations consist of the following at June 30, 2002 and December 31, 2001:

($ in millions)	June 30, 2002	December 31, 2001
		(as adjusted)
Short-term debt:
Capital lease obligations, current portion	$2.7	$3.2

Total short-term debt	$2.7	$3.2

Long-term debt:
Bank notes, less current portion	$1,612.2	$1,510.8
9.0% Senior subordinated notes	46.0	46.0
Capital lease obligations, less current portion	1.5	2.7
12½% Senior Notes	0.8	0.8

Total long-term debt	$1,660.5	$1,560.3

9% Senior Subordinated Notes

In 1998, the Company issued $450 million of 9% senior subordinated notes due 2008 (“the 9% notes”).  In January 2000, $404 million of the 9% senior subordinated notes were redeemed through a tender offer due to the change of control terms in the bond indenture.  Accordingly, $46 million of the 9% notes remain outstanding at June 30, 2002.

The 9% notes are general unsecured obligations and are subordinate in right of payment to all existing and future senior indebtedness of the Company’s subsidiaries.  The 9% notes indenture includes a limitation on the amount of indebtedness that the Company can incur based upon the maintenance of either debt to operating cash flow or debt to capital ratios.  The 9% indenture also provides that if the Company incurs any additional indebtedness secured by liens on its property or assets that are subordinate to or equal in right of payment with the 9% notes, then the Company must secure the outstanding 9% notes equally and ratably with such indebtedness.  As of June 30, 2002, the Company had the ability to incur additional debt.

Bank Notes

The Parent Company’s credit facility, which provides for direct borrowings from the facility by the Company, was obtained in November 1999 for an amount of $1.8 billion from a group of lending institutions.  This credit facility was amended to $2.1 billion in January 2000 and increased again to $2.3 billion in June 2001.  Total availability under this credit facility decreased to $1.895 billion as of June 30, 2002 following a $335 million prepayment of the outstanding term debt facilities in the first quarter of 2002 (resulting from the sale of substantially all of the assets of a subsidiary of the Parent Company), $2 million in scheduled repayments of the term debt facilities and $68 million in scheduled amortization of the revolving credit facility.  As of June 30, 2002, the credit facility consisted of $832 million in revolving credit, maturing in various amounts between 2002 and 2004, and $571 million in term loans from banking institutions and $492 million from non-banking institutions, maturing in various amounts between 2002 and 2007.

In February 2002, the Parent Company’s corporate credit rating was downgraded by Moody’s Investors Service to Ba3 from its previous level of Ba1.  In March 2002, the Parent Company’s corporate credit rating was downgraded by Standard and Poor’s and Fitch Rating Service to BB from its previous level of BB+.  Prior to the downgrades, the Parent Company’s credit facility was secured only by a pledge of the stock certificates of Broadwing Communications.  Upon the downgrades, the Parent Company also became obligated to provide certain guarantees and liens on the assets of both the Parent Company and the Company.  As a result of liens being placed on the Company’s assets, the debt previously shown as “Intercompany payable to Parent Company” in the Condensed Consolidated Balance Sheets has been reclassified and is presented as external credit facility debt of the Company.  Of the Company’s bank note balance of $1,612.2 million and $1,510.8 million as of June 30, 2002 and December 31, 2001, respectively, $1,475.2 million and $1,468.8 million represents intercompany advances payable to the Parent Company, net of amounts due from the Parent Company’s other subsidiaries.

Prior to December 2001, the Company relied solely on advances from the Parent Company for funding of its operations and capital program in excess of cash provided by its operating activities.  In December 2001, the Company began borrowing funds directly from the Parent Company’s credit facility.  At June 30, 2002 and December 31, 2001, the Company had drawn $137 million and $42 million directly from the Parent Company’s credit facility.

At June 30, 2002, the Company and the Parent Company had drawn approximately $1.690 billion from the credit facility capacity of $1.895 billion, and had outstanding letters of credit totaling $7 million, leaving $198 million in additional borrowing capacity under this facility.  Credit facility borrowings have been used by the Parent Company to refinance its debt and debt assumed as part of the merger with the Company in November 1999 and to fund both the Company’s and Parent Company’s capital expenditure program and other working capital needs.  The amount refinanced included approximately $404 million borrowed in order to redeem the outstanding 9% Senior Subordinated Notes assumed during the merger as part of a tender offer.  This tender offer was required under the terms of the bond indenture due to the change in control provision.

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

In May 2002, the Parent Company obtained an amendment to its credit facility to exclude certain subsidiaries from the obligation to secure the credit facility with subsidiary guarantees and asset liens, extend the time to provide required collateral and obtain the ability to issue senior unsecured indebtedness and equity under specified terms and conditions.  The amendment also placed additional restrictions on the Parent Company under the covenants related to indebtedness and investments, required the Parent Company to transfer its cash management system to a wholly-owned subsidiary and increased the interest rates on the total credit facility by 50 basis points.

The interest rates that could be charged on borrowings from this credit facility as of June 30, 2002 ranged from 150 to 350 basis points above the London Interbank Offering Rate (“LIBOR”) and were at 275 to 325 basis points above LIBOR, or 4.61% to 5.11%, respectively, based on the Parent Company’s credit rating.  The Parent Company will incur commitment fees in association with this credit facility ranging from 37.5 basis points to 75 basis points, applied to the unused amount of borrowings of the facility.

Capital Lease Obligations

The Company leases facilities and equipment used in its operations, some of which are required to be capitalized in accordance with Statement of Financial Accounting Standard No. 13, “Accounting for Leases” (“SFAS 13”).  SFAS 13 requires the capitalization of leases meeting certain criteria, with the related asset being recorded in property, plant and equipment and an offsetting amount recorded as a liability.  The Company had $4.2 million in total indebtedness relating to capitalized leases as of June 30, 2002, $1.5 million of which is considered long-term.

Other

As of June 30, 2002, the Company had outstanding $0.8 million of 12½% senior notes maturing in 2005.  The original indebtedness of these notes of $285.0 million was largely eliminated through a tender offer in 1998.

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

As of June 30, 2002, the Company was not a party to any derivative instruments.

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

A relatively small number of customers account for a significant amount of the Company’s total revenue.  Revenue from the Company’s ten largest customers accounted for approximately 36% and 33% of total revenue in the second quarter and first six months of 2002, respectively.  In addition, a significant portion of the Company’s revenue is derived from large telecommunications carriers.  Revenue from telecommunications carriers accounted for 49% and 50% of total revenue in the second quarter and first six months of 2002, respectively.

7.                                      Commitments and Contingencies

In the normal course of business, the Company is subject to various regulatory proceedings, lawsuits, claims and other matters.  Such matters are subject to many uncertainties and outcomes are not predictable with assurance.  Except as discussed below, the Company believes that the resolution of such matters for amounts in excess of those reflected in the Condensed Consolidated Financial Statements would not likely have a materially adverse effect on the Company’s financial condition, results of operations and cash flows.

In 2001 and 2000, the Company entered into agreements with two vendors to provide bundled internet access to the Company’s customers based on a monthly maintenance fee.  In March 2002, the Company terminated its contract with one of the vendors, which was an action contemplated in the original November 2001 restructuring plan for which an amount could not be reasonably estimated at that time.  This contract termination reduced the Company’s future commitments by approximately $60 million.  As of June 30, 2002, the Company had committed to purchase approximately $14 million of bundled internet access over twenty-nine months from the remaining vendor.  These services were previously purchased from other vendors on a usage basis.

In June 2000, the Company entered into a long-term construction contract to build a 1,550-mile fiber route system.  During the second quarter of 2002, the customer alleged a breach of contract and requested the Company to cease all construction activities, requested a refund of $62 million in progress payments previously paid to the Company, and requested conveyance of title to all routes constructed under the contract.  Subsequently, the Company notified the customer that such purported termination was improper and constituted a material breach under the terms of the contract, causing the Company to terminate the contract.  As a result of the contract termination during the second quarter of 2002, the Company expensed $13 million in both costs incurred under the contract and estimated shutdown costs, which have been reflected in cost of services and products in the Condensed Consolidated Statements of Operations and Comprehensive Income (Loss).  In addition, the Company’s balance sheet included $51 million in unbilled accounts receivable (including both signed change orders and claims) at June 30, 2002 related to this contract.  Based on information available as of June 30, 2002, the Company believes it is due significant amounts outstanding under the contract, including unbilled accounts receivable.  The timing and outcome of these issues are not currently predictable.  An unfavorable outcome could have a material effect on the financial condition of the Company.

8.                                      Construction in Progress

At June 30, 2002, the Company’s balance sheet included $171 million in construction in progress.  Of the total construction in progress balance, $61 million was for costs incurred in the construction of certain telecommunication fiber routes for the Company’s own use that were not yet complete.  During the second quarter of 2002, construction activity for these routes was ceased due to a contract dispute and termination that affected the access to certain rights of way on the routes.  The outcome of these issues (see Note 7 of the Notes to Condensed Consolidated Financial Statements) could have a material impact on the remaining costs and feasibility of route completion.  The Company is currently evaluating its alternatives related to these routes, the outcome of which could result in a material, noncash impairment charge.

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

Results of Operations

A tabular presentation of the Company’s financial results for the three and six months ended June 30, 2002 and 2001 that are referred to in this discussion can be found in the Condensed Consolidated Statements of Operations and Comprehensive Income (Loss) on page 1 of this Report on Form 10-Q.  Results for interim periods may not be indicative of the results for the full years.

On January 1, 2002, the web hosting operations of a subsidiary of the Parent Company were transferred to Broadwing Communications.  Accordingly, the historical results of operations, balance sheets and cash flows have been recast to reflect this transfer of operations in all periods presented.

The table below presents revenue for groups of similar products and services:

	(Unaudited) Three Months Ended June 30,				(Unaudited) Six Months Ended June 30,
($ in millions)	2002	2001	$ Change	% Change	2002	2001	$ Change	% Change

Revenue
Broadband transport	$122.3	$121.0	$1.3	1%	$230.7	$232.8	$(2.1)	(1)%
Switched voice services	86.5	92.4	(5.9)	(6)%	172.3	196.3	(24.0)	(12)%
Data and Internet	32.3	35.9	(3.6)	(10)%	64.3	64.7	(0.4)	(1)%
IT consulting	36.7	39.5	(2.8)	(7)%	79.0	71.7	7.3	10%
Network construction and other services	0.3	31.8	(31.5)	(99)%	0.8	53.6	(52.8)	(99)%
Total revenue	278.1	320.6	(42.5)	(13)%	547.1	619.1	(72.0)	(12)%

Revenue

The Company’s revenue decreased $43 million, or 13%, to $278 million in the second quarter of 2002 compared to the same period in 2001.  Similarly, revenue decreased $72 million, or 12%, to $547 million in the first six months of 2002 compared to the same period in 2001.  Approximately 74% of the decrease in both periods was attributable to network construction, as the Company decided to exit that business as part of the November 2001 restructuring plan.  The decline of switched voice services contributed much of the remaining decrease, as rates and volume fell due to intense competition.  These decreases were partially offset by a non-recurring, noncash increase in revenue of $18 million in the second quarter of 2002, resulting from the termination of an IRU contract in conjunction with a customer’s bankruptcy, and a significant reduction in uncollectible revenue due to tightened credit policies.

In comparison to the second quarter of 2001, broadband transport revenue increased $1 million, or 1%, to $122 million.  The slight increase is primarily the result of an increase in revenue from the termination of an IRU contract with one of the Company’s customers who has filed for Chapter 11 bankruptcy protection.  As a result of the contract termination, $18 million of non-recurring, noncash revenue was recognized in broadband transport revenue in the second quarter of 2002.  Additionally, revenue increased due to a reduction in uncollectible revenue.  These increases were nearly entirely offset by lower dedicated optical circuit revenue as demand from emerging carriers continued to decrease.  The Company’s largest IRU contract, which contributed $26 million to revenue and profit in the second quarter of 2002, will expire in May 2003.  In addition, premature IRU terminations going-forward could cause significant one-time, noncash increases in revenue and profit, similar to the $18 million recorded in the second quarter of 2002.

In comparison to the first six months of 2001, broadband transport revenue decreased $2 million, or 1%, to $231 million.  The decrease was the result of a decrease in optical circuit revenue, nearly entirely offset by the IRU termination and reduction in uncollectible revenue noted above, and an increase in revenue from IRU amortization related to the second quarter 2001 renegotiation of IRU contracts with a separate customer of the Company, who also filed for Chapter 11 bankruptcy protection.  In order for these contracts to survive the customer’s bankruptcy, the contracts were adjusted to reduce the services provided, update the operations and maintenance fees to a current market rate and shorten the lives of the agreements.

Switched voice services revenue decreased 6% in the second quarter and 12% for the six-month period, or $6 million and $24 million, respectively, from prior year periods.  This was the result of declining rates and volume due to intense competition, partially offset by a reduction in uncollectible revenue discussed above.

Data and Internet revenue decreased $4 million, or 10%, in the second quarter of 2002 compared to the second quarter of 2001, and decreased 1% in the first six months of 2002 compared to the same period in 2001.  In both periods, revenue continued to increase on the strength of demand for dedicated IP and ATM/frame relay services.  These increases were more than offset in both periods by a decrease in equipment sales and an anticipated decrease in data collocation revenue, as the Company closed eight of its eleven data centers as part of its November 2001 restructuring plan.

IT consulting revenue decreased $3 million, or 7%, during the second quarter of 2002, compared to the second quarter of 2001, as hardware revenue declined.  On a year-to-date basis in 2002, revenue increased $7 million, or 10%, compared to the same period in 2001, as hardware revenue increased.  Revenue from services and hardware sales comprised 22% and 78%, respectively, of total IT consulting revenue during the second quarter of 2002, and 21% and 79%, respectively, during the six-month period ended June 30, 2002, compared to 17% and 83% in the second quarter of 2001 and 18% and 82% in the first six months of 2001.

Network construction and other services revenue decreased $32 million, or 99%, versus the prior year quarter and $53 million, or 99%, year-to-date, as a result of the termination of a large, joint-use construction contract during the second quarter of 2002.  The termination is discussed in further detail in Note 7 of the Notes to Condensed Consolidated Financial Statements.  As further discussed in the Company’s 2001 Form 10-K, the Company’s November 2001 restructuring plan included plans to exit the network construction business upon completion of that large project.

Costs and Expenses

Cost of services primarily reflects access charges paid to local exchange carriers and other providers, transmission lease payments to other carriers, costs incurred for network construction projects and personnel costs for IT consulting.  In the current quarter, cost of services amounted to $152 million, an 8% decrease compared to the $165 million incurred during the second quarter of 2001.  For the six-month period ended June 30, 2002, the $292 million incurred represented a 10% decrease compared to the $325 million incurred during the same period in 2001.  These decreases were driven primarily by lower broadband transport, switched voice services and network construction revenue and include cost reductions implemented as part of the November 2001 restructuring plan, offset by an increase in local access charges associated with the Company’s continued penetration of enterprise customer accounts.  The second quarter of 2002 also included a non-recurring charge of $13 million for shutdown costs and additional costs associated with the termination of the Company’s uncompleted network construction contract currently under dispute.  See a detailed discussion of this contract dispute in Note 7 of the Notes to Condensed Consolidated Financial Statements.

Cost of products is primarily comprised of hardware costs for IT consulting.  In the current quarter, cost of products was $25 million, a 17% decrease compared to the $30 million incurred during the second quarter of 2001.  For the six-month period ended June 30, 2002, the $58 million incurred represented a 12% increase compared to the $52 million incurred during the same period in 2001.  The decrease in the second quarter of 2002 was primarily attributable to a decline in hardware revenue offset by increasing costs for those products, while in the first six months of 2002, increasing costs more than offset the decline in hardware revenue.

SG&A expenses decreased 14% to $77 million in the second quarter of 2002 and decreased 12% to $155 million in the first six months of 2002, as compared to the respective prior year periods.  The decrease in both periods was due primarily to a decrease in employee costs, as headcount was approximately 1,200 lower at June 30, 2002 than at June 30, 2001, and lower advertising expenses.

Depreciation expense increased by 12%, or $8 million, to $72 million in the second quarter of 2002 compared to $64 million in the second quarter of 2001.  For the year, depreciation expense increased to $143 million from $125 million, or 15%. The increase in both periods was primarily driven by the completion of the build out of the Company’s national optical network.  Amortization expense of $6 million in the second quarter of 2002 and $12 million through the first six months of 2002, relates to intangible assets acquired in connection with various acquisitions.  Amortization expense in the second quarter of 2002 decreased by $22 million compared to the second quarter of 2001.  For the first six months of 2002, amortization expense decreased by $43 million compared to the same period in 2001.  The decreases in both periods were the result of the Company ceasing amortization of goodwill upon the adoption of Statement of Financial Accounting Standards No. 142, “Goodwill and Other Intangible Assets” (“SFAS 142”) on January 1, 2002.  A pro forma presentation of amortization expense is provided in Note 2 of the Notes to Condensed Consolidated Financial Statements.

In November 2001, the Company adopted a restructuring plan that included initiatives to consolidate data centers, reduce the expense structure, exit the network construction business and eliminate other nonstrategic operations.  Restructuring and impairment costs of $220 million were recorded in the fourth quarter of 2001 related to these initiatives.  An additional $16 million in restructuring costs was incurred in the first quarter of 2002 relating to costs for employee termination benefits and termination of a contractual commitment with a vendor, which were actions contemplated in the original plan for which an amount could not be reasonably estimated at that time.  Total restructuring and impairment costs of $236 million incurred from November 2001 through June 30, 2002 consisted of restructuring liabilities in the amount of $89 million and related noncash asset impairments in the amount of $147 million.  The Company expects total cash expenditures related to the plan to be $88 million.  Through June 30, 2002, the Company had utilized $49 million of the $89 million reserve, of which approximately $47 million was cash expended.  The Company expects to realize approximately $85 million in annual capital expenditure and expense savings from this restructuring plan relative to expenses and capital expenditures incurred in 2001.  The Company expects to complete the plan by December 31, 2002, except for lease obligations, which are expected to continue through December 31, 2004.  A detailed presentation of restructuring and other charges is presented in Note 3 of the Notes to Condensed Consolidated Financial Statements.

Operating loss decreased by $3 million, or 4%, to $54 million in the second quarter of 2002 compared to a loss of $57 million the second quarter of 2001.  Operating loss for the first six months of 2002 increased by $16 million compared to the same period in 2001, or from $113 million to $129 million.  The drivers in both periods are primarily a decrease in amortization expense related to SFAS 142, in addition to cost reductions implemented as part of the November 2001 restructuring plan, nearly entirely offset by a decrease in revenue and an increase in depreciation.  In addition, the six months ended June 30, 2002 includes a $16 million restructuring charge which decreased operating income in the period.

The Company recorded a $4 million equity-share loss on its Applied Theory investment in the first half of 2001 and no gain or loss in the first half of 2002.  The Company discontinued use of equity method accounting during the second quarter of 2001 because its ownership percentage in Applied Theory had dropped below 20% and it no longer held a seat on Applied Theory’s board of directors.  As a result, the Company no longer had significant influence over the operations of Applied Theory.  As of December 31, 2001, the Company had liquidated its entire position in Applied Theory.

Interest expense of $18 million in the second quarter of 2002 increased $2 million, or 12%, compared to $16 million recorded in the second quarter of 2001.  The increase was the result of increasing debt, only partially offset by significantly lower interest rates.  For the first six months of 2002, interest expense decreased to $33 million from $35 million in the same period of 2001.  The decrease was the result of significantly lower interest rates, partially offset by increasing debt and a reduction in the amount of interest capitalized, as overall capital expenditures continued to decline.  A detailed discussion of interest expense and indebtedness is presented in Note 4 of the Notes to Condensed Consolidated Financial Statements.

The loss on investments was immaterial in the second quarter of 2002 compared to a $3 million loss in the second quarter of 2001.  The prior year quarter included nonrecurring, realized losses of $3 million on the sale of a portion of the Company’s investment in Applied Theory.  On a year-to-date basis, the loss on investments was immaterial in 2002 compared to a gain of $12 million in the first six months of 2001.  The prior year period included nonrecurring, realized gains of $17 million on the sale of PSINet stock, offset by realized losses on the sale of a portion of the Company’s investment in Applied Theory.

The Company recorded an income tax benefit in the second quarter of 2002 of $25 million versus the $20 million benefit recorded in the same period of 2001.  For the first six months of 2002, the Company recorded a $57 million income tax benefit versus a $37 million benefit during the same period in 2001.  The effective tax rate of 35% in the second quarter and first six months of 2002 was 9 points higher than the effective tax rate in the second quarter and first six months of 2001 due to a decrease in nondeductible goodwill amortization upon the adoption of SFAS 142.

Effective January 1, 2002, the Company recorded a $2,009 million expense as a cumulative effect of a change in accounting principle, net of taxes, related to the adoption of SFAS 142.  The write down of goodwill, finalized in the second quarter of 2002, was related to the fair value of goodwill associated with the acquisition of the Company by the Parent Company in 1999.  See Note 2 of the Notes to Condensed Consolidated Financial Statements for a detailed discussion of the adoption of SFAS 142.

The Company reported a net loss of $47 million in the second quarter of 2002 compared to a net loss of $56 million in the same period of 2001.  Year-to-date, the Company reported a net loss of $2,113 million compared to a loss of $104 million in the same period of 2001.

Segment Information

In accordance with Statement of Financial Accounting Standard No. 131, “Disclosures About Segments of an Enterprise and Related Information,” the operations of the Company comprise a single segment and are reported as such to the Chief Operating Officer of the Parent Company, who functions in the role of chief operating decision maker for the Company.

Financial Condition

Capital Investment, Resources and Liquidity

As the Company’s businesses evolve and capital spending decreases, the Company will focus its lowered capital spending requirements toward revenue-generating initiatives, which occur primarily as customers are added to the Company’s network.  The Company intends to drive revenue and margin expansion by increasing the utilization of its completed network.  However, the Company expects that capital expenditures will exceed positive cash flow generated by its operations and therefore drive the need for additional borrowings during 2002 and going forward.

Since the merger between the Company and a subsidiary of the Parent Company in November 1999, the Company has relied on a $2.3 billion credit facility with a group of lending institutions, secured by the Parent Company and which provides for direct borrowings from the facility by the Company, in order to support the Company’s cash deficit.  Total availability under this credit facility decreased to $1.895 billion as of June 30, 2002 following a $335 million prepayment of the outstanding term debt facilities in the first quarter (resulting from the sale of substantially all of the assets of a subsidiary of the Parent Company), $2 million in scheduled repayments of the term debt facilities and $68 million in scheduled amortization of the revolving credit facility.  This credit facility now consists of $832 million in revolving credit (of which the Company has drawn $627 million as of June 30, 2002), maturing in various amounts between 2002 and 2004, and $571 million in term loans from banking institutions and $492 million from non-banking institutions, maturing in various amounts between 2002 and 2007.

Total availability under the credit facility will decrease throughout the remaining six months of 2002 to approximately $1.825 billion due to approximately $3 million of scheduled repayments of the term debt facilities and $67 million of scheduled amortization of the revolving credit facility.  The Company believes that its borrowing availability under the credit facility will be sufficient to provide for its financing requirements in excess of amounts generated by operations through September 30, 2003.  The Parent Company is evaluating its alternatives related to its operations and capital structure and is currently pursuing longer-term refinancing.  The Parent Company’s ability to meet its principal debt payment obligations in 2004, of which most are obligations under the credit facility, is dependent on its ability to refinance its existing indebtedness.

At June 30, 2002, the Company and the Parent Company had drawn approximately $1.690 billion from the credit facility capacity of $1.895 billion, and had outstanding letters of credit totaling $7 million, leaving $198 million in additional borrowing capacity under the credit facility.  Credit facility borrowings have been used by the Parent Company to refinance its debt and debt assumed as part of the merger with the Company in November 1999 and to fund both the Company’s and Parent Company’s capital expenditure program and other working capital needs.  The amount refinanced included approximately $404 million borrowed in order to redeem the outstanding 9% Senior Subordinated Notes assumed during the merger as part of a tender offer.  This tender offer was required under the terms of the bond indenture due to the change in control provision.

In February 2002, the Parent Company’s corporate credit rating was downgraded by Moody’s Investor Service to Ba3 from its previous level of Ba1.  In March 2002, the Parent Company’s corporate credit rating was downgraded by Standard and Poor’s and Fitch Rating Service to BB from its previous level of BB+.  These downgrades will result in additional cash interest expense of 50 basis points on up to $1.403 billion of the Parent Company’s credit facility.  Prior to the downgrades, the credit facility was secured only by a pledge of the stock certificates of the Company.  As a result of the downgrades, the Parent Company also became obligated to provide certain guarantees and liens on the assets of both the Parent Company and the Company.  As a result of liens being placed on the Company’s assets, the debt previously shown as “Intercompany payable to Parent Company” in the Condensed Consolidated Financial Statements has been reclassified and is presented as external credit facility debt of the Company.

Prior to December 2001, the Company relied solely on advances from the Parent Company for funding of its operations in excess of cash provided by its own operations.  In December 2001, the Company began borrowing funds directly from the Parent Company’s credit facility.  Of the $1.690 billion, which had been borrowed under the credit facility by the Parent Company as of June 30, 2002, $137 million had been borrowed directly by the Company.  In addition, $1.475 billion accounted for as an advance from the Parent Company had been reclassified from “Intercompany payable to Parent Company” to external credit facility debt of the Company.

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

In May 2002, the Parent Company obtained an amendment to its credit facility to exclude certain other subsidiaries of the Parent Company from the obligation to secure the credit facility with subsidiary guarantees and asset liens, extend the time to provide required collateral and obtain the ability to issue senior unsecured indebtedness and equity under specified terms and conditions.  The amendment also placed additional restrictions on the Parent Company under the covenants related to indebtedness and investments and further increased the interest rates on the total credit facility by 50 basis points.

The Parent Company is in compliance with all covenants set forth in its credit facility and other indentures.  Please refer to Note 4 of the Notes to Condensed Consolidated Financial Statements contained in this report for a complete discussion of debt and the related covenants.

The interest rates to be charged on borrowings from the credit facility can range from 150 to 350 basis points above the London Interbank Offering Rate (“LIBOR”), and are currently between 275 and 325 basis points above LIBOR, or 4.61% and 5.11%, respectively, as a result of the Parent Company’s credit rating.  The Parent Company incurs commitment fees in association with this credit facility that range from 37.5 basis points to 75 basis points, applied to the unused amount of borrowings of the facility.

The Parent Company and the Company do not have any downgrade triggers that would accelerate the maturity dates of their debt.  However, further downgrades in the Parent Company’s credit rating could adversely impact the cost of current and future debt facilities as well as the Parent Company’s ability to execute future financings.  Based on the balance of the Company’s outstanding long-term debt as of June 30, 2002, a 1% increase in the Company’s average borrowing rates would result in a maximum of $16 million in incremental interest expense.  In addition, if the Parent Company’s credit rating is below Baa3 or BBB- as rated by Moody’s or Standard & Poor’s, respectively, in 2002 and future periods, the Parent Company is obligated by its credit facility covenants to use 50% of any annual excess cash flows, as defined in its credit facility agreement, to reduce its outstanding borrowings.  If the Parent Company is unable to meet the covenants of its various debt agreements, the payment of the underlying debt could be accelerated.  Additionally, the Parent Company is currently obligated by its credit facility to use the net cash proceeds received from certain asset sales or issuances of debt or equity by the Parent Company or the Company to reduce its outstanding borrowings.

In July 2002, the Company announced that it would defer the August 15, 2002 cash dividend payment on its 12½% preferred stock security in accordance with the terms of the security, conserving $12 million in cash during the third quarter of 2002.  The dividend will accrue, and therefore will continue to be presented as minority interest expense on the Company’s Condensed Consolidated Statements of Operations and Comprehensive Income (Loss).  The status of future quarterly dividend payments on the 12½% preferred stock security will be determined quarterly by Chief Operating Officer of the Parent Company, who serves as the Company’s sole director.

Balance Sheet

The following comparisons are relative to December 31, 2001.

The change in cash and cash equivalents is explained in the cash flow discussion below.  The decrease of $103 million in net property, plant and equipment was due to the depreciation of assets exceeding capital expenditures.  The decrease of $2,008 million in goodwill was due to the write-down of goodwill associated with the completion of the impairment test as required by SFAS 142 and further described in Note 2 of the Notes to Condensed Consolidated Financial Statements.  The decrease of $84 million in deferred income tax benefits was due to affiliated members of the Parent Company’s federal income tax consolidated group purchasing a portion of the Company’s tax loss carryforwards, partially offset by the Company’s current income tax benefit.

Accounts payable decreased $36 million, or 31%, primarily due to sequential decreases in capital spending as construction of the optical network was completed.  The decrease in noncurrent unearned revenue of $65 million was due to scheduled amortization of outstanding IRU agreements and an $18 million one-time decrease related to a service contract termination in the second quarter of 2002 as a result of a customer’s bankruptcy, offset partially by consideration received for an additional contract entered into during 2002.  The buyer of IRU services typically pays cash upon execution of the contract.  The Company’s policy and practice is to amortize these amounts into revenue over the life of the contract.

The increase in long-term debt of $100 million was primarily due to additional borrowings to fund the Company’s capital expenditures and working capital needs and is further explained in the preceding discussion of capital investment, resources and liquidity and in the cash flow discussion below.  Please refer to Note 4 of the Notes to Condensed Consolidated Financial Statements for a detailed discussion of indebtedness.

Cash Flow

Cash used in operating activities totaled $37 million in the first six months of 2002 compared to $49 million in 2001, as working capital needs decreased.

The Company’s capital investing activities for the first six months of 2002 were $44 million, 85% lower than the $286 million spent in the first six months of 2001.  Capital expenditures to maintain and strategically expand the national optical network are expected to be approximately $100 million in 2002 versus $472 million in 2001.  The reduction in capital expenditures is due substantially to the completion of the optical overbuild of the national network.  In 2001, the Company sold its investment in PSINet and portions of its investment in Applied Theory, generating proceeds of $29 million.  There were no investments sold in the first six months of 2002.

Cash provided by financing activities decreased $205 million, as the Company relied less on external financing to fund its operations and reduced capital program.

As of June 30, 2002, the Company held approximately $7 million in cash and cash equivalents.  In addition to cash on hand, the primary sources of cash will be cash generated by operations, borrowings from the Parent Company and borrowings from the Parent Company’s credit facility.  The primary uses of cash will be for funding the maintenance and strategic expansion of the network, working capital and operating losses.

EBITDA

EBITDA represents net income (loss) from continuing operations before interest, income tax expense (benefit), depreciation, amortization, merger and other infrequent costs, restructuring and other charges (credits), minority interest expense (income), equity loss in unconsolidated entities, loss (gain) on investments, other expense (income), extraordinary items and the effect of changes in accounting principles.  EBITDA does not represent cash flow for the periods presented and should not be considered as an alternative to net income (loss) as an indicator of the Company’s operating performance or as an alternative to cash flows as a source of liquidity, and may not be comparable with EBITDA as defined by other companies.  The Company has presented certain information regarding EBITDA because the Parent Company uses EBITDA as one of the measurements of operating performance of its subsidiaries.

EBITDA decreased in the current quarter by $12 million, or 33%, compared to the second quarter of 2001, to $24 million and decreased year-to-date by $24 million, or 35% compared to the six months ended June 30, 2001, to $43 million.  This reduction was the result of decreasing revenue that was only partially offset by a decrease in expenses.  EBITDA margin decreased three points in both the second quarter of 2002 and the six months of 2002, to 9% and 8%, respectively.  Excluding $18 million of non-recurring, noncash revenue resulting from the termination of an IRU contract in conjunction with a customer’s bankruptcy and a non-recurring charge of $13 million for costs associated with the termination of the Company’s uncompleted network construction contract as further discussed in Note 7 of the Notes to Condensed Consolidated Financial Statements, the Company’s EBITDA for the second quarter and first six months of 2002 was $19 million and $38 million, decreases of 46% and 43% from each respective period in 2001.

Commitments and Contingencies

In the normal course of business, the Company is subject to various regulatory proceedings, lawsuits, claims and other matters.  Such matters are subject to many uncertainties and outcomes are not predictable with assurance.  Except as discussed below, the Company believes that the resolution of such matters for amounts in excess of those reflected in the Condensed Consolidated Financial Statements would not likely have a materially adverse effect on the Company’s financial condition, results of operations and cash flows.

In 2001 and 2000, the Company entered into agreements with two vendors to provide bundled internet access to the Company’s customers based on a monthly maintenance fee.  In March 2002, the Company terminated its contract with one of the vendors, which was an action contemplated in the original November 2001 restructuring plan for which an amount could not be reasonably estimated at that time.  This contract termination reduced the Company’s future commitments by approximately $60 million.  As of June 30, 2002, the Company had committed to purchase approximately $14 million of bundled internet access over twenty-nine months from the remaining vendor.  These services were previously purchased from other vendors on a usage basis.

In June 2000, the Company entered into a long-term construction contract to build a 1,550-mile fiber route system.  During the second quarter of 2002, the customer alleged a breach of contract and requested the Company to cease all construction activities, requested a refund of $62 million in progress payments previously paid to the Company, and requested conveyance of title to all routes constructed under the contract.  Subsequently, the Company notified the customer that such purported termination was improper and constituted a material breach under the terms of the contract, causing the Company to terminate the contract.  As a result of the contract termination during the second quarter of 2002, the Company expensed $13 million in both costs incurred under the contract and estimated shutdown costs, which have been reflected in cost of services and products in the Condensed Consolidated Statements of Operations and Comprehensive Income (Loss).  In addition, the Company’s balance sheet included $51 million in unbilled accounts receivable (including both signed change orders and claims) at June 30, 2002 related to this contract.  Based on information available as of June 30, 2002, the Company believes it is due significant amounts outstanding under the contract, including unbilled accounts receivable.  The timing and outcome of these issues are not currently predictable.  An unfavorable outcome could have a material effect on the financial condition of the Company.

At June 30, 2002, the Company’s balance sheet included $171 million in construction in progress.  Of the total construction in progress balance, $61 million was for costs incurred in the construction of certain telecommunication fiber routes for the Company’s own use that were not yet complete.  During the second quarter of 2002, construction activity for these routes was ceased due to a contract dispute and termination that affected the access to certain rights of way on the routes.  The outcome of these issues (see Note 7 of the Notes to Condensed Consolidated Financial Statements) could have a material impact on the remaining costs and feasibility of route completion.  The Company is currently evaluating its alternatives related to these routes, the outcome of which could result in a material, noncash impairment charge.

ITEM 3.  QUALITATIVE AND QUANTITIVE DISCLOSURES ABOUT MARKET RISK

Substantially all of the Company’s revenue is derived from domestic operations, so risk related to foreign currency exchange rates is considered minimal.

In December 2001, the Company began borrowing funds directly from the Parent Company’s credit facility.  As such, the Company is exposed to the impact of interest rate fluctuations.  To limit its exposure to movements in interest rates, the Parent Company uses a combination of variable rate short-term and fixed rate long-term derivative financial instruments.  The Company and the Parent Company do not hold or issue derivative financial instruments for trading purposes or enter into interest rate transactions for speculative purposes.  For a more detailed discussion of the Company’s use of financial instruments, see Note 5 of the Notes to Condensed Consolidated Financial Statements.

PART II.  OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

The information required by this Item is included in Note 7 of the Notes to Condensed Consolidated Financial Statements.

ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS

On July 24, 2002, the Company announced that it would defer the third quarter 2002 cash payment of the quarterly dividend on Broadwing Communications Inc.’s 12½% preferred shares, in accordance with the terms of the security.  The Company will continue to accrue the dividend in accordance with the terms of the security.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

ITEM 5.  OTHER INFORMATION

On July 15, 2002, Kevin W. Mooney, Chief Operating Officer of Broadwing Inc., was elected to serve as sole director of the Company.

At Broadwing Inc.’s quarterly Board of Directors meeting on July 24, 2002, Thomas L. Schilling was appointed as Chief Financial Officer of Broadwing Inc. and Broadwing Communications Inc.

ITEM  6.  EXHIBITS AND REPORTS ON FORM 8-K

Exhibits identified in parenthesis below, on file with the Securities and Exchange Commission (“SEC”) are incorporated herein by reference as exhibits hereto:

(a)           Exhibits.

2.1

Agreement and Plan of Merger dated as of July 20, 1999, among Cincinnati Bell Inc. (now known as Broadwing Inc.), IXC Communications, Inc. (now known as Broadwing Communications Inc.) and Ivory Merger Inc. (incorporated by reference to Exhibit 2.1 of Cincinnati Bell Inc.’s Form 8-K dated July 22, 1999 and filed with the SEC on July 23, 1999).

2.2

Amendment No. 1 dated as of October 13, 1999, among Cincinnati Bell Inc. (now known as Broadwing Inc.), IXC Communications, Inc. (now known as Broadwing Communications Inc.) and Ivory Merger Inc. (incorporated by reference to Exhibit 2.1 of Form 8-K dated October 14, 1999 and filed with the SEC on October 14, 1999).

3.1	Restated Certificate of Incorporation of Broadwing Communications Inc., as amended (incorporated by reference to Exhibit 3.1 of the 1999 Form 10-K).

3.2	Bylaws of Broadwing Communications Inc., as amended (incorporated by reference to Exhibit 3.2 of Form 10-Q for the quarter ended September 30, 1999 and filed on January 7, 2000, file number 1-5367).

4.1

Indenture dated as of October 5, 1995, by and among IXC Communications, Inc. (now known as Broadwing Communications Inc.), on its behalf and as successor-in-interest to I-Link Holdings, Inc. and IXC Carrier Group, Inc., each of IXC Carrier, Inc., on its behalf and as successor-in-interest to I-Link, Inc., CTI Investments, Inc., Texas Microwave Inc. and WTM Microwave Inc., Atlantic States Microwave Transmission Company, Central States Microwave Transmission Company, Telecom Engineering, Inc., on its behalf and as successor-in-interest to SWTT Company and Microwave Network, Inc., Tower Communication Systems Corp., West Texas Microwave Company, Western States Microwave Transmission Company, Rio Grande Transmission, Inc., IXC Long Distance, Inc., Link Net International, Inc. (collectively, the “Guarantors”), and IBJ Schroder Bank & Trust Company, as Trustee (the “Trustee”), with respect to the 12 ½% Series A and Series B Senior Notes due 2005 (incorporated by reference to Exhibit 4.1 of IXC Communications, Inc.’s and each of the Guarantor’s Registration Statement on Form S-4 filed with the SEC on April 1, 1996 (File No. 333-2936) (the “S-4”)).

4.2	Form of 12½% Series A Senior Notes due 2005 (incorporated by reference to Exhibit 4.6 of the S.4)

4.3

Form of 12½% Series B Senior Notes due 2005 and Subsidiary Guarantee (incorporated by reference to Exhibit 4.8 of IXC Communications, Inc.’s (now known as Broadwing Communications Inc.) Amendment No. 1 to Registration Statement on Form S-1 filed with the SEC on June 13, 1996 (File No. 333-4061) (the “S-1 Amendment”).

4.4

Amendment No. 1 to Indenture and Subsidiary Guarantee dated as of June 4, 1996, by and among IXC Communications, Inc. (now known as Broadwing Communications Inc.), the Guarantors and the Trustee (incorporated by reference to Exhibit 4.11 of the S-1 Amendment).

4.5

Indenture dated as of August 15, 1997, between IXC Communications, Inc. (now known as Broadwing Communications Inc.) and The Bank of New York (incorporated by reference to Exhibit 4.2 of IXC Communications, Inc.’s Current Report on Form 8-K dated August 20, 1997, and filed with the SEC on August 28, 1997 (the “8-K”).

4.6

First Supplemental Indenture dated as of October 23, 1997, among IXC Communications,  Inc., the Guarantors, IXC International, Inc. and IBJ Shroder Bank & Trust Company (incorporated by reference to Exhibit 4.13 of IXC Communications, Inc.’s Annual Report on Form 10-K for the year ended December 31, 1997, and filed with the SEC on March 16, 1998 (the “1997 10-K”).

4.7

Second Supplemental Indenture dated as of December 22, 1997, among IXC Communications, Inc. (now known as Broadwing Communications Inc.), the Guarantors, IXC Internet Services, Inc., IXC International, Inc. and IBJ Schroder Bank & Trust Company (incorporated by reference to Exhibit 4.14 of the 1997 10-K).

4.8

Third Supplemental Indenture dated as of January 6, 1998, among IXC Communications, Inc. (now known as Broadwing Communications Inc.), the Guarantors, IXC Internet Services, Inc., IXC International, Inc. and IBJ Schroder Bank & Trust Company (incorporated by reference to Exhibit 4.15 of the 1997 10-K).

4.9

Fourth Supplemental Indenture dated as of April 3, 1998, among IXC Communications, Inc. (now known as Broadwing Communications Inc.), the Guarantors, IXC Internet Services, Inc., IXC International, Inc., and IBJ Schroder Bank & Trust Company (incorporated by reference to Exhibit 4.15 of IXC Communications, Inc.’s Registration Statement on Form S-3 filed with the SEC on May 12, 1998 (File No. 333-52433).

4.10

Indenture dated as of April 21, 1998, between IXC Communications, Inc. (now known as Broadwing Communications Inc.) and IBJ Schroder Bank & Trust Company, as Trustee (incorporated by reference to Exhibit 4.3 of the April 22, 1998 8-K).

10.1

Amended and restated Credit Agreement dated as of November 9, 1999, amended and restated as of January 12, 2000 (“Credit Agreement”), among Cincinnati Bell Inc. (now known as Broadwing Inc.) and IXCS (now known as Broadwing Communications Inc.) as the Borrowers, Cincinnati Bell Inc. (now known as Broadwing Inc.) as Parent Guarantor, the Initial Lenders, Initial Issuing Banks and Swing Line Banks named herein, Bank of America, N.A., as Syndication Agent, Citicorp USA, Inc., as Administrative Agent, Credit Suisse First Boston and The Bank of New York, as Co-Documentation Agents, PNC Bank, N.A., as Agent and Salomon Smith Barney Inc. and Banc of America Securities LLC, as Joint Lead Arrangers.  (Amended and restated Credit Agreement filed as Exhibit (10)(i)(1) to Broadwing Inc. Form 10-Q, for the quarter ended March 31, 2000, File No. 1-8519).

10.1.1	Letter Amendment and Waiver No. 1 dated as of May 17, 2000 to the Credit Agreement. (Filed as Exhibit (10)(i)(1.1) to Broadwing Inc. Form 10-Q, for the quarter ended March 31, 2002, File No. 1-8519).

10.1.2	Letter Amendment No. 2 dated as of November 3, 2000 to the Credit Agreement. (Filed as Exhibit (10)(i)(1.2) to Broadwing Inc. Form 10-Q, for the quarter ended March 31, 2002, File No. 1-8519).

10.1.3	Letter Amendment and Waiver No. 3 dated as of June 12, 2001 to the Credit Agreement. (Filed as Exhibit (10)(i)(1.3) to Broadwing Inc. Form 10-Q, for the quarter ended March 31, 2002, File No. 1-8519).

10.1.4	Amendment No. 4 dated as of June 27, 2001 to the Credit Agreement. (Filed as Exhibit (10)(i)(1.4) to Broadwing Inc. Form 10-Q, for the quarter ended March 31, 2002, File No. 1-8519).

10.1.5	Amendment No. 5 dated as of December 13, 2001 to the Credit Agreement. (Filed as Exhibit (10)(i)(1.5) to Broadwing Inc. Form 10-Q, for the quarter ended March 31, 2002, File No. 1-8519).

10.1.6	Amendment No. 6 dated as of March 1, 2002 to the Credit Agreement. (Filed as Exhibit (10)(i)(1.6) to Broadwing Inc. Form 10-Q, for the quarter ended March 31, 2002, File No. 1-8519).

10.1.7	Amendment No. 7 dated as of March 15, 2002 to the Credit Agreement. (Filed as Exhibit (10)(i)(1.7) to Broadwing Inc. Form 10-Q, for the quarter ended March 31, 2002, File No. 1-8519).

10.1.8	Amendment No. 8 dated as of April 8, 2002 to the Credit Agreement. (Filed as Exhibit (10)(i)(1.8) to Broadwing Inc. Form 10-Q, for the quarter ended March 31, 2002, File No. 1-8519).

10.1.9	Amendment No 9 dated as of May 1, 2002 to the Credit Agreement. (Filed as Exhibit (10)(i)(1.9) to Broadwing Inc. Form 10-Q, for the quarter ended March 31, 2002, File No. 1-8519).

10.2	IRU Agreement dated as of November 1995 between WorldCom, Inc. and IXC Carrier, Inc. (incorporated by reference to Exhibit 10.11 of Amendment No. 1 to the S-4).

10.3.1*	Employment Agreement dated January 1, 1999 between the Company and Richard G. Ellenberger. (Exhibit (10)(iii)(A)(9) to the Broadwing Inc. Form 10-K for 1998, File No. 1-8519).

10.3.2*	Employment Agreement effective January 1, 1999 between the Company and Kevin W. Mooney. (Exhibit (10)(iii)(A)(ii) to the Broadwing Inc. Form 10-K for 1998, File No. 1-8519).

10.3.3*

Employment Agreement effective January 1, 2000 between the Company and Jeffrey C. Smith  (Exhibit (10)(iii)(A)(12) to the Broadwing Inc. Form 10-Q for the quarter ended March 31, 2001, File No. 1-8519).

10.3.4*

Employment Agreement effective July 24, 2002 between Broadwing Inc. and Thomas L. Schilling (Exhibit (10)(iii)(A)(13) to the Broadwing Inc. Form 10-Q for the quarter ended June 30, 2002, File No. 1-8519).

10.3.5*+	Employment Agreement effective December 31, 1998 between Broadwing Inc. and David A. Torline.

10.3.6*+	Employment Agreement effective May 7, 2001 between the Company and Jack J. Chidester.

10.3.7*+	Employment Agreement effective October 11, 2000 between the Company and Michael R. Jones.

99.1+	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

99.2+	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

+ Filed herewith.

* Management contract or compensatory plan required to be filed as an exhibit.

The Company will furnish any exhibit at cost.

(b)                                 No Reports on Form 8-K.

SIGNATURE

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

BROADWING COMMUNICATIONS INC.

August 13, 2002	By:	/s/ Thomas L. Schilling
Thomas L. Schilling
Chief Financial Officer