Form 10-Q
period 2002-09-30
BROADWING COMMUNICATIONS INC
filed 2002-11-15
CIK 1009532

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☒  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2002

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

The number of shares of Preferred Stock outstanding was 395,210 on October 31, 2002.

TABLE OF CONTENTS

PART I. Financial Information
Description

Item 1.	Financial Statements

Condensed Consolidated Statements of Operations and Comprehensive Income (Loss) (Unaudited) Three Months and Nine Months Ended September 30, 2002 and 2001

Condensed Consolidated Balance Sheets (Unaudited) September 30, 2002 and December 31, 2001

Condensed Consolidated Statements of Cash Flows (Unaudited) Nine Months Ended September 30, 2002 and 2001

Notes to Condensed Consolidated Financial Statements

Item 2.	Management’s Discussion and Analysis of Financial Condition And Results of Operations

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

Item 4.	Controls and Procedures

PART II. Other Information

Description

Item 1.	Legal Proceedings

Item 2.	Changes in Securities and Use of Proceeds

Item 3.	Defaults Upon Senior Securities

Item 4.	Submission of Matters to a Vote of Security Holders

Item 5.	Other Information

Item 6.	Exhibits and Reports on Form 8-K

Signature

Certifications

Form 10-Q Part I	Broadwing Communications Inc.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)

($ in Millions)

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2002	2001	2002	2001
		(as adjusted)		(as adjusted)
Revenue
Service revenue	$264.3	$283.7	$744.7	$828.8
Product revenue	31.9	22.4	98.7	96.3
Total revenue	296.2	306.1	843.4	925.1

Costs and expenses
Cost of services (excluding depreciation of $59.1, $57.6, $172.2 and $149.6, included below)	133.7	173.1	425.2	497.6
Cost of products	29.0	21.8	86.9	73.6
Selling, general and administrative	76.6	78.3	231.2	254.3
Depreciation	73.8	72.1	217.2	196.6
Amortization	6.2	27.8	18.6	83.5
Restructuring and other charges	5.0	—	21.0	—
Total costs and expenses	324.3	373.1	1,000.1	1,105.6

Operating loss	(28.1)	(67.0)	(156.7)	(180.5)

Equity loss in unconsolidated entities	—	—	—	4.0
Interest expense	18.4	18.0	50.9	53.2
Loss (gain) on investments, net	0.2	1.5	0.2	(10.7)
Other expense (income), net	0.1	4.0	(0.3)	3.4

Loss from operations before income taxes and cumulative effect of change in accounting principle	(46.8)	(90.5)	(207.5)	(230.4)

Income tax benefit	(17.4)	(26.6)	(73.9)	(63.1)

Net loss from operations before cumulative effect of change in accounting principle	(29.4)	(63.9)	(133.6)	(167.3)

Cumulative effect of change in accounting principle, net of taxes of $3.1	—	—	(2,008.7)	—

Net loss	(29.4)	(63.9)	(2,142.3)	(167.3)

Other comprehensive income, net of tax
Total other comprehensive income	—	—	—	—

Comprehensive loss	$(29.4)	$(63.9)	$(2,142.3)	$(167.3)

The accompanying notes are an integral part of the financial statements.

CONDENSED CONSOLIDATED BALANCE SHEETS

($ in Millions, Except Per Share Amounts)

(Unaudited)

	September 30, 2002	December 31, 2001
		(as adjusted)
Assets
Current Assets
Cash and cash equivalents	$13.0	$11.6
Receivables, less allowances of $20.7 and $22.7, respectively	178.0	175.6
Prepaid expenses and other current assets	18.5	18.2
Total current assets	209.5	205.4

Property, plant and equipment, net of accumulated deprecation of $758.4 and $553.6	2,017.8	2,182.0
Goodwill	—	2,007.7
Other intangibles, net	323.2	347.2
Deferred income tax benefits	141.6	233.2
Other noncurrent assets	7.6	2.3
Total Assets	$2,699.7	$4,977.8

Liabilities and Shareowners’ Equity (Deficit)
Current Liabilities
Current portion of long-term debt	$2.3	$3.2
Accounts payable	89.6	115.2
Accrued service cost	16.4	58.2
Accrued taxes	70.0	66.3
Accrued restructuring	36.1	70.4
Current portion of unearned revenue and customer deposits	104.5	150.5
Other current liabilities	51.0	39.3
Total current liabilities	369.9	503.1

Long-term debt, less current portion	1,706.5	1,560.3
Unearned revenue, less current portion	296.8	414.0
Other noncurrent liabilities	61.5	58.0

Total liabilities	2,434.7	2,535.4

12½% Junior Exchangeable Preferred Stock; $0.01 par value; authorized – 3,000,000 shares of all classes of preferred stock; 395,210 shares issued and outstanding and aggregate liquidation preference of $401.4 at September 30, 2002 and December 31, 2001	415.5	417.8

Commitments and contingencies	—	—

Shareowner’s Equity (Deficit)
Common stock, $0.01 par value; 100,000,000 shares authorized; 500,000 shares issued and outstanding at September 30, 2002 and December 31, 2001, respectively	—	—
Additional paid-in capital	2,882.7	2,917.4
Accumulated deficit	(3,033.2)	(892.8)
Accumulated other comprehensive income	—	—
Total shareowner’s equity (deficit)	(150.5)	2,024.6

Total Liabilities and Shareowners’ Equity (Deficit)	$2,699.7	$4,977.8

The accompanying notes are an integral part of the financial statements.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

($ in Millions)

(Unaudited)

	Nine Months Ended September 30,
	2002	2001
		(as adjusted)
Cash Flows from Operating Activities
Net loss	$(2,142.3)	$(167.3)
Adjustments to reconcile net loss to cash used in operating activities:
Cumulative effect of change in accounting principle, net of taxes	2,008.7	—
Depreciation	217.2	196.6
Amortization	18.6	83.5
Provision for loss on receivables	24.1	63.7
Equity loss in unconsolidated entities	—	4.0
Loss (gain) on investments, net	0.2	(10.7)
Deferred income taxes	(73.9)	(15.6)
Other, net	(0.1)	(1.3)

Changes in operating assets and liabilities:
Increase in receivables	(26.8)	(85.7)
Increase in other current assets	(0.2)	(21.8)
Decrease in accounts payable	(26.0)	(33.2)
Increase (decrease) in accrued and other current liabilities	93.0	(40.8)
Decrease in unearned revenue	(169.2)	(46.6)
Decrease (increase) in other assets and liabilities, net	13.0	(19.0)

Net cash used in operating activities	(63.7)	(94.2)

Cash Flows from Investing Activities
Capital expenditures	(56.9)	(406.7)
Proceeds from sale of investments	—	28.9

Net cash used in investing activities	(56.9)	(377.8)

Cash Flows from Financing Activities
Issuance of long-term debt	149.2	480.9
Repayment of long-term debt	(2.5)	(2.2)
Preferred stock dividends paid	(24.7)	(37.1)

Net cash provided by financing activities	122.0	441.6
Net increase (decrease) in cash and cash equivalents	1.4	(30.4)
Cash and cash equivalents at beginning of period	11.6	30.4

Cash and cash equivalents at end of period	$13.0	—

The accompanying notes are an integral part of the financial statements.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

1.                                      Basis of Presentation and Accounting Policies

Basis of Presentation — Broadwing Communications Inc. (“the Company”) is an Austin, Texas based provider of communications services.  The Company utilizes its advanced optical network consisting of approximately 18,700 route miles to provide broadband transport through private line and indefeasible right of use (“IRU”) agreements, Internet services utilizing ATM and frame relay technology, and long-distance services to both wholesale and retail markets.  The Company also offers data collocation, web hosting, information technology consulting (“IT consulting”), network construction and other services.  All of the Company’s common stock is directly owned by Broadwing Inc. (“Broadwing” or “the Parent Company”).

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

The adjustments referred to above are of a normal and recurring nature except for those outlined below and in Notes 2, 3, and 9.  Certain prior year amounts have been reclassified to conform to the current classifications with no effect on financial results.  Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to SEC rules and regulations.

The December 31, 2001 Condensed Consolidated Balance Sheet was derived from audited financial statements, but does not include all disclosures required by generally accepted accounting principles.  It is suggested that these Condensed Consolidated Financial Statements be read in conjunction with the notes thereto included in the Company’s 2001 Annual Report on Form 10-K.

Liquidity and Financial Resources — Both the Parent Company and the Company’s subsidiary, Broadwing Communications Services (“BCS’) are borrowers under the existing credit facility.  The Company is dependent on financing from its Parent Company to support ongoing operations.  As of September 30, 2002, the amount available to the Company and the Parent Company under the Parent Company’s credit facility was $187 million.  The Parent Company’s total credit facility will decrease throughout the remaining three months of 2002 to approximately $1.825 billion at December 31, 2002, due to approximately $1.2 million of scheduled repayments of the term debt portions of the credit facility and $33.8 million of scheduled amortization of the revolving portion of the credit facility.  The Parent Company believes that the borrowing availability will be sufficient to provide for financing requirements in excess of amounts generated by operations through September 30, 2003.  The Parent Company’s debt maturities currently total $205.4 million in 2003 and $994.9 million in 2004 inclusive of direct borrowings of BCS under the credit facility (for complete debt maturity schedule, refer to Note 4). The Parent Company’s ability to meet its principal debt payment obligations beyond September 30, 2003, of which most are obligations under the credit facility, is dependent on its ability to refinance its existing indebtedness.  The Parent Company is assessing a complete range of strategic alternatives, including raising capital, selling select assets, and discontinuing lines of business, in order to improve its financial position (refer to Note 10).  The Parent Company also plans to enter into discussion with its banks to amend various provisions of its credit facility, including extending the 2004 maturities.   If the Parent Company and/or BCS are unable to refinance its existing indebtedness or successfully negotiate amendments to its credit facility, there could be a material adverse impact on the Company’s operations.

Use of Estimates - The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported. Actual results could differ from those estimates.

Revenue Recognition - Revenue is generally recognized as services are provided.  Broadband transport revenue is generated primarily by providing capacity on the Company’s optical network at rates established under long-term contractual arrangements, such as IRUs as described below, or on a month-to-month basis.  While customers are billed in advance for month-to-month broadband transport services, revenue is recognized as the services are provided.  Both switched voice and data and internet service revenue are billed monthly in arrears, while the revenue is recognized as the services are provided.  Revenue from product sales and certain services is recognized upon performance of contractual obligations such as shipment, delivery, installation or customer acceptance.  Service activation revenue is deferred and recognized over the appropriate life for the associated service, in accordance with SEC Staff Accounting Bulletin No. 101, “Revenue Recognition in Financial Statements” (“SAB 101”).

IRUs represent the lease of network capacity or dark fiber and are recorded as unearned revenue at the earlier of the acceptance of the applicable portion of the network by the customer or the receipt of cash.  The buyer of IRU services typically pays cash upon execution of the contract, and the associated IRU revenue is then recognized over the life of the agreement as services are provided, beginning on the date of customer acceptance. In the event the buyer of an IRU terminates a contract prior to the contract expiration and releases the Company from the obligation to provide future services, the remaining unamortized unearned revenue is recognized in the period in which the contract is terminated.  In the third quarter of 2002 and the year-to-date period ended September 30, 2002, the Company recognized noncash, non-recurring revenue and operating income related to IRU terminations with bankrupt customers to whom the Company was no longer obligated to provide services, totaling $41.2 million and $58.7 million (net of a $4.25 million termination payment discussed in Note 9), respectively.  IRU and related maintenance revenue are included in the broadband transport category.

Construction revenue and estimated profits are recognized according to the percentage of completion method on a cost incurred to total costs estimated at completion basis.  The method is used because the Company can make reasonably dependable estimates of revenue and costs applicable to various stages of a contract.  As the financial reporting of these contracts depends on estimates that are continually assessed throughout the terms of the contracts, revenue recognized is subject to revision as the contracts near completion.  Revisions in estimates are reflected in the period in which the facts that give rise to the revision become known and could impact revenue and costs of services and products.  Construction projects are considered substantially complete upon customer acceptance.  In November 2001, the Company announced its intention to exit the construction business upon completion of one remaining contract as discussed in Note 3.  That contract is in dispute as discussed in Note 9.  The amount of construction revenue recognized totaled $22.9 million in the third quarter of 2001 and $76.6 million for the year-to-date period ended September 30, 2001.

Unbilled Receivables - Unbilled receivables arise from switched and data services rendered but not yet billed, in addition to network construction revenue that is recognized under the percentage-of-completion method.  Network construction receivables are billable upon achievement of contractual milestones or upon completion of contracts.  As of September 30, 2002 and December 31, 2001, unbilled receivables totaled $75 million and $69 million, respectively.  Unbilled receivables of $51 million and $45 million at September 30, 2002 and December 31, 2001, respectively, include both claims and signed change orders related to a construction contract that was terminated during the second quarter of 2002.  Management believes such amounts are valid and collectible receivables.  Refer to Note 9 for a detailed discussion of this construction contract.

Fiber Exchange Agreements - In connection with the development of its optical network, the Company entered into various agreements to exchange fiber usage rights.  The Company accounts for agreements with other carriers to exchange fiber asset service contracts either for capacity or services by recognizing the fair value of the revenue earned and expense incurred.   Exchange agreements accounted for noncash revenue and expense, in equal amounts, of approximately $2.0 million and $3.0 million in the third quarter of 2002 and 2001, respectively, and $6.0 million and $9.5 million in the first nine months of 2002 and 2001, respectively, with no impact on operating loss or net loss.

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

Pension and Postretirement Benefits – The Parent Company calculates net periodic pension and postretirement expenses and liabilities on an actuarial basis under the provisions of Statement of Financial Accounting Standards No. 87, “Employers’ Accounting for Pensions” and Statement of Financial Accounting Standards No. 106, “Employers’ Accounting for Postretirement Benefits Other Than Pensions”.  The key assumptions used in determining these calculations are disclosed in the Parent Company’s 2001 Annual Report on Form 10-K.  The most significant of these numerous assumptions, which are reviewed annually, include the discount rate, expected long-term rate of return on plan assets and health care cost trend rates.  The discount rate is selected based on current market interest rates on high-quality, fixed-rate debt securities.  The expected long-term rate of return on plan assets is based on the participants’ benefit horizon, the mix of investments held directly by the benefit plans and the current view of expected future returns, which is influenced by historical averages.  The health care cost trend rate is based on actual claims experience and future projections of medical cost trends.  A revision to these estimates would impact both cost of services and products and selling, general and administrative expenses.

During the nine months ended September 30, 2002, the value of the assets held in the Parent Company’s pension and postretirement trusts decreased approximately 20% as general equity market conditions deteriorated.  The asset decline is expected to increase the Company’s 2003 noncash operating expenses by approximately $5 million.  The Parent Company does not expect to make cash funding contributions to the pension trust in 2003, but anticipates a cash contribution of approximately $8 million in 2004.

Recently Issued Accounting Standards — In June 2001, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards No. 143, “Accounting for Asset Retirement Obligations” (“SFAS 143”).  This statement deals with the legally obligated costs of closing facilities and removing assets.  SFAS 143 requires entities to record the fair value of a legal liability for an asset retirement obligation in the period it is incurred.  This cost is initially capitalized and amortized over the remaining life of the underlying asset.  Once the obligation is ultimately settled, any difference between the final cost and the recorded liability is recognized as a gain or loss on disposition.  SFAS 143 is effective for fiscal years beginning after June 15, 2002.  The Company is currently evaluating the impact that SFAS 143 will have on its consolidated financial statements.

In June 2002, the FASB issued Statement of Financial Accounting Standards No. 146, “Accounting for Exit or Disposal Activities” (“SFAS 146”).  SFAS 146 addresses the recognition, measurement, and reporting of costs that are associated with exit and disposal activities, including costs related to terminating contracts that are not capital leases and termination benefits that involuntarily terminated employees receive in certain instances.  SFAS 146 supersedes Emerging Issues Task Force Issue No. 94-3, “Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)” (“EITF 94-3”) and requires liabilities associated with exit and disposal activities to be expensed as incurred.  SFAS 146 is effective for exit or disposal activities of the Company that are initiated after December 31, 2002.

2.                                      Goodwill and Intangible Assets

On June 29, 2001 the FASB issued Statement of Financial Accounting Standards No. 142, “Goodwill and Other Intangible Assets” (“SFAS 142”).  SFAS 142 requires cessation of the amortization of goodwill and indefinite lived intangible assets, which will amount to an annual decrease in amortization expense of $87 million compared to 2001, and annual impairment testing of those assets.  Intangible assets that have finite useful lives will continue to be amortized.  The Company adopted SFAS 142 on January 1, 2002, as required.  The Company completed the initial impairment test during the first quarter of 2002, which indicated that goodwill was impaired as of January 1, 2002.    In the second quarter of 2002, the Company recorded an impairment charge of $2,008.7 million, net of taxes, effective as of January 1, 2002.  The impairment charge is reflected as a cumulative effect of change in accounting principle, net of taxes, in the Condensed Consolidated Statements of Operations and Comprehensive Income (Loss).

The following table reconciles the Company’s third quarter and year-to-date 2001 net income, adjusted to exclude amortization of goodwill and indefinite lived intangible assets pursuant to SFAS 142, to the third quarter and year-to-date 2002 reported amounts:

	Three Months Ended September 30,		Nine Months Ended September 30,
($ in millions):	2002	2001	2002	2001
		(as adjusted)		(as adjusted)
Reported net loss from operations before cumulative effect of change in accounting principle	$(29.4)	$(63.9)	$(133.6)	$(167.3)
Add back: Goodwill amortization	—	18.2	—	54.5
Add back: Assembled workforce amortization, net of taxes	—	1.3	—	3.9
Adjusted net loss from operations before cumulative effect of change in accounting principle	$(29.4)	$(44.4)	$(133.6)	$(108.9)

Reported net loss	$(29.4)	$(63.9)	$(2,142.3)	$(167.3)
Add back: Goodwill amortization	—	18.2	—	54.5
Add back: Assembled workforce amortization, net of taxes	—	1.3	—	3.9
Adjusted net loss	$(29.4)	$(44.4)	$(2,142.3)	$(108.9)

The following table details the components of the carrying amount of intangible assets.  Intangible assets subject to amortization expense primarily relate to customer relationships acquired in connection with the Parent Company’s merger with the Company in November 1999:

($ in millions):	September 30, 2002	December 31, 2001

Indefinite-lived intangible assets	$—	$—

Intangible assets subject to amortization:
Gross carrying amount	403.8	426.2
Accumulated amortization	(80.5)	(79.0)
Net carrying amount	$323.3	$347.2

Total intangible assets	$323.3	$347.2

	Three Months Ended September 30,		Nine Months Ended September 30,
($ in millions)	2002	2001	2002	2001

Amortization expense of finite-lived other intangible assets	$6.2	$9.6	$18.6	$29.0

The estimated intangible asset amortization expense for each of the fiscal years 2002 through 2006 is approximately $25 million.

The following table presents a rollforward of the activity related to goodwill:

($ in millions):	Nine Months Ended September 30, 2002	Year Ended December 31, 2001

Beginning period
Goodwill balance	$2,007.7	$2,007.7

Reclassification of Assembled Workforce	4.1	—

Impairment charge	(2,011.8)	—

Period End Total	$—	$2,007.7

3.                                      Restructuring and Other Charges

September 2002 Restructuring Charge

During the third quarter of 2002, the Company recorded restructuring charges of $5.5 million.  The restructuring charge comprised $0.5 million related to employee separation benefits and $5 million related to contractual terminations associated with the Company’s exit of a product line (for a further discussion of the contractual termination refer to Note 9).  The restructuring costs include the cost of employee separation benefits, including severance, medical and other benefits, related to two employees of the Company.  Total cash expenditures during the third quarter of 2002 amounted to $5.5 million.

The following table illustrates the activity in this reserve since its inception:

Type of costs ($ in millions)	Initial Charge	Utilizations	Balance September 30, 2002

Employee separations	$0.5	$(0.5)	$—
Terminate contractual obligations	5.0	(5.0)	—
Total	$5.5	$(5.5)	$—

November 2001 Restructuring Plan

In November 2001, the Company’s management approved restructuring plans which included initiatives to close eight of the Company’s eleven data centers; reduce the Company’s expense structure; and exit the network construction line of business and other non-strategic operations.  In addition, the web hosting operations of a subsidiary of the Parent Company were transferred into a subsidiary of the Company effective January 1, 2002.  Total restructuring and impairment costs of $219.6 million were recorded in 2001 related to these initiatives.  The $219.6 million consisted of restructuring liabilities in the amount of $72.8 million and related noncash asset impairments in the amount of $146.8 million.  The restructuring charge was comprised of $11.1 million related to involuntary employee separation benefits, $61.4 million related to lease and other contractual terminations and $0.3 million relating to other restructuring charges.

During the first quarter of 2002, the Company recorded additional restructuring charges of $15.9 million resulting from employee separation benefits and costs to terminate contractual obligations, which were actions contemplated in the original plan for which an amount could not be reasonably estimated at that time.  In total, the Company expects this restructuring plan to result in cash outlays of $87.9 million and noncash items of $147.6 million.  The Company expects to complete the plan by December 31, 2002, except for certain lease obligations, which are expected to continue through December 31, 2005.

The restructuring costs include the cost of involuntary employee separation benefits, including severance, medical and other benefits related to 753 employees across all areas of the Company.  As of September 30, 2002, 720 employee separations had been completed which utilized reserves of $11.5 million, $10.9 million of which was cash.  Total cash expenditures in the first nine months of 2002 amounted to $47.8 million.

The following table illustrates the activity in this reserve since December 31, 2001:

Type of costs ($ in millions):	Balance December 31, 2001	Utilizations	Adjustments	Balance September 30, 2002

Employee separations	$8.1	$(8.5)	$0.5	$0.1
Terminate contractual obligations	60.1	(39.6)	15.3	35.8
Other exit costs	0.3	(0.4)	0.1	—
Total	$68.5	$(48.5)	$15.9	$35.9

1999 Restructuring Plan

Included in the allocation of the cost to acquire the Company in the fourth quarter of 1999 were restructuring costs associated with initiatives to more closely integrate operations of the Company with those of other subsidiaries of the Parent Company.  The total restructuring costs recorded in 1999 of $7.7 million included the costs of involuntary employee separation benefits related to 263 employees of the Company, costs associated with the closure of a variety of technical and customer support facilities, the decommissioning of certain switching equipment, and the termination of contracts with vendors.  As of December 31, 2000, all of the employee separations had been completed.  Total cash expenditures during the first nine months of 2002 amounted to $0.8 million.  These restructuring activities were completed in the third quarter of 2002, and the remaining balance of $0.5 million related to facility closure costs was reversed.

The following table illustrates the activity in this reserve since December 31, 2001:

Type of costs ($ in millions):	December 31, 2001	Utilizations	Adjustments	September 30, 2002

Facility closure costs	$1.3	$(0.8)	$(0.5)	$—

1999 Predecessor Restructuring Plan

In the third quarter of 1999, the Predecessor Company (IXC Communications, Inc.) recorded a charge of approximately $8.3 million relating to the restructuring of the organization and exiting of certain foreign operations.  The plan was developed prior to the merger with the Parent Company.  The workforce reduction of 15 employees included management, administrative and foreign sales personnel.  The remaining severance reserve of $0.2 million is expected to be paid by December 31, 2002.

The following table illustrates the activity in this reserve since December 31, 2001:

Type of costs ($ in millions):	Balance December 31, 2001	Utilizations	Adjustments	Balance September 30, 2002

Employee separations	$0.6	$(0.4)	$—	$0.2

4.                                      Debt

Long-term debt and capital lease obligations consist of the following at September 30, 2002 and December 31, 2001:

($ in millions)	September 30, 2002	December 31, 2001
		(as adjusted)
Short-term debt:
Capital lease obligations, current portion	$2.3	$3.2

Total short-term debt	$2.3	$3.2

Long-term debt:
Bank notes	$1,658.6	$1,510.8
9% Senior subordinated notes	46.0	46.0
Capital lease obligations, less current portion	1.1	2.7
12½% Senior notes	0.8	0.8

Total long-term debt	$1,706.5	$1,560.3

Bank Notes

The Parent Company’s credit facility, which also provides for direct borrowings from the facility by the Company’s subsidiary BCS, was obtained in November 1999 with total availability of $1.8 billion from a group of lending institutions.  The credit facility was increased to $2.1 billion in January 2000 and increased again to $2.3 billion in June 2001.  Total availability under the credit facility decreased to $1.860 billion as of September 30, 2002 following a $335 million prepayment of the outstanding term debt facilities in the first quarter of 2002 (resulting from the sale of substantially all of the assets of a subsidiary of the Parent Company), $4 million in scheduled repayments of the term debt facilities and $101 million in scheduled amortization of the revolving credit facility.  As of September 30, 2002, the total credit facility capacity consisted of $799 million in revolving credit, maturing in various amounts between 2002 and 2004, and $569 million in term loans from banking institutions and $492 million from non-banking institutions, maturing in various amounts between 2002 and 2007.

At September 30, 2002, BCS and the Parent Company had drawn approximately $1.661 billion from the credit facility capacity of $1.860 billion, and had outstanding letters of credit totaling $12 million, leaving $187 million in additional borrowing capacity under the facility.  Credit facility borrowings have been used by the Parent Company to refinance its debt and debt assumed as part of the merger with the Company in November 1999 and to fund both the Company’s and Parent Company’s capital expenditure program and other working capital needs.  The amount refinanced included approximately $404 million borrowed in order to redeem the majority of the outstanding 9% Senior Subordinated Notes assumed during the merger as part of a tender offer and $391 million in outstanding bank debt.  The tender offer was required under the terms of the bond indenture due to the change in control provision.

The credit facility’s financial covenants require that the Parent Company maintain certain debt to EBITDA, senior secured debt to EBITDA, debt to capitalization, and interest coverage ratios.  The facility also contains covenants, which, among other things, restrict the ability to incur additional debt or liens; pay dividends; repurchase Parent Company common stock; sell, lease, transfer or dispose of assets; make investments; and merge with another company.  In December 2001, the Parent Company obtained an amendment to the credit facility to substantially exclude charges associated with the November 2001 restructuring plan (refer to Note 3) from the covenant calculations.  In March 2002, the Parent Company obtained an amendment for certain financial calculations and consent to exclude charges related to SFAS 142, increase the ability to incur additional indebtedness and amend certain defined terms.

Prior to December 2001, the Company relied solely on advances from the Parent Company for funding of its operations and capital program in excess of cash provided by its operating activities.  In December 2001, the Company’s subsidiary BCS began borrowing funds directly from the credit facility.  At September 30, 2002 and December 31, 2001, the Company’s subsidiary BCS had drawn $155 million and $42 million directly from the credit facility.

In February 2002, the Parent Company’s corporate credit rating was downgraded by Moody’s Investors Service to Ba3 from its previous level of Ba1.  In March 2002, the Parent Company’s corporate credit rating was downgraded by Standard and Poor’s and Fitch Rating Service to BB from its previous level of BB+.  Prior to the downgrades, the Parent Company’s credit facility was secured only by a pledge of the stock certificates of certain subsidiaries, including Broadwing Communications Inc.  Upon the downgrades, the Parent Company also became obligated to provide certain guarantees and liens on the assets of both the Parent Company and the Company.  As a result of liens being placed on the Company’s assets, the debt previously shown as “Intercompany payable to Parent Company” in the Condensed Consolidated Balance Sheets has been reclassified and is presented as external credit facility debt of the Company.  Of the Company’s bank note balance of $1,658.6 million and $1,510.8 million as of September 30, 2002 and December 31, 2001, respectively, $1,503.6 million and $1,468.8 million, respectively, represents intercompany advances payable to the Parent Company, net of amounts due from the Parent Company’s other subsidiaries.

In May 2002, the Parent Company obtained an amendment to the credit facility to exclude certain subsidiaries from the obligation to secure the credit facility with subsidiary guarantees and asset liens, extend the time to provide required collateral and obtain the ability to issue senior unsecured indebtedness and equity under specified terms and conditions.  The amendment also placed additional restrictions on the Parent Company under the covenants related to indebtedness and investments, required the Parent Company to transfer its cash management system to a wholly-owned subsidiary and increased the interest rates on the total credit facility by 50 basis points.

The interest rates that could be charged on borrowings from the credit facility as of September 30, 2002 ranged from 150 to 350 basis points above the London Interbank Offering Rate (“LIBOR”) and were at 275 to 325 basis points above LIBOR, or 4.54% to 5.04%, respectively, based on the Parent Company’s credit ratings.  The Parent Company will incur commitment fees in association with this credit facility ranging from 37.5 basis points to 75 basis points of the unused amount of borrowings of the facility.

9% Senior Subordinated Notes

In 1998, the Company issued $450 million of 9% senior subordinated notes due 2008 (“the 9% notes”).  In January 2000, $404 million of the 9% senior subordinated notes were redeemed through a tender offer due to the change of control provision of the related indenture.  Accordingly, $46 million of the 9% notes remain outstanding at September 30, 2002.

The 9% notes are general unsecured obligations and are subordinate in right of payment to all existing and future senior indebtedness of the Company’s subsidiaries.  The 9% notes indenture includes a limitation on the amount of indebtedness that the Company can incur based upon the maintenance of either debt to operating cash flow or debt to capital ratios.  The 9% indenture also provides that if the Company incurs any additional indebtedness secured by liens on its property or assets that are subordinate to or equal in right of payment with the 9% notes, then the Company must secure the outstanding 9% notes equally and ratably with such indebtedness.  As of September 30, 2002, the Company had the ability to incur additional debt.

Capital Lease Obligations

The Company leases facilities and equipment used in its operations, some of which are required to be capitalized in accordance with Statement of Financial Accounting Standard No. 13, “Accounting for Leases” (“SFAS 13”).  SFAS 13 requires the capitalization of leases meeting certain criteria, with the related asset being recorded in property, plant and equipment and an offsetting amount recorded as a liability.  The Company had $3.4 million in total indebtedness relating to capitalized leases as of September 30, 2002, $1.1 million of which was considered long-term.

12½% Senior Notes

As of September 30, 2002, the Company had outstanding $0.8 million of 12½% senior notes maturing in 2005.

Debt Maturity Schedule

The following table summarizes the Parent Company’s maturities of debt obligations, excluding capital leases, as of September 30, 2002.  It reflects the $335 million prepayment of the outstanding term debt facilities in the first quarter of 2002 (resulting from the sale of substantially all of the assets of a subsidiary of the Parent Company) and a $20 million principal payment for obligations of a subsidiary of the Parent Company in the third quarter of 2002:

Annual Debt Obligations ($ in millions)

Payments Due by Period
Total	October 1, 2002 to December 31, 2002	2003	2004	2005	2006	2007	Thereafter
$2,521.6	$1.2	$205.4	$994.9	$24.9	$402.0	$72.6	$820.6

The following table summarizes the Parent Company’s quarterly maturities of debt obligations through December 31, 2003:

Quarterly Debt Obligations ($ in millions)

Payments Due by Period
Total	4Q 02	1Q 03	2Q 03	3Q 03	4Q 03
$206.6	$1.2	$1.2	$28.0	$51.9	$124.3

5.                                      Financial Instruments

The Company adopted Statement of Financial Accounting Standard No. 133, “Accounting for Derivative Instruments and Hedging Activities”  (“SFAS 133”) on January 1, 2001.  SFAS 133 requires that all derivative instruments be recognized on the balance sheet at fair value.  Fair values are determined based on quoted market prices of comparable instruments, if available, or on pricing models using current assumptions.  On the date the financial instrument contract is entered into, the Company designates it as either a fair value or cash flow hedge.

As of September 30, 2002, the Company was not a party to any derivative instruments.

6.                                      Redeemable Preferred Stock

In 1997, the Company issued 300,000 shares of 12½% Junior Exchangeable Preferred Stock (“12½% Preferreds”).  The 12½% Preferreds are mandatorily redeemable on August 15, 2009 at a price equal to their liquidation preference of $1,000 a share, plus accrued and unpaid dividends.

Through November 15, 1999, dividends on the 12½% Preferreds were being effected through additional shares of the 12½% Preferreds.  On November 16, 1999, the Company converted to a cash pay option for these dividends, and subsequently made its first cash payment on February 15, 2000.  At September 30, 2002, 395,210 shares of the redeemable preferred stock issue were outstanding with a carrying value of $415.5 million.  This preferred stock is not included in shareowners equity because it is mandatorily redeemable.

The Company announced that it would defer the August 15, 2002 and November 15, 2002 cash dividend payments on its 12½% preferred stock security, in accordance with the terms of the security, conserving $24.8 million in cash during the second half of 2002.  The dividends were accrued in the third quarter of 2002 and will accrue in the fourth quarter of 2002. The status of future quarterly dividend payments on the 12½% preferred stock security will be determined quarterly by the Company’s board of directors.  In November 2002, the 12½% preferred stock security was downgraded by Standard and Poor’s to D from its previous level of B.

7.                                      Concentrations of Credit Risk and Major Customers

The Company may be subject to credit risk due to concentrations of receivables from companies that are communications providers, internet service providers and cable television companies.  The Company performs ongoing credit evaluations of customers’ financial condition and typically does not require significant collateral.

Revenue from the Company’s ten largest customers accounted for approximately 45% and 40% of total revenue in the third quarter and first nine months of 2002, respectively.  Four of the Company’s ten largest customers were in Chapter 11 bankruptcy proceedings as of September 30, 2002.  Total revenue from these customers approximated 25% of consolidated revenue during the third quarter and 15% year-to-date in 2002.  Revenue from these bankrupt customers generated by amortization of IRU agreements and the early termination of two IRUs as discussed in Note 1, approximated 17% during the third quarter and 9% year-to-date in 2002.  In addition, a significant portion of the Company’s revenue is derived from large telecommunications carriers.  Revenue from telecommunications carriers accounted for 47% and 52% of total revenue in the third quarter and first nine months of 2002, respectively.

8.                                      Related Party Transactions

In the ordinary course of business, the Company provides services to and receives services from wholly owned subsidiaries of the Parent Company.  The Company provides long-distance services over its national optical network to customers of the

Parent Company’s Cincinnati Bell.  Any Distance (“CBAD”) subsidiary.  In addition, the Parent Company’s Cincinnati Bell Telephone (“CBT”) subsidiary resells the Company’s broadband services in its local franchise area.  Transactions with these entities totaled $19.0 million and $13.9 million in revenue for the third quarter of 2002 and 2001, respectively.  For the first nine months of 2002, revenue was $51.6 million compared to $38.2 million in 2001.

The Parent Company provides financial and treasury services, planning and financial analysis, communications, human resources support and corporate legal support.  The Parent Company bills the Company for services performed on its behalf.   These noncash service fees amounted to $2.0 million and $1.3 million for the third quarter of 2002 and 2001, respectively.  For the first nine months of 2002, the fees were $5.9 million compared to $3.8 million in 2001.

The Parent Company’s CBT subsidiary provides accounts payable processing, payroll processing and benefit related services on behalf of the Company.  These services were less than $1 million in all periods presented

The Company participates in the Parent Company’s centralized cash management system to finance operations.  Cash deposits from the Company and its subsidiaries are transferred to a subsidiary the Parent Company on a daily basis, and the Parent Company funds the Company’s disbursement accounts as required.  All related party transactions, including receivables and payables, are cleared through an intercompany account, which is ultimately settled at the Parent Company level.

The Company relies on advances from the Parent Company for the funding of operating and investing activities in excess of cash generated by its own operations.  Advances from the Parent Company bear interest at market rates, with the related interest expense being included in “Interest expense” on the Consolidated Statements of Operations and Comprehensive Income (Loss).  The average interest rate on these advances during the third quarter of 2002 was approximately 4.42% and for the first nine months was approximately 4.66%.  The amounts due to the Parent Company of $1,503.6 million at September 30, 2002 and $1,468.8 million at December 31, 2001 are presented net of the amounts due to or from other subsidiaries of the Parent Company.

The following table summarizes the Company’s intercompany revenue, corporate allocations and shared services allocations ($ in millions):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2002	2001	2002	2001
Statements of Operations Data:
Intercompany revenue
Cincinnati Bell Telephone	$8.2	$3.1	$18.8	$7.9
Cincinnati Bell Any Distance	10.8	10.7	32.7	30.1
Other	—	0.1	0.1	0.2
Total intercompany revenue	$19.0	$13.9	$51.6	$38.2

Intercompany cost of services	$9.6	$9.3	$28.9	$26.6
Intercompany selling, general and administrative expenses
Corporate allocations	2.0	1.3	5.9	3.8
Shared service allocations	0.1	0.2	0.3	0.7
Intercompany interest expense, net of capitalized interest of $1.9, $3.5, $6.5, $19.6 respectively	15.6	16.6	43.5	48.9

Total intercompany expenses	$31.0	$30.8	$90.2	$90.4

	September 31, 2002	December 31, 2002
Balance Sheet Data:
Intercompany payable to Parent Company	$1,503.6	$1,468.8

9.             Commitments and Contingencies

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

In 2001, the Company entered into an agreement with Teleglobe Inc. (“Teleglobe”), a Reston, Virginia-based telecommunications company which stated that the Company would purchase $90 million of services and equipment from Teleglobe over four years.  In September 2002, the Company terminated the agreement for a payment of $4.25 million to Teleglobe, which released the Company from $63.0 million of future commitments (refer to Note 1).

In 2001 and 2000, the Company entered into agreements with two vendors to provide bundled internet access to its customers based on a monthly maintenance fee.  In March 2002, the Company terminated its contract with one of the vendors (refer to Note 3).  This contract termination reduced the Company’s future commitments by approximately $60 million.  In

September 2002, the Company terminated its remaining contract as part of its third quarter restructuring (refer to Note 3), which eliminated the remaining $13 million of future commitments related to bundled internet access.

In June 2000, the Company entered into a long-term construction contract to build a 1,550-mile fiber route system.  During the second quarter of 2002, the customer alleged a breach of contract and requested the Company to cease all construction activities, requested a refund of $62 million in progress payments previously paid to the Company, and requested conveyance of title to all routes constructed under the contract.  Subsequently, the Company notified the customer that such purported termination was improper and constituted a material breach under the terms of the contract, causing the Company to terminate the contract.  As a result of the contract termination, the Company expensed $13 million in both costs incurred under the contract and estimated shutdown costs during the second quarter of 2002, which have been reflected in cost of services and products in the Condensed Consolidated Statements of Operations and Comprehensive Income (Loss).  In addition, the Company’s balance sheet included $51 million in unbilled accounts receivable (including both signed change orders and claims) and $61 million in construction in progress at September 30, 2002 related to this contract.  Based on information available as of September 30, 2002, the Company believes it is due significant amounts outstanding under the contract, including unbilled accounts receivable and the related construction in progress.  The Company expects this matter to be resolved through arbitration.  The timing and outcome of these issues are not currently predictable.  An unfavorable outcome could have a material effect on the financial condition of the Company.

10.          Subsequent Events

In October 2002, the Company initiated a restructuring that is intended to reduce its annual expenses by approximately $200 million compared to 2002 and enable it to become cash flow positive.  The plan includes initiatives to reduce the workforce by approximately 500 positions, reduce line costs by approximately 25% through network grooming, optimization, and rate negotiations; and exit the wholesale international voice business.  The Company expects to record a cash restructuring charge of approximately $10 million during the fourth quarter of 2002 related to employee severance benefits.

On October 30, 2002, a purported class action lawsuit was filed in the United States District Court for the Southern District of Ohio on behalf of purchasers of the securities of the Parent Company between January 17, 2001 and May 20, 2002, inclusive (the “Class Period”).  The complaint alleges that the Parent Company, its former Chief Executive Officer  (“CEO”) and its current CEO violated federal securities laws arising out of allegedly issuing material misrepresentations to the market during the Class Period which resulted in artificially inflating the market price of the Parent Company’s securities.  Subsequent to October 30, 2002 through November 11, 2002, seven additional notices and/or lawsuits have been filed against the Parent Company making similar claims.  The Parent Company intends to defend these claims vigorously.

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

Critical Accounting Policies

The preparation of consolidated financial statements requires the Company to make estimates and judgments that affect the reported amounts of assets, liabilities, revenue and expenses.  The Company continually evaluates its estimates, including those related to revenue recognition, bad debts, investments, intangible assets, income taxes, fixed assets, access line costs, restructuring, reciprocal compensation, pensions, other postretirement benefits, contingencies and litigation.  The Company bases its estimates on historical experience and on various other assumptions that are believed to be reasonable under the facts and circumstances.  Actual results may differ from these estimates under different assumptions or conditions.

The Company believes the following critical accounting policies impact its more significant judgments and estimates used in the preparation of its consolidated financial statements.  For a more detailed discussion of the application of these and other accounting policies, please refer to Note 1 of the Notes to Condensed Consolidated Financial Statements:

Revenue Recognition – The Company generally recognizes revenue as services are provided.    Revenue from product sales is generally recognized upon performance of contractual obligations, such as shipment, delivery, installation or customer acceptance.  Indefeasible right-of-use agreements, or IRUs, represent the lease of network capacity or dark fiber and are recorded as unearned revenue at the earlier of the acceptance of the applicable portion of the network by the customer or the receipt of cash.  The buyer of IRU services typically pays cash upon execution of the contract, and the associated IRU revenue is then recognized over the life of the agreement as services are provided, beginning on the date of customer acceptance.  In the event the buyer of an IRU terminates a contract prior to the contract expiration and releases the Company from the obligation to provide future services, the remaining unamortized unearned revenue is recognized in the period in which the contract is terminated.  The Company’s largest IRU contract, which contributed $26 million to revenue and operating income in the third quarter of 2002, will expire in May 2003.

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

Since the Company’s merger with the Parent Company in November 1999, the Company has not entered into any significant fair value fiber exchange agreements.  For certain preacquisition fiber exchange agreements with other carriers, the Company recognizes the fair value of revenue earned and the related expense in offsetting amounts over the life of the agreement.  In no instances has the Company recognized revenue upon execution of any such fiber exchange agreements or capitalized any expenses associated therewith.

Deferred Tax Asset - As of September 30, 2002, the Parent Company had approximately $835 million of federal operating loss tax carryforwards with a related tax benefit of $292 million, primarily generated by the Company.  In addition, the Parent Company had approximately $84 million in deferred tax assets related to state and local operating loss tax carryforwards.  For certain state and local jurisdictions in which the Company has determined it is more likely than not that certain deferred tax assets (including operating loss carryforwards) will not be realized, the Company has provided a valuation allowance, which amounted to $104 million as of September 30, 2002.  In evaluating the amount of valuation allowance, the Company considers prior operating results, future taxable income projections, expiration of tax loss carryforwards and ongoing prudent and feasible tax planning strategies.  Based on this evaluation and on the assumptions used as of September 30, 2002, the Company believes the realization of this deferred tax asset for federal and unitary state purposes is reasonably assured.  If these estimates change, the revision to the valuation allowance would impact income tax expense and net income in the period recorded.  The tax loss carryforwards will generally expire between 2010 and 2021.

Asset Impairments - As of September 30, 2002, the Company had fixed assets with a net carrying value of $2.0 billion and intangible assets of $323 million.  The value of these assets is evaluated when events or changes in circumstances indicate that the carrying amount of the assets may not be recoverable.  An impairment loss would be recognized when estimated future undiscounted cash flows expected to result from the use of the asset and its eventual disposition are less than its carrying amount, with the loss measured based on discounted expected cash flows.  The Company performed an evaluation of both its tangible and intangible assets as of December 31, 2001 and determined that the assets were not impaired under the accounting guidance then in effect.  The Company will perform its annual analysis during the fourth quarter of 2002.

As disclosed in Note 2 of the Notes to Condensed Consolidated Financial Statements, the Company was required to adopt Statement of Financial Accounting Standards No. 142, “Goodwill and Other Intangible Assets” (“SFAS 142”), on January 1, 2002, which resulted in a write down of goodwill of $2 billion.

Pension and Postretirement Benefits – Annually, the Parent Company calculates net periodic pension and postretirement expenses and liabilities on an actuarial basis under the provisions of Statement of Financial Accounting Standards No. 87, “Employers’ Accounting for Pensions” (“SFAS 87”) and Statement of Financial Accounting Standards No. 106, “Employers’ Accounting for Postretirement Benefits Other Than Pensions” (“SFAS 106”).  The key assumptions used in determining these calculations are disclosed in the Parent Company’s annual report on Form 10-K.  The most significant of these numerous assumptions, which are reviewed annually, include the discount rate, expected long-term rate of return on plan assets and health care cost trend rates.  The discount rate is selected based on current market interest rates on high-quality, fixed-rate debt securities.  The expected long-term rate of return on plan assets is based on the participants benefit horizon, the mix of investments held directly by the plans and the current view of expected future returns, which is influenced by historical averages.  The health care cost trend rate is based on actual claims experience and future projections of medical cost trends.  A revision to these estimates would impact costs of services and products and selling, general and administrative expenses.

During the nine months ended September 30, 2002, the value of the assets held in the Parent Company’s pension and postretirement trusts decreased approximately 20% as general equity market conditions deteriorated.  The asset decline is expected to increase the Company’s 2003 noncash operating expenses by approximately $5 million.  The Parent Company does not expect to make cash funding contributions to the pension trust in 2003, but anticipates a cash contribution of approximately $8 million in 2004.

Results of Operations

A tabular presentation of the Company’s financial results for the three and nine months ended September 30, 2002 and 2001 that are referred to in this discussion can be found in the Condensed Consolidated Statements of Operations and Comprehensive Income (Loss) on page 1 of this Report on Form 10-Q.  Results for interim periods may not be indicative of the results for the full years.

On January 1, 2002, the web hosting operations of a subsidiary of the Parent Company were transferred to a subsidiary of the Company.  Accordingly, the historical results of operations, balance sheets and cash flows have been recast to reflect this transfer of operations in all periods presented.

The table below presents revenue for groups of similar products and services:

	(Unaudited) Three Months Ended September 30,				(Unaudited) Nine Months Ended September 30,
($ in millions)	2002	2001	$ Change	% Change	2002	2001	$ Change	% Change

Revenue
Broadband transport	$142.5	$125.7	$16.8	13%	$373.2	$358.4	$14.8	4%
Switched voice services	80.5	96.5	(16.0)	(17)%	252.8	292.8	(40.0)	(14)%
Data and Internet	33.8	29.3	4.5	15%	98.1	94.0	4.1	4%
IT consulting	39.3	31.7	7.6	24%	118.3	103.3	15.0	15%
Network construction and other services	0.1	22.9	(22.8)	(100)%	0.9	76.6	(75.7)	(99)%

Total revenue	296.2	306.1	(9.9)	(3)%	843.3	925.1	(81.8)	(9)%

Revenue

The Company’s revenue decreased $10 million, or 3%, to $296 million in the third quarter of 2002 compared to the same period in 2001.  Similarly, revenue decreased $82 million, or 9%, to $843 million in the first nine months of 2002 compared to the same period in 2001.  Approximately $23 million of the decrease in third quarter of 2002 and $76 million of the decrease in the first nine months of 2002 was attributable to network construction, as the Company decided to exit that business as part of the November 2001 restructuring plan (refer to Note 3 of the Notes to the Condensed Consolidated Financial Statements).  Revenue from switched voice services decreased $16 million for the quarter and $40 million year-to-date compared to the same periods in 2001.  These decreases were partially offset by a non-recurring, noncash increase in revenue of $41 million in the third quarter of 2002 and $59 million in the first nine months of 2002, resulting from terminations of two IRU contracts in conjunction with customers’ bankruptcies, and a significant reduction in uncollectible revenue due to tightened credit policies.

Broadband transport revenue in the third quarter of 2002 increased $17 million, or 13%, to $143 million compared to the third quarter of 2001.  The increase is the result of an increase in revenue from the termination of an IRU contract with one of the Company’s customers who filed for Chapter 11 bankruptcy protection.  As a result of the contract termination, $41 million of non-recurring, noncash revenue was recognized in the third quarter of 2002.  This increase was partially offset by lower dedicated optical circuit revenue as demand from emerging carriers continued to decrease.  The Company’s largest IRU contract, which contributed $26 million to revenue and operating profit in the third quarter of 2002, will expire in May 2003.  In addition, premature IRU terminations going-forward could cause significant one-time, noncash increases in revenue and profit, similar to the $59 million recorded in the first nine months of 2002.

Broadband transport revenue for the first nine months of 2002 increased $15 million, or 4%, compared to the first nine months of 2001 to $373 million.  The increase was the result of IRU terminations with two customers, which increased revenue by $59 million, a reduction in uncollectible revenue noted above, and an increase in revenue from IRU amortization related to the second quarter 2001 renegotiation of IRU contracts with a large customer as a result of that customer’s bankruptcy. In order for these contracts to survive the customer’s bankruptcy, the contracts were adjusted to reduce the services provided, update the operations and maintenance fees to a current market rate and shorten the lives of the agreements.  The increase was partially offset by the decrease in optical circuit revenue.

Switched voice services revenue decreased 17% in the third quarter of 2002 and 14% for the nine-month period ended September 30, 2002, or $16 million and $40 million, respectively, from prior year periods.  The decrease in revenue was the result of the Company’s continued focus on higher margin business and declining rates and volume due to intense competition, partially offset by a reduction in uncollectible revenue discussed above.  In addition, the Company announced a restructuring plan in the fourth quarter of 2002, which included exiting the international switched wholesale business.  Based on this plan, the Company expects switched voice service revenue to continue to decline going-forward.  The international switched wholesale business accounted for $18 million in revenue during the third quarter of 2002 and $61 million in the nine-month period ended September 30, 2002, but contributed an immaterial amount of operating income in both periods.

Data and Internet revenue increased $5 million, or 15%, in the third quarter of 2002 compared to the third quarter of 2001, and increased 4% over the first nine months of 2002 compared to the same period in 2001.  In both periods, revenue continued to increase on the strength of demand for dedicated IP and ATM/frame relay services.  These increases were partially offset in both periods by a decrease in equipment sales, a decrease in revenue related to the exit of the bundled internet access business (refer to Note 9 of the Notes to the Condensed Consolidated Financial Statements), and an anticipated decrease in data collocation revenue, as the Company closed eight of its eleven data centers as part of its November 2001 restructuring plan.

IT consulting revenue increased 24% during the third quarter of 2002 and 15% for the nine-month period ended September 30, 2002, or $8 million and $15 million, respectively, from prior year periods as a result of increased hardware sales.  Revenue from services and hardware sales comprised 19% and 81%, respectively, of total IT consulting revenue during the third quarter of 2002, and 20% and 80%, respectively, during the nine-month period ended September 30, 2002, compared to 27% and 73% in the third quarter of 2001 and 21% and 79% in the first nine months of 2001.

Network construction and other services revenue decreased $23 million, or 100%, in the third quarter of 2002 versus the prior year quarter and $76 million, or 99%, year-to-date, as a result of the termination of a large, joint-use construction contract during the second quarter of 2002.  The termination is discussed in further detail in Note 9 of the Notes to Condensed Consolidated Financial Statements.  As further discussed in Note 3 of the Notes to the Condensed

Consolidated Financial Statements, the Company’s November 2001 restructuring plan included plans to exit the network construction business upon completion of that large project.

Costs and Expenses

Cost of services primarily reflects access charges paid to local exchange carriers and other providers, transmission lease payments to other carriers, costs incurred for network construction projects and personnel costs for IT consulting.  In the third quarter of 2002, cost of services amounted to $134 million, a 23% decrease compared to the $173 million incurred during the third quarter of 2001.  In the nine-month period ended September 30, 2002, the $425 million of costs represented a 15% decrease compared to the $498 million incurred during the same period in 2001.  These decreases in both periods were driven primarily by lower switched voice services and network construction revenue and include cost reductions implemented as part of the November 2001 restructuring plan (refer to Note 3 of the Notes to Condensed Consolidated Financial Statements), offset by an increase in local access charges associated with the Company’s continued penetration of enterprise customer accounts.  The first nine months of 2002 also included a non-recurring charge of $13 million for costs associated with the termination of the Company’s uncompleted network construction contract currently under dispute.  See a detailed discussion of this contract dispute in Note 9 of the Notes to Condensed Consolidated Financial Statements.

Cost of products is primarily comprised of hardware costs for IT consulting.  In the third quarter of 2002, cost of products was $29 million, a 33% increase compared to the $22 million incurred during the third quarter of 2001.  In the first nine months of 2002, cost of products was $87 million, an 18% increase compared to the $74 million incurred during the same period in 2001.  The increase in the third quarter of 2002 was driven by an increase in hardware revenue. In the first nine months of 2002 costs increased more than revenue due to sales of lower margin products in 2002.

SG&A expenses decreased 2% to $77 million in the third quarter of 2002 and decreased 9% to $231 million in the first nine months of 2002, as compared to the respective prior year periods.  The decrease in both periods was due primarily to a decrease in employee costs, as headcount was approximately 900 lower at September 30, 2002 than at September 30, 2001, and lower marketing expenses.  These decreases were offset by a decrease in capitalized overhead costs associated with the completion of the Company’s national optical network.

Depreciation expense increased by 2%, or $2 million, to $74 million in the third quarter of 2002 compared to $72 million in the third quarter of 2001.  For the first nine months of 2002, depreciation expense increased to $217 million from $197 million, or 10%. The increase in both periods was primarily driven by the completion of the build-out of the Company’s national optical network.

Amortization expense of $6 million in the third quarter of 2002 and $19 million through the first nine months of 2002, related to intangible assets acquired in connection with various acquisitions.  Amortization expense in the third quarter of 2002 decreased by $22 million compared to the third quarter of 2001.  For the first nine months of 2002, amortization expense decreased by $65 million compared to the same period in 2001.  The decreases in both periods were the result of the Company ceasing amortization of goodwill upon the adoption of SFAS 142 on January 1, 2002.  A pro forma presentation of the impact of adopting SFAS 142 is provided in Note 2 of the Notes to Condensed Consolidated Financial Statements.

During the third quarter of 2002, the Company recorded restructuring charges of $6 million.  The restructuring charge consisted of $1 million related to employee separation benefits and $5 million related to contractual terminations.  The restructuring costs include the cost of employee separation benefits, including severance, medical and other benefits, related to two employees of the Company.  Total cash expenditures during the third quarter of 2002 amounted to $6 million.  Refer to Note 3 of the Notes to Condensed Consolidated Financial Statements for a detailed presentation of the components of the charge.

In November 2001, the Company adopted a restructuring plan that included initiatives to consolidate data centers, reduce the expense structure, exit the network construction business and eliminate other nonstrategic operations.  Restructuring and impairment costs of $220 million were recorded in the fourth quarter of 2001 related to these initiatives.  An additional $16 million in restructuring costs was incurred in the first quarter of 2002 relating to costs for employee termination benefits and termination of a contractual commitment with a vendor.  Total restructuring and impairment costs of $236 million incurred from November 2001 through September 30, 2002 consisted of restructuring liabilities in the amount of $89 million and related noncash asset impairments in the amount of $147 million.  The Company expects total cash expenditures related to the plan to be $88 million.  Through September 30, 2002, the Company had utilized $49 million of the $89 million reserve, of which approximately $48 million was cash expended.  The Company expects to realize approximately $85 million in annual capital expenditure and expense savings from this restructuring plan relative to expenses and capital expenditures incurred in 2001.  The Company expects to complete the plan by December 31, 2002, except for certain lease obligations, which are expected to continue through December 31, 2005.  A detailed presentation of restructuring and other charges is presented in Note 3 of the Notes to Condensed Consolidated Financial Statements.

In the third quarter of 2002, the restructuring activities for the 1999 Restructuring Plan were completed.  See Note 3 of the Notes to Condensed Consolidated Financial for detailed discussion on the 1999 Restructuring Plan.  The remaining reserve balance of $0.5 million related to facility closure costs was reversed in the third quarter of 2002.

The operating loss decreased by $39 million, or 58%, to $28 million in the third quarter of 2002 compared to a loss of $67 million the third quarter of 2001.  The operating loss decreased year-to-date by $24 million, or 13%, to $157 million compared to a loss of $181 million the same period in 2001. The drivers in both periods of 2002 included $41 million for the third quarter and $59 million year-to-date related to the termination of IRU contracts with bankrupt customers.  In addition, the operating loss in both periods decreased due to a decrease in amortization expense related to SFAS 142, and cost reductions implemented as part of the November 2001 restructuring plan.  The revenue increase and expense decrease were partially offset by an increase in depreciation and restructuing expenses.

The Company recorded a $4 million equity-share loss on its Applied Theory investment in the first nine months of 2001 and no gain or loss in the first nine months of 2002.  The Company discontinued use of equity method accounting during the second quarter of 2001 because its ownership percentage in Applied Theory dropped below 20% and it no longer held a seat on Applied Theory’s board of directors.  As a result, the Company no longer had significant influence over the operations of Applied Theory.  As of December 31, 2001, the Company had liquidated its entire position in Applied Theory.

Interest expense of $18 million in the third quarter of 2002 increased 2%, compared to the third quarter of 2001.  The increase was the result of increasing debt, partially offset by lower interest rates.  In first nine months of 2002, interest expense decreased to $51 million from $53 million in the same period of 2001.  The decrease was the result of lower interest rates, partially offset by increasing debt and a reduction in the amount of interest capitalized, as overall capital expenditures continued to decline.  Refer to Note 4 of the Notes to Condensed Consolidated Financial Statements for a detailed discussion of interest expense and indebtedness.

The loss on investments was less than $1 million in the third quarter of 2002 compared to a $2 million loss in the third quarter of 2001.  The prior year quarter included nonrecurring, realized losses of $2 million on the sale of a portion of the Company’s investment in Applied Theory.  On a year-to-date basis, the loss on investments was less than $1 million in 2002 compared to a gain of $11 million in the first nine months of 2001.  The prior year period included nonrecurring, realized gains of $17 million on the sale of PSINet stock, offset by realized losses on the sale of a portion of the Company’s investment in Applied Theory.

The Company recorded an income tax benefit in the third quarter of 2002 of $17 million versus the $27 million benefit recorded in the same period of 2001.  For the first nine months of 2002, the Company recorded a $74 million income tax benefit versus a $63 million benefit during the same period in 2001.  The effective tax rate of 36% in the first nine months of 2002 was 9 points higher than the effective tax rate in the same period of 2001 due to a decrease in nondeductible goodwill amortization upon the adoption of SFAS 142.

Effective January 1, 2002, the Company recorded a $2,009 million expense as a cumulative effect of a change in accounting principle, net of taxes, related to the adoption of SFAS 142.  The write down of goodwill, finalized in the second quarter of 2002, was related to the fair value of goodwill associated with the acquisition of the Company by the Parent Company in

1999.  Refer to Note 2 of the Notes to Condensed Consolidated Financial Statements for a detailed discussion of the adoption of SFAS 142.

The Company reported a net loss of $29 million in the third quarter of 2002 compared to a net loss of $64 million in the same period of 2001.  Year-to-date, the Company reported a net loss of $2,142 million compared to a loss of $167 million in the same period of 2001.

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

Financial Condition

Capital Investment, Resources and Liquidity

As the Company’s businesses evolve and capital spending decreases, the Company will focus its reduced capital spending requirements toward revenue-generating initiatives, which occur primarily as customers are added to the Company’s network.  The Company intends to generate revenue and expand margins by increasing the utilization of its completed network.  However, the Company expects that capital expenditures will exceed positive cash flow generated by its operations and therefore drive the need for additional borrowings for the foreseeable future.

Since the merger between the Company and of the Parent Company in November 1999, the Company has relied on a $2.3 billion credit facility with a group of lending institutions, secured by the Parent Company which provides for direct borrowings from the facility by the Company’s subsidiary BCS, in order to fund its capital expenditures.  Total availability under this credit facility decreased to $1.860 billion as of September 30, 2002 following a $335 million prepayment of the outstanding term debt facilities in the first quarter (resulting from the sale of substantially all of the assets of a subsidiary of the Parent Company), $4 million in scheduled repayments of the term debt facilities and $101 million in scheduled amortization of the revolving credit facility.  As of September 30, 2002, the total credit facility capacity consisted of $799 million in revolving credit, maturing in various amounts between 2002 and 2004, and $569 million in term loans from banking institutions and $492 million from non-banking institutions, maturing in various amounts between 2002 and 2007.

At September 30, 2002, BCS had drawn approximately $1.661 billion from the credit facility capacity of $1.860 billion, and had outstanding letters of credit totaling $12 million, leaving $187 million in additional borrowing capacity under its revolving credit facility.  The credit facility borrowings have been used by the Parent Company to refinance its debt and debt assumed as part of the merger with the Company in November 1999 and to fund both the

Company’s and Parent Company’s capital expenditure program and other working capital needs.  The amount refinanced included approximately $404 million borrowed in order to redeem the majority of the outstanding 9% Senior Subordinated Notes assumed during the merger as part of a tender offer and $391 million in outstanding bank debt.  The tender offer was required under the terms of the bond indenture due to the change in control provision.

The credit facility will decrease throughout the remaining three months of 2002 to approximately $1.825 billion at December 31, 2002 due to approximately $1 million of scheduled repayments of the term debt portions of the credit facility and $34 million of scheduled amortization of the revolving portion of the credit facility.  The Parent Company believes that the borrowing availability under the credit facility will be sufficient to provide for the financing requirements in excess of amounts generated by operations through September 30, 2003.  The Parent Company’s debt maturities currently total $205.4 million in 2003 and $994.9 million in 2004 inclusive of the direct borrowings of BCS under the credit facility (for complete debt maturity schedule, refer to the table below). The Parent Company’s ability to meet its principal debt payment obligations beyond September 30, 2003, of which most are obligations under the credit facility, is dependent on its ability to refinance its existing indebtedness.  The Parent Company is assessing a complete range of strategic alternatives, including raising capital, selling select assets, and discontinuing lines of business, in order to improve its financial position.  The Parent Company also plans to enter into discussion with its banks to amend various provisions of its credit facility, including extending the 2004 maturities.  If the Parent Company and/or BCS are unable to refinance its existing indebtedness or successfully negotiate amendments to its credit facility, there could be a material adverse impact on the Company’s operations.

The following table summarizes the Parent Company’s maturities of debt obligations, including the direct borrowings of BCS under the credit facility, excluding capital leases, as of September 30, 2002.  It reflects the $335 million prepayment of the outstanding term debt facilities in the first quarter of 2002 (resulting from the sale of substantially all of the assets of a subsidiary of the Parent Company) and a $20 million payment of obligations of a subsidiary of the Parent Company in the third quarter of 2002:

Annual Debt Obligations ($ in millions)

Payments Due by Period
Total	October 1, 2002 to December 31, 2002	2003	2004	2005	2006	2007	Thereafter
$2,521.6	$1.2	$205.4	$994.9	$24.9	$402.0	$72.6	$820.6

The following table summarizes the Parent Company’s quarterly maturities of debt obligations through December 31, 2003:

Quarterly Debt Obligations ($ in millions)

Payments Due by Period
Total	4Q 02	1Q 03	2Q 03	3Q 03	4Q 03
$206.6	$1.2	$1.2	$28.0	$51.9	$124.3

The Parent Company is also subject to financial covenants in association with the credit facility.  These financial covenants require that the Parent Company maintain certain debt to EBITDA, debt to capitalization, senior secured debt to EBITDA and interest coverage ratios.  This credit facility also contains certain covenants, which, among other things, restrict the Parent Company’s ability to incur additional debt or liens; pay dividends; repurchase Parent Company common stock; sell, transfer, lease, or dispose of assets; make investments or merge with another company.

In December 2001, the Parent Company obtained an amendment to the credit facility to exclude substantially all of the charges associated with the November 2001 restructuring plan from the covenant calculations and to amend certain defined terms.  In March 2002, the Company obtained an additional amendment to allow for the sale of substantially all of the assets of CBD, exclude charges related to SFAS 142, increase its ability to incur additional indebtedness and amend certain defined terms.

In February 2002, the Parent Company’s corporate credit rating was downgraded by Moody’s Investor Service to Ba3 from its previous level of Ba1.  In March 2002, the Parent Company’s corporate credit rating was downgraded by Standard and Poor’s and Fitch Rating Service to BB from its previous level of BB+.  In addition, as of October 2002, all rating agencies covering the Parent Company had changed their outlooks on the Parent Company to negative from stable. These downgrades resulted in additional cash interest expense of 50 basis points on up to $1.369 billion of the Parent Company’s credit facility.  Historically, the credit facility was secured only by a pledge of the stock certificates of certain subsidiaries of the Parent Company.    As a result of the downgrades, the Parent Company also became obligated to provide certain guarantees and liens on the assets of both the Parent Company and the Company.

As a result of liens being placed on the Company’s assets, the debt previously shown as “Intercompany payable to Parent Company” in the Condensed Consolidated Financial Statements has been reclassified and is presented as external credit facility debt of the Company.  Prior to December 2001, the Company relied solely on advances from the Parent Company for funding of its operations in excess of cash provided by its own operations.  In December 2001, the Company’s subsidiary

BCS began borrowing funds directly from the Parent Company’s credit facility.  Of the $1.661 billion, which had been borrowed under the credit facility by the Parent Company as of September 30, 2002, $155 million had been borrowed directly by the Company.  In addition, $1.504 billion accounted for as an advance from the Parent Company had been reclassified from “Intercompany payable to Parent Company” to external credit facility debt of the Company.

In May 2002, the Parent Company obtained an amendment to the credit facility to exclude certain subsidiaries from the obligation to secure the credit facility with subsidiary guarantees and asset liens, extend the time to provide required collateral and obtain the ability to issue senior unsecured indebtedness and equity under specified terms and conditions.  The amendment also placed additional restrictions on the Parent Company under the covenants related to indebtedness and investments, required the Parent Company to transfer its cash management system to a wholly-owned subsidiary and further increased the interest rates on the total credit facility by 50 basis points, which could result in additional interest expense of more than of $9 million annually.

The Parent Company is in compliance with all covenants set forth in its credit facility and other indentures.  Please refer to Note 4 of the Notes to Condensed Consolidated Financial Statements contained in this report for a complete discussion of debt and the related covenants.

The interest rates charged on borrowings from the credit facility can range from 150 to 350 basis points above the London Interbank Offering Rate (“LIBOR”), and as of September 30, 2002 were between 275 and 325 basis points above LIBOR, or 4.54% and 5.04%, respectively, as a result of the Parent Company’s credit ratings.  The Parent Company incurs commitment fees in association with this credit facility that range from 37.5 basis points to 75 basis points, of the unused amount of borrowings of the facility.

As of the date of this filing, the Company’s securities maintained the following credit ratings:

Description	Standard and Poor's	Fitch Rating Service	Moody's Investor Service

12.5% Exchangeable Preferred Stock	D	C	B3
9% Senior Subordinated Notes	B+	B+	B3

The Parent Company and the Company do not have any downgrade triggers that would accelerate the maturity dates of their debt.  However, further downgrades in the Parent Company’s credit rating could adversely impact the cost of current and future debt facilities as well as the Parent Company’s ability to execute future financings.  Based on the balance of the Company’s outstanding variable long-term debt as of September 30, 2002, a 1% increase in the Company’s average borrowing rates would result in a $17 million increase in interest expense.  In addition, if the Parent Company’s credit rating is below Baa3 or BBB- as rated by Moody’s or Standard & Poor’s, respectively, in 2002 and future periods, the Parent

Company is obligated by its credit facility covenants to use 50% of any annual excess cash flows, as defined in its credit facility agreement, to reduce its outstanding borrowings.  If the Parent Company is unable to meet the covenants of its various debt agreements, the payment of the underlying debt could be accelerated.  The Parent Company is also obligated by its credit facility to use the net cash proceeds received from certain asset sales, and issuances of debt and equity by the Company or any of its subsidiaries to reduce its outstanding borrowings.

Capital expenditures for the first nine months of 2002 were $57 million, 86% lower than the $407 million in the first nine months of 2001.  Capital expenditures to maintain and strategically expand the national optical network are expected to be approximately $70 million in 2002 versus $472 million in 2001.  The reduction in capital expenditures is due substantially to the completion of the optical overbuild of the national network. The Company expects capital expenditures to remain at approximately 10% of revenue for the foreseeable future.

The Company announced that it would defer the August 15, 2002 and the November 15, 2002 cash dividend payment on its 12½% preferred stock, in accordance with the terms of the security, conserving $25 million in cash during the second half of 2002.  The dividends were accrued in the third quarter of 2002 and will accrue in the fourth quarter of 2002.  The status of future quarterly dividend payments on the 12½% preferred stock will be determined quarterly by the Company’s board of directors.  In November 2002, the 12½% preferred stock security was downgraded by Standard and Poor’s to D from its previous level of B.

Balance Sheet

The following comparisons are relative to December 31, 2001.

The decrease of $164 million in net property, plant and equipment was due to the depreciation of assets exceeding capital expenditures.  The decrease of $2,008 million in goodwill was due to the write-down of goodwill associated with the completion of the impairment test as required by SFAS 142 and further described in Note 2 of the Notes to Condensed Consolidated Financial Statements.  The decrease of $92 million in deferred income tax benefits was due to affiliated members of the Parent Company’s federal income tax consolidated group purchasing a portion of the Company’s tax loss carryforwards, partially offset by the Company’s current income tax benefit.

Accounts payable decreased $26 million, or 22%, primarily due to decreased capital spending as construction of the optical network was completed.  The decrease in accrued service cost is due to the timing of payments.  Accrued restructuring decreased as the Company utilized reserves created in its November 2001 restructuring (refer to Note 3 of the Notes to Condensed Consolidated Financial Statements). The decrease in the current portion of unearned revenue is due to amortization of IRU agreements, the largest of which totaling $26 million per quarter is scheduled to expire in May 2003.  The decrease in noncurrent unearned revenue of $117 million was due to scheduled amortization of outstanding IRU agreements and $59 million related to two service contract terminations in the first nine months of 2002 as a result of the customers’ bankruptcies, offset partially by consideration received for an additional contract entered into during 2002.  The buyer of IRU services typically pays cash upon execution of the contract.  The Company’s policy and practice is to amortize these amounts into revenue over the life of the contract.

The increase in long-term debt of $146 million was primarily due to additional borrowings to fund the Company’s capital expenditures and working capital needs and is further explained in the preceding discussion of capital investment, resources and liquidity and in the cash flow discussion below.  Please refer to Note 4 of the Notes to Condensed Consolidated Financial Statements for a detailed discussion of indebtedness.

Cash Flow

Cash used in operating activities totaled $64 million in the first nine months of 2002 compared to $94 million in the same period of 2001, as working capital needs decreased.

The Company’s capital investing activities for the first nine months of 2002 were $57 million, 86% lower than the $407 million in the first nine months of 2001.  Capital expenditures to maintain and add profitable business to the national optical network are expected to be approximately $70 million in 2002 versus $472 million in 2001.  The reduction in capital expenditures is due substantially to the completion of the optical overbuild of the national network.  In 2001, the Company sold its investment in PSINet and portions of its investment in Applied Theory, generating proceeds of $29 million.  There were no investments sold in the first nine months of 2002.

Cash provided by financing activities decreased to $122 million from $442 million, as the Company relied less on external financing to fund its operations and significantly reduced its capital program.

As of September 30, 2002, the Company held approximately $13 million in cash and cash equivalents.  In addition to cash on hand, the primary sources of cash will be cash generated by operations, borrowings from the Parent Company and borrowings from the Parent Company’s credit facility.  The primary uses of cash will be for funding the maintenance and strategic expansion of the network, working capital and operating losses.

EBITDA

EBITDA represents net income (loss) from continuing operations before interest, income tax, depreciation, amortization, merger and other infrequent costs, restructuring and other charges (credits), minority interest expense (income), equity loss in unconsolidated entities, loss (gain) on investments, other expense (income), extraordinary items and the effect of changes in accounting principles.  EBITDA does not represent cash flow for the periods presented and should not be considered as an alternative to net income (loss) as an indicator of the Company’s operating performance or as an alternative to cash flows as a source of liquidity, and may not be comparable with EBITDA as defined by other companies.  The Company has presented certain information regarding EBITDA because the Parent Company uses EBITDA as one of the measurements of operating performance of its subsidiaries.

EBITDA increased in the third quarter of 2002 by $24 million, or 73%, compared to the third quarter of 2001, and increased year-to-date by less than $1 million, compared to the nine months ended September 30, 2001.  EBITDA margin increased eight points in the third quarter of 2002 and increased one point in the first nine months of 2002, to 19% and 12%, respectively.  Excluding the impact of the $41 million Teleglobe IRU termination in the third quarter of 2002 (refer to Note 1 of the Notes to the Condensed Consolidated Financial Statements), EBITDA declined by $17 million due to the continued loss of profitable optical broadband customers, a decrease in construction revenue, and the decrease in capitalized overhead costs associated with the completion of the Company’s national optical network.

Year-to-date in 2002, excluding the impact of the non-recurring $59 million in IRU terminations and the $13 million non-recurring charge for shutdown costs associated with the network construction contract termination, EBITDA declined by $45 million due to the continued loss of profitable optical broadband customers, a decrease in construction revenue, and the decrease in capitalized overhead costs associated with the completion of the Company’s national optical network, offset partially by the cost reductions from the November 2001 restructuring.  Excluding the impact of the non-recurring items noted above, EBITDA margin decreased five points in the third quarter of 2002 and decreased three points in the first nine months of 2002, to 6% and 7%, respectively.

Business Outlook

The Company faces significant competition in voice and data markets from other fiber-based telecommunications companies such as AT&T Corp., WorldCom, Inc., Sprint Corporation, Level 3 Communications, Inc. and Qwest Communications International Inc.  Broadwing Technology Solutions, a business unit of the Company, competes with intranet hardware vendors, wiring vendors, and other information technology consulting businesses.  The web hosting operations of the Company face competition from nationally known web hosting providers.  In order to achieve competitive advantages, the Company intends to develop new products and services or blend products and services from other subsidiaries into the operations of the Company.

In October 2002, the Company initiated a restructuring of its operations that is intended to reduce annual expenses by approximately $200 million compared to 2002 and enable the broadband business to become cash flow positive.  The plan includes initiatives to reduce the workforce by approximately 500 positions, reduce line costs by approximately 25% through network grooming, optimization, and rate negotiations; and exit the wholesale international voice business.  The Company expects to record a cash restructuring charge of approximately $10 million during the fourth quarter of 2002 related to employee severance benefits.

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

On October 30, 2002, a purported class action lawsuit was filed in the United States District Court for the Southern District of Ohio on behalf of purchasers of the securities of the Parent Company between January 17, 2001 and May 20, 2002, inclusive (the “Class Period”).  The complaint alleges that the Parent Company, its former Chief Executive Officer  (“CEO”) and its current CEO violated federal securities laws arising out of allegedly issuing material misrepresentations to the market during the Class Period which resulted in artificially inflating the market price of the Parent Company’s securities.  Subsequent to October 30, 2002 through November 11, 2002, seven additional notices and/or lawsuits have been filed against the Parent Company making similar claims.  The Parent Company intends to defend these claims vigorously.

In 2001, the Company entered into an agreement with Teleglobe Inc. (“Teleglobe”), a Reston, Virginia-based telecommunications company which stated that the Company would purchase $90 million of services and equipment from Teleglobe over four years.  In September 2002, the Company terminated the agreement for a payment of $4.25 million to Teleglobe, which released the Company from $63.0 million of future commitments (refer to Note 1 of the Notes to the Condensed Consolidated Financial Statements).

In 2001 and 2000, the Company entered into agreements with two vendors to provide bundled internet access to the Company’s customers based on a monthly maintenance fee.  In March 2002, the Company terminated its contract with one of the vendors (refer to Note 3 to the Condensed Consolidated Financial Statements).  This contract termination reduced the Company’s future commitments by approximately $60 million.  In September 2002, The Company terminated its remaining contract as part of its third quarter restructuring (refer to Note 3 to the Condensed Consolidated Financial Statements), which eliminated the remaining $13 million of future commitments related to bundled internet access.

In June 2000, the Company entered into a long-term construction contract to build a 1,550-mile fiber route system.  During the second quarter of 2002, the customer alleged a breach of contract and requested the Company to cease all construction activities, requested a refund of $62 million in progress payments previously paid to the Company, and requested conveyance of title to all routes constructed under the contract.  Subsequently, the Company notified the customer that such purported termination was improper and constituted a material breach under the terms of the contract, causing the Company to terminate the contract.  As a result of the contract termination, the Company expensed $13 million in both costs incurred under the contract and estimated shutdown costs during the second quarter of 2002, which have been reflected in cost of services and products in the Condensed Consolidated Statements of Operations and Comprehensive Income (Loss).  In addition, the Company’s balance sheet included $51 million in unbilled accounts receivable (including both signed change orders and claims) and $61 million in construction in progress at September 30, 2002 related to this contract.  Based on information available as of September 30, 2002, the Company believes it is due significant amounts outstanding under the contract, including unbilled accounts receivable and the related construction in progress.  The Company expects this matter to be resolved through arbitration.  The timing and outcome of these issues are not currently predictable.  An unfavorable outcome could have a material adverse effect on the financial condition of the Company.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

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

ITEM 4.  CONTROLS AND PROCEDURES

Within the 90 days prior to the date of this report, the Company carried out an evaluation, under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures pursuant to Exchange Act Rule 13a-14.  Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures are effective.  The Company’s disclosure controls and procedures are effective in timely alerting them to material information relating to the Company (including its consolidated subsidiaries) required to be included in the Company’s periodic Securities and Exchange Commission filings.  No significant deficiencies or material weaknesses were identified in the evaluation and therefore, no corrective actions were taken.  There were no significant changes in the Company’s internal controls or in other factors that could significantly affect these controls subsequent to the date of their evaluation.

PART II.  OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

The information required by this Item is included in Notes 9 and 10 of the Notes to Condensed Consolidated Financial Statements.

ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS

On October 21, 2002, the Company announced that it would defer the fourth quarter 2002 cash payment of the quarterly dividend on its 12½% preferred shares, in accordance with the terms of the security.  The Company will continue to accrue the dividend in accordance with the terms of the security.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

ITEM 5.  OTHER INFORMATION

On July 24, 2002, Thomas L. Schilling was appointed as Chief Financial Officer of Broadwing Inc. and Broadwing Communications Inc.

On September 20, 2002, Thomas L. Schilling, Chief Financial Officer of Broadwing Inc. and Broadwing Communications Inc., was elected to serve as sole director of the Company.

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

2.1 of Form 8-K dated October 14, 1999 and filed with the SEC on October 14, 1999).

3.1                                                         Restated Certificate of Incorporation of Broadwing Communications Inc., as amended  (incorporated by reference to Exhibit 3.1 of the 1999 From 10-K).

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

10.1                                                   Amended and restated Credit Agreement dated as of November 9, 1999, amended and restated as of January 12, 2000 (“Credit Agreement”), Broadwing Inc. and IXCS (now known as Broadwing Communications Services Inc.) as the Borrowers, Broadwing Inc. as Parent Guarantor, the Initial Lenders, Initial Issuing Banks and Swing Line Banks named herein, Bank of America, N.A., as Syndication Agent, Citicorp USA, Inc., as Administrative Agent, Credit Suisse First Boston and The Bank of New York, as Co-Documentation Agents, PNC Bank, N.A., as Agent and Salomon Smith Barney Inc. and Banc of America Securities LLC, as Joint Lead Arrangers.  (Amended and restated Credit Agreement filed as Exhibit (10)(i)(1) to Broadwing Inc. Form 10-Q, for the quarter ended March 31, 2000, File No. 1-8519).

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

10.3.2.1*+                   Amendment to Employment Agreement effective September 20, 2002 between the Company and Kevin W. Mooney.

10.3.3*                                   Employment Agreement effective January 1, 2000 between the Company and Jeffrey C. Smith  (Exhibit (10)(iii)(A)(12) to the Broadwing Inc. Form 10-Q for the quarter ended March 31, 2001, File No. 1-8519).

10.3.3.1*+                   Amendment to Employment Agreement effective September 20, 2002 between the Company and Jeffrey C. Smith.

10.3.4*                                   Employment Agreement effective July 24, 2002 between Broadwing Inc. and Thomas L. Schilling (Exhibit (10)(iii)(A)(13) to the Broadwing Inc. Form 10-Q for the quarter ended June 30, 2002, File No. 1-8519).

10.3.5*                                   Employment Agreement effective December 31, 1998 between Broadwing Inc. and David A. Torline.

10.3.6*                                   Employment Agreement effective May 7, 2001 between the Company and Jack J. Chidester.

10.3.7*                                   Employment Agreement effective October 11, 2000 between the Company and Michael R. Jones.

10.3.8*+                            Employment Agreement effective October23, 2002 between the Company and Matthew Booher.

10.3.9*+                            Employment Agreement effective October 25, 2002 between the Company and Robert Shingler.

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

(b)                                 Reports on Form 8-K.

Form 8-K, date of report October 30, 2002, reporting that Robert Shingler was named President of Broadwing Communications and Broadwing Communications has deferred cash payment of the quarterly dividend, due November 15, 2002, on its 12 ½ percent preferred shares, in accordance with the terms of the security.

SIGNATURE

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

BROADWING COMMUNICATIONS INC.

November 14, 2002	By:	/s/ Thomas L. Schilling
Thomas L. Schilling
Chief Financial Officer

Certifications

I, Kevin W. Mooney, Chief Executive Officer, certify that:

1.   I have reviewed this quarterly report on Form 10-Q of Broadwing Communications Inc;

2.          Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, not misleading with respect to the period covered by this quarterly report;

3.          Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.          The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a.           designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared

b.          evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

c.           presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.          The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

a.           all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b.          any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.          The registrant’s other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: November 14, 2002	/s/ Kevin W. Mooney
Kevin W. Mooney
Chief Executive Officer

Certifications

I, Thomas L. Schilling, Chief Financial Officer, certify that:

1.          I have reviewed this quarterly report on Form 10-Q of Broadwing Communications Inc;

2.          Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, not misleading with respect to the period covered by this quarterly report;

3.          Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.          The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a.           designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared

b.          evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

c.           presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.          The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

a.           all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b.          any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.          The registrant’s other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: November 14, 2002	/s/ Thomas L. Schilling
Thomas L. Schilling
Chief Financial Officer