Form 10-K
period 2002-12-31
BROADWING COMMUNICATIONS INC
filed 2003-03-31
CIK 1009532

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2002

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                   to                  .

Commission File Number 1-15307

BROADWING COMMUNICATIONS INC.

(Exact name of registrant as specified in its charter)

Delaware	74-2644120
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

1122 Capital of Texas Highway South, Austin, Texas 78746-6426

(Registrant’s telephone number, including area code):  (512) 328-1112

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered
12 1/2% Series B Junior Exchangeable Preferred Stock Due 2009 (par value $0.01 per share)	New York Stock Exchange

Securities registered pursuant to Section 12(g) of the Act: None

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☒

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act).  Yes  ☒  No ☐

All outstanding shares of the Registrant’s common stock are owned by Broadwing Inc.

The aggregate market value of the Preferred Stock of the Registrant held by non-affiliates of the Registrant on February 28, 2003 based on the closing price of the Preferred Stock on the New York Stock Exchange on such date, was $23,712,600.

The number of shares of Preferred Stock outstanding was 395,210 on February 28, 2003.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Registrant’s Information Statement to be filed with the Securities and Exchange Commission within 120 days of December 31, 2002.

BROADWING COMMUNICATIONS INC.

FORM 10-K

For the Fiscal Year Ended December 31, 2002

This report contains trademarks, service marks and registered trademarks and registered marks of the Company and its subsidiaries, as indicated.

Private Securities Litigation Reform Act of 1995 Safe Harbor Cautionary Statement

This Form 10-K contains “forward-looking” statements, as defined in federal securities laws including the Private Securities Litigation Reform Act of 1995, which are based on Broadwing Communications Inc (“the Company”) current expectations, estimates and projections.  Statements that are not historical facts, including statements about the beliefs, expectations and future plans and strategies of the Company, are forward-looking statements.  These include any statements regarding:

•         future revenue, profit percentages, income tax refunds, realization of deferred tax assets, earnings per share or other results of operations;

•         the continuation of historical trends;

•         the sufficiency of cash balances and cash generated from operating and financing activities for future liquidity and capital resource needs;

•         the effect of legal and regulatory developments; and

•         the economy in general or the future of the communications services industries.

Actual results may differ materially from those expressed or implied in forward-looking statements.  These statements involve potential risks and uncertainties, which include, but are not limited to:

•         changing market conditions and growth rates within the telecommunications industry or generally within the overall economy;

•         world and national events that may affect the Company’s ability to provide services or the market for telecommunication services;

•         changes in competition in markets in which the Company operates;

•         pressures on the pricing of the Company’s products and services;

•         advances in telecommunications technology;

•         the ability to generate sufficient cash flow to fund the Company’s business plan and maintain its networks;

•         the ability to refinance the Company’s indebtedness when required on commercially reasonable terms;

•         changes in the demand for the services and products of the Company;

•         the demand for particular products and services within the overall mix of products sold, as the Company’s products and services have varying profit margins;

•         the Company’s ability to procure key network components from key vendors;

•         the Company’s ability to rely on portions of other company’s networks under operating leases and indefeasible- right-of-use (“IRU”) agreements;

•         the Company’s ability to introduce new service and product offerings in a timely and cost effective basis;

•         the Company’s ability to attract and retain highly qualified employees; and

•         the Company’s ability to access capital markets and the successful execution of restructuring initiatives.

You are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date on which they were made. The Company does not undertake any obligation to update any forward-looking statements, whether as a result of new information, future events or otherwise.

ITEM 1.  BUSINESS

Overview and Recent Events

Broadwing Communications Inc. (“BCI” or “the Company”) is an Austin, Texas based provider of data and voice communications services.  These services are provided over approximately 18,700 route miles of fiber-optic transmission facilities.  The Company’s revenue is generated by broadband transport through private line and IRU agreements, Internet services utilizing technology based on Internet protocol (“IP”), and switched voice services provided to both wholesale and retail customers.  The Company also offers data collocation, information technology consulting, network construction and other services.

The Company is a wholly owned subsidiary of Broadwing Inc. (“Broadwing” or “the Parent Company”).  On November 9, 1999 the Company was merged with a wholly owned subsidiary of Broadwing (“the Merger”).  The Merger was accounted for as a purchase business combination and, accordingly, the purchase accounting adjustments, including goodwill, have been pushed down and are reflected in these financial statements in all periods subsequent to November 9, 1999.

As of January 1, 2002, the web hosting operations of the Parent Company’s ZoomTown subsidiary were merged with the operations of BCI and are reflected in the data and Internet product line.

On February 22, 2003, certain subsidiaries of the Parent Company entered into a definitive agreement to sell substantially all of the assets of the Company, excluding the information technology consulting assets, to C III Communications (“C III”), for up to $129 million in cash and the assumption of certain long-term operating contractual commitments.  The sale is subject to certain closing conditions, including approval by the Federal Communications Commission (“FCC”) and relevant state public utility commissions.  The Parent Company expects to close the sale in 2003.  The Company will retain a 3% minority interest in the new company.  The carrying value of the current and long-lived assets to be sold totaled $103 million and $41 million, respectively, as of December 31, 2002.  The carrying value of the current and long-term liabilities to be assumed totaled $180 million and $293 million, respectively, as of December 31, 2002.

In addition, the Parent Company’s local communications subsidiary, Cincinnati Bell Telephone (“CBT”), entered into agreements with C III whereby CBT will continue to market BCI’s broadband products to business customers and purchase capacity on its network in order to sell long distance services, under the Cincinnati Bell Any Distance (“CBAD”) brand, to residential and business customers in the Greater Cincinnati area market after the closing of the sale.

On March 26, 2003, the Parent Company issued $350 million of mezzanine financing through Senior Subordinated Discount Notes Due 2009 (the “Mezzanine Financing”). The Mezzanine Financing was provided by Goldman Sachs, together with certain other institutions and contains financial and non-financial covenants including restrictions on the Parent Company’s ability to fund the operations of the Company.  Proceeds from the Mezzanine Financing, net of fees, were used to pay down borrowings under the Parent Company’s credit facility.

In conjunction with the Mezzanine Financing, the Parent Company’s credit facility was also amended and restated ("Amended and Restated Credit Agreement") to, among other things, extend the revolving commitment, revise the financial covenants and allow for the sale of substantially all of the assets of the broadband business. As a result of the  terms of the amendment the total borrowing capacity will decrease from $1.825 billion to approximately $1.343 billion through 2003 and the maturities of the revolving portion of the credit facility were extended to 2005 and 2006. The amendment was required by the term of the Mezzanine Financing and was necessary to meet the Parent Company’s 2003 liquidity requirements.

The terms of the Mezzanine Financing and Amended and Restated Credit Agreement limit the Parent Company’s ability to make investments in or fund the operations of the Company. Specifically, the Parent Company and its other subsidiaries may not make investments in or fund the operations of the Company beyond an aggregate amount of $118 million after October 1, 2002.  This restriction does not apply to guarantees by Broadwing of the Company’s borrowings under the credit facilities, liens on assets of Broadwing securing Company borrowings under the credit facilities, scheduled interest payments made or guaranteed by Broadwing in respect to Company borrowings under the credit facilities, and certain other items.  As of February 28, 2003, the Parent Company had the ability to invest an additional $58 million in the Company based on these provisions. The uncertainty of the Company's available liquidity resulting from these funding constraints, has prompted the Company’s independent accountants to include a going concern explanatory paragraph in their audit report.  The going concern explanatory paragraph means that, in the opinion of the Company’s independent accountants, there is substantial doubt about the Company’s ability to continue to operate as going concern.  If the Company is unable to finance its operations through the closing of the asset sale and meet its remaining obligations, or if a sale is not consummated, it may be forced to seek protection from its creditors through bankruptcy proceedings.

In addition, in March 2003, the Parent Company reached an agreement with holders of more than two-thirds of the Company’s 12½ percent preferred stock and 9 percent senior subordinated notes to exchange these instruments for common stock of the Parent Company.

The Parent Company was initially incorporated under the laws of Ohio in 1873 and remains incorporated under the laws of Ohio.  It has its principal executive offices at 201 East Fourth Street, Cincinnati, Ohio 45202 (telephone number (513) 397-9900 and website address http://www.broadwing.com).  The Parent Company makes available on its website its and the Company’s reports on form 10-K, 10-Q, and 8-K (as well as all amendments to these reports) as soon as practicable after they have been filed.

The Company files annual, quarterly and special reports, proxy statements and other information with the Securities Exchange Commission (“the SEC”) under the Exchange Act.  These reports and other information filed by the Company may be read and copied at the Public Reference Room of the SEC, 450 Fifth Street, N.W., Room 1024, Washington, D.C. 20549.  This information may be obtained on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330.  The SEC also maintains an Internet site that contains reports, proxy statements and other information about issuers, like the Company, which file electronically with the SEC.  The address of this site is http://www.sec.gov.

Business

Broadband transport services consist of long-haul transmission of data, voice and Internet traffic over dedicated circuits.  Revenue from the broadband transport category is mainly generated by private line monthly recurring revenue.  However, approximately 44%, 29% and 14% of the broadband transport revenue in 2002, 2001 and 2000, respectively, was provided by IRU agreements, which cover a fixed period of time and represent the lease of capacity or network fibers.  The buyer of IRU services typically pays cash upon execution of the contract.  The Company’s policy and practice is to amortize these payments into revenue over the life of the contract.  In the event the buyer of an IRU terminates a contract prior to the contract expiration and releases the Company from the obligation to provide future services, the remaining unamortized unearned revenue is recognized in the period in which the contract is terminated.  In 2002, the Company recognized non-cash, non-recurring revenue and operating income related to IRU terminations with bankrupt customers to whom the Company was no longer obligated to provide services, totaling $59 million.  Broadband transport services produced 43% of the Company’s total revenue in 2002 and 39% of the Company’s total revenue in 2001 and 2000.

Switched voice services consist of billed minutes of use, primarily for the transmission of voice long distance services on behalf of both wholesale and retail customers.  Switched voice service revenue has been decreasing as a percentage of total revenue due to declining rates as a result of intense competition.  As the Company focused its efforts on retaining higher margin revenue, the Company minimized sales to less creditworthy customers, tightened credit to wholesale customers in the wake of increasing bankruptcies in the telecommunications industry and exited its telemarketing operations to its low-end customer base.  Additionally, in the fourth quarter of 2002, the Company announced its plan to exit the low margin international wholesale voice business.  As a result, the Company expects switched voice service revenue to continue to decline going-forward.  Switched voice services provided 31%, 32% and 41% of total revenue in 2002, 2001 and 2000, respectively.  The international wholesale voice business provided 7%, 8% and 5% of total revenue in 2002, 2001 and 2000, respectively.

Data and Internet services consist of the sale of high-speed data transport services utilizing technology based on Internet protocol (“IP”), ATM/frame relay, data collocation and web hosting.  These services continued to grow as a percentage of total revenue, increasing from 7% in 2000 to 10% in 2001 to 12% in 2002.  Data collocation services generated revenue of $8 million, $15 million, and $6 million in 2002, 2001 and 2000, respectively.  The decrease in data collocation revenue in 2002 was primarily due to the Company closing eight of its eleven data centers as part of its November 2001 restructuring plan discussed in Note 3 of the Consolidated Financial Statements.

IT consulting consists of information technology consulting services and related hardware sales.  These services are provided by Broadwing Technology Solutions (“BTS”), a wholly owned subsidiary of BCI.  Information technology consulting revenue was $144 million in 2002, or $3 million higher than in 2001 and $78 million higher than in 2000.

Network construction and other services consist of large, joint-use network construction projects and the receipt of warrants in 2000 related to a field trial of optical equipment.  The Company typically gains access to rights-of-way or additional fiber routes through its network construction activities.  In November 2001, the Company announced its intention to exit the network construction business upon completion of one remaining contract as discussed in Note 3 of the Notes to Consolidated Financial Statements.  That contract to build a 1,550 mile fiber route system is in dispute as discussed in Note 14 of the Notes to Consolidated Financial Statements.  In 2002, network construction projects provided no revenue, compared to $87 million and $68 million in 2001 and 2000, respectively.

The Company’s network includes an Internet backbone and incorporates optical switching technology.  In order to maintain its network, the Company relies on supplies from certain key external vendors and a variety of other sources.

As revenue from the Company is primarily generated by usage-based and monthly service fees, the operations follow no particular seasonal pattern.  However, the Company received approximately 57%, 64% and 67% of its revenue in 2002, 2001 and 2000, respectively, from interexchange carriers that have or are capable of constructing their own network facilities but utilize the Company’s broadband transport, switched voice and network construction services to augment their own networks.  Cincinnati Bell Any Distance (“CBAD”), a subsidiary of the Parent Company, contributed interexchange carrier revenue, included in the amounts above, of 4% to total Company revenue in 2002 and 3% in 2001 and 2000.  Remaining revenue is generated by business enterprise customers through the purchase of broadband transport, data and Internet, switched voice and IT consulting services.

Prices and rates for the Company’s service offerings are primarily established through contractual agreements.  Accordingly, the Company is influenced by competitive conditions such as the number of competitors, availability of comparable service offerings and the amount of fiber network capacity available from these competitors.

The Company faces significant competition from other fiber-based telecommunications companies such as AT&T Corp., WorldCom, Inc., Sprint Corporation, Level 3 Communications, Inc., Qwest Communications International Inc., and several emerging and recapitalized competitors.  These competitors attempt to compete on the basis of price, quality, service and product breadth.  BTS, a business unit of BCI, competes with Intranet hardware vendors, wiring vendors, and other information technology consulting businesses.  The web hosting operations of BTS face competition from nationally known web hosting providers.

Employees

At December 31, 2002, the Company employed 1,500 people, of whom 400 provided operational and technical services, 500 engaged in sales services, 400 provided information technology consulting services at BTS and the balance engaged in administration and marketing.  These employees are not represented by labor unions, and the Company considers employee relations to be good.

Risk Factors

The Parent Company is highly leveraged

The Parent Company is highly leveraged and has significant debt service obligations.  As of December 31, 2002, the Parent Company had outstanding indebtedness of $2,558 million, minority interest of $444 million (which represents the Company’s 12.5% preferred stock security) and total shareowners’ deficit of $2,548 million.  As of December 31, 2002 the Parent Company had the ability to borrow an additional $164 million under its revolving credit facility, subject to compliance with certain conditions.  In March 2003, the Parent Company completed an amendment to its credit facility, which included the extension of revolving credit maturity to 2005 and 2006, and the acceleration of a portion of the maturities of term loans from banking institutions from 2004 into 2003.

The Parent Company’s substantial debt could have important consequences to the shareowners, including the following:

•                  the Parent Company will be required to use a substantial portion of its cash flow from operations to pay principal and interest on its debt, thereby reducing the availability of cash flow to fund working capital, capital expenditures, strategic acquisitions, investments and alliances and other general corporate requirements;

•                  the Parent Company’s interest expense could increase if interest rates in general increase because a substantial portion of its debt bears interest at floating rates;

•                  the Parent Company’s substantial leverage could increase its vulnerability to general economic downturns and adverse competitive and industry conditions and could place the Company at a competitive disadvantage compared to those of its competitors that are less leveraged;

•                  the Parent Company’s debt service obligations could limit its flexibility to plan for, or react to, changes in its business and the industries in which it operates;

•                  the Parent Company’s level of debt may restrict it from raising additional financing on satisfactory terms to fund working capital, capital expenditures, strategic acquisitions, investments and joint ventures and other general corporate requirements; and

•                  a potential failure to comply with the financial and other restrictive covenants in the Parent Company’s debt instruments, which, among other things, require it to maintain specified financial ratios could, if not cured or waived, have a material adverse effect on the Parent Company’s ability to fulfill its obligations and on its business or prospects generally.

The Company is highly leveraged

The Company is highly leveraged and has significant debt service obligations.  As of December 31, 2002, the Company had aggregate outstanding indebtedness of $1,738 million and a total shareowner’s deficit of $2,562 million.  Of the Company’s total debt outstanding, $1,498 million is debt owed to the Parent Company.

The Company’s substantial debt could have important consequences, including the following:

•                  it will be required to use a substantial portion of its cash flow from operations to pay principal and interest on its debt, thereby reducing the availability of its cash flow to pay dividends on the Company’s preferred stock, fund working capital, capital expenditures, strategic acquisitions, investments and alliances and other general corporate requirements;

•                  its substantial leverage could increase its vulnerability to general economic downturns and adverse competitive and industry conditions and could place it at a competitive disadvantage compared to those of its competitors that are less leveraged;

•                  its debt service obligations could limit its flexibility to plan for, or react to, changes in its business and the industry in which it operates; and

•                  its level of debt may restrict it from raising additional financing on satisfactory terms to fund working capital, capital expenditures, strategic acquisitions, investments and joint ventures and other general corporate requirements.

The Company depends on the receipt of dividends or other intercompany transfers from its subsidiaries

The Company conducts substantially all of its operations through its subsidiaries and substantially all of its operating assets are held directly by its subsidiaries.  The Company will therefore be dependent upon dividends or other intercompany transfers of funds from these subsidiaries in order to pay any dividends on or redeem the Company’s preferred stock, and to meet its other obligations.

Accordingly, in the event of the dissolution, bankruptcy, liquidation or reorganization of the Company, amounts may not be available for payments on the Company’s preferred stock until after the payment in full of the claims of its creditors.

Servicing indebtedness requires a significant amount of cash, and the Parent Company’s ability to generate cash depends on many factors beyond its control

The Parent Company expects to obtain the cash to make payments on its credit facility and other indebtedness and to fund working capital, capital expenditures and other general corporate requirements from operations, additional sources of debt financing and borrowings under its credit facility.  The Parent Company’s ability to generate cash is subject to general economic, financial, competitive, legislative, regulatory and other factors that are beyond the Parent Company’s control.  The Company cannot be assured that its business will generate sufficient cash flow from operations, additional sources of debt financing will be available to it or that future borrowings will be available to it under the credit facilities, in each case, in amounts sufficient to enable it to service its indebtedness or to fund its other liquidity needs.  If the Parent Company cannot service its indebtedness, it will have to take actions such as reducing or delaying capital expenditures, strategic acquisitions, investments and joint ventures, selling assets, restructuring or refinancing indebtedness or seeking additional equity capital, which may adversely affect its customers and affect their willingness to remain customers.  There can be no assurances that any of these remedies could, if necessary, be effected on commercially reasonable terms, or at all.  In addition, the terms of existing or future debt instruments may restrict the Parent Company from adopting any of these alternatives.

There can be no assurances that the  Company’s subsidiaries will be successful in their efforts to complete the sale of the broadband business

On February 22, 2003, certain subsidiaries of the Parent Company entered into a definitive agreement to sell substantially all of the Company's assets, excluding the information technology consulting assets, to C III for up to $129 million in cash and the assumption of certain long-term operating and contractual commitments.  The sale is subject to certain closing conditions, including approval by the FCC and relevant state public utility commissions.  Broadwing expects that the sale will close in 2003, however, there can be no assurances that the sale will be completed.  If the Company’s subsidiaries are unable to complete this sale, the Company could face material adverse impacts, including bankruptcy.

If the sale to CIII is completed, substantially all of the operating assets of certain of the Company’s subsidiaries will have been sold and the Company will have retained considerable long-term operating contractual commitments

BCI conducts substantially all of its operations through its subsidiaries and is dependent upon dividends or other intercompany transfers of funds from its subsidiaries in order to meet its obligations.  After the completion of the sale of the broadband business, the only remaining BCI subsidiary with operating assets will be Broadwing Technology Solutions, an information technology consulting subsidiary.  In 2002, Broadwing Technology Solutions generated $164 million in revenue, or 15% of BCI’s total revenue.  Furthermore, upon the completion of the sale of the broadband business, BCI will retain certain long-term operating contractual commitments.

There can be no assurances that BCI will be able to generate sufficient cash from its remaining operations or that additional sources of financing will be available to it to enable it to service the long-term operating contractual commitments remaining after the sale of the broadband business or to fund its other liquidity needs.

Servicing indebtedness requires a significant amount of cash, and the Company’s ability to generate cash depends on many factors beyond its control; if the Company is unable to finance its operations, the Company may be forced to seek protection from its creditors by filing for bankruptcy

The Company expects to obtain needed cash from operations and, to the limited extent still allowed under various credit documents, from third party borrowings and intercompany loans from the Parent Company.  The Company’s ability to generate cash is subject to general economic, financial, competitive, legislative, regulatory and other factors that are beyond its control.  The Company cannot be assured that its business will generate sufficient cash flow from operations, additional sources of funding will be available to it or that future borrowings will be available to it in amounts sufficient to enable it to service its indebtedness or to fund its other liquidity needs.

The terms of the Mezzanine Financing and Amended and Restated Credit Agreement contain certain financial and non-financial covenants including restrictions on the Company’s ability to make investments in the Company.  Specifically, Broadwing and its other subsidiaries may not make investments in or fund the operations of the Company beyond an aggregate amount of $118 million after October 1, 2002.  As of February 28, 2003, the remaining available investment was $58 million.  If the Company requires funds in excess of the amounts described above in order to finance its operations, there can be no assurances that the required lenders will consent to Broadwing investing additional funds to allow the Company to meet its obligations.

If the Parent Company is unable to fund the Company through closing of the sale to C III and meet its remaining obligations going forward after the sale or is unable to close the sale, the Company may explore alternative transactions or sources of financing, including borrowing money or raising equity.  There can be no assurances that any such transactions could be consummated on acceptable terms, or at all.  The uncertainty of the Company's available liquidity combined with the funding constraints discussed above, has prompted the Company’s independent accountants to issue a going concern explanatory paragraph in their audit report.  The going concern explanatory paragraph means that, in the opinion of the Company’s independent accountants, there is substantial doubt about the Company’s ability to continue to operate as a going concern.  If the Company is unable to finance its operations through the closing of the sale and meet its remaining obligations, or if a sale is not consummated, it may be forced to seek protection from its creditors under the United States Bankruptcy Code.

In addition, the Company’s subsidiary, Broadwing Communications Services Inc., has directly borrowed $193 million under the Parent Company’s credit facilities.  However, the amended terms of the Parent Company’s credit facilities prohibit any additional borrowings by the Company or its subsidiaries.  Because the Company has relied on the Parent Company’s credit facilities in the past to fund its operations, the restrictions on future borrowings might adversely affect its ability to access sufficient cash to meet its obligations.

The Parent Company depends on its bank credit facility to provide liquidity

The Parent Company depends on its bank credit facility to provide for financing requirements in excess of amounts generated by operations.

In November 1999, the Parent Company obtained a credit facility of $1.8 billion from a group of lending institutions.  The credit facility was increased to $2.1 billion in January 2000 and again to $2.3 billion in June 2001.  Total availability under the credit facility decreased to $1.825 billion as of December 31, 2002 following a $335 million prepayment of the outstanding term debt facilities in the first quarter of 2002 (with proceeds from the sale of substantially all of the assets of CBD), $5 million in scheduled repayments of the term debt facilities and $135 million in scheduled amortization of the revolving credit facility.

In March 2003, the Parent Company completed an amendment to the credit facility, which included the extension of revolving credit maturity to 2005 and 2006, and the acceleration of a portion of the maturities of term loans from banking institutions from 2004 into 2003. As of March 26, 2003, the credit facilities consisted of $644 million in revolving credit maturing on March 1, 2006, $516 million in term loans from banking institutions, maturing in various amounts during 2003 and 2004, and $444 million in term loans from non-banking institutions, maturing in various amounts between 2003 and 2007.

However, the ability to borrow from the credit facility is predicated on the Parent Company’s and its subsidiaries’ compliance with covenants that have been negotiated with the lenders.  As a result of the significant capital the Parent Company has invested in the Company as well as the effect the weak U.S. economy and telecommunications industry has had on the Parent Company's and its subsidiaries’ businesses, the Parent Company is highly leveraged and it is uncertain whether the Parent Company will be able to remain in compliance with these covenants.  Failure to satisfy these covenants could severely constrain the Parent Company’s ability to borrow under the credit facility.  As of December 31, 2003, Broadwing was in compliance with all of the covenants of the credit facility.

The Parent Company’s credit facility and other indebtedness impose significant restrictions on the Parent Company

The Parent Company’s debt instruments impose, and the terms of any future debt may impose, operating and other restrictions on the Parent Company.  These restrictions will affect, and in many respects will limit or prohibit, among other things, the Parent Company's and its subsidiaries’ ability to:

•                  incur additional indebtedness;

•                  create liens;

•                  make investments;

•                  enter into transactions with affiliates;

•                  sell assets;

•                  guarantee indebtedness;

•                  declare or pay dividends or other distributions to shareholders;

•                  repurchase equity interests;

•                  redeem debt that is junior in right of payment to such indebtedness;

•                  enter into agreements that restrict dividends or other payments from subsidiaries;

•                  issue or sell capital stock of certain of its subsidiaries; and

•                  consolidate, merge or transfer all or substantially all of its assets and the assets of its subsidiaries on a consolidated basis.

In addition, the Parent Company’s credit facility includes other and more restrictive covenants and prohibit the Parent Company from prepaying other debt and preferred stock while debt under the credit facility is outstanding.  The agreements governing the credit facility also require the Parent Company to achieve specified financial and operating results and maintain compliance with specified financial ratios.  The Parent Company is highly leveraged and it is uncertain whether it will continue to remain in compliance with these agreements.

The restrictions contained in the terms of the credit facility and its other debt instruments could:

•                  limit the Parent Company’s ability to plan for or react to market conditions or meet capital needs or otherwise restrict the Company’s activities or business plans; and

•                  adversely affect the Parent Company’s ability to finance BCI’s operations, strategic acquisitions, investments or alliances or other capital needs or to engage in other business activities that would be in BCI’s interest.

A breach of any of these restrictive covenants or the inability to comply with the required financial ratios could result in a default under the credit facility.

Increased Competition Could Affect Profitability and Cash Flow

There is substantial competition in the telecommunications industry.  Competition may intensify due to the efforts of existing competitors to address difficult market conditions through reduced pricing, bundled offerings or otherwise, as well as a result of the entrance of new competitors and the development of new technologies, products and services.  Price competition has been intense and may further intensify.  If the Company cannot offer reliable, value-added services on a price competitive basis in any of its markets, it could be adversely impacted by competitive forces.  In addition, if the Company does not keep pace with technological advances or fails to respond timely to changes in competitive factors in the industry, it could lose market share or experience a decline in its revenue and profit margins.

The Company faces significant competition from companies such as AT&T Corp., WorldCom, Inc., Sprint Corporation, Level 3 Communications, Inc., Qwest Communications International Inc., and several emerging and recapitalized competitors.  The significant capacity of these competitors could result in decreasing prices even if the demand for higher-bandwidth services increases.  In addition, some competitors are experiencing financial difficulties or are in bankruptcy reorganization.  Competitors in financial distress or competitors emerging from bankruptcy with lower cost capital structures and substantial excess fiber capacity in most markets, and forecasted demand for broadband services not being realized as a result of the state of the economic and financial difficulties experienced by many telecommunications carriers’ could exacerbate downward pricing pressure in the telecommunications industry.

The effect of the foregoing competition could have a material adverse impact on the Company’s businesses, financial condition and results of operations.  This could result in increased reliance on borrowed funds and could adversely impact the Company’s ability to maintain its optical network.

Network Utilization is Dependent on Maintaining Rights-of-Way and Permits

The utilization of the Company’s network depends on maintaining rights-of-way and required permits from railroads, utilities, governmental authorities and third-party landlords on satisfactory terms and conditions. The Company cannot guarantee that it will be able to maintain all of the existing rights and permits. Although the Company expects to maintain and renew its existing agreements, the loss of a substantial number of existing rights and permits could have a material adverse impact on the Company’s business, financial condition and results of operations.  For portions of the Company’s network that it leases or purchases use rights from third parties, the Company must rely on such third parties’ maintenance of all necessary rights-of-way and permits.  Some agreements that the Company may rely on to use portions of other companies’ networks could be terminated if associated rights-of-way were terminated.

Significant Capital Expenditures Will be Required to Maintain the Network

Capital expenditures of $600 million in 2000 decreased to $472 million in 2001 and decreased again in 2002 to $65 million.  The Company could incur significant additional capital expenditures as a result of unanticipated expenses, regulatory changes and other events that impact the business.  If the Company fails to adequately maintain its networks to meet customer needs there could be a material adverse impact on the Company’s business, financial condition and results of operations.

Regulatory Initiatives May Impact the Company’s Profitability

The Company is subject to regulatory oversight of varying degrees at the state and federal levels.  Regulatory initiatives that would put the Company at a competitive disadvantage or mandate lower rates for its services could result in lower profitability and cash flow.  This could compromise the Company’s ability to maintain its national optical network, which could have a material adverse effect on the Company’s business, financial condition and results of operations.

The Company’s Restructuring Initiative is Critical to Its Success

In October 2002, the Company initiated a restructuring that is intended to reduce annual expenses by approximately $200 million compared to 2002 and enable the Company to become cash flow positive.  The plan includes initiatives to reduce the workforce by approximately 500 positions; reduce line costs by approximately 25% through network grooming, optimization, and rate negotiations; and exit the international wholesale voice business.  The Company recorded a cash restructuring charge of approximately $13 million during the fourth quarter of 2002 related to employee severance benefits and contract terminations.  There can be no assurances that any of the actions under the restructuring plans will be successful.  If the Company fails to successfully implement these restructuring initiatives, the Company’s business, financial condition and results of operations could be adversely affected.

The Company Relies, in part, on Portions of Competitors’ Networks

The Company uses network resources owned by other companies for portions of its network.  The Company obtains the right to use such network portions through operating leases and IRU agreements in which the Company pays for the right to use such other companies’ fiber assets and through agreements in which the Company exchanges the use of portions of its network for the use of portions of such other companies’ networks.  In several of those agreements, the counter party is responsible for network maintenance and repair.  In the event a counter party to a lease, IRU or an exchange suffers financial distress or bankruptcy, the Company may not be able to enforce its rights to use such network assets or, even if the Company could continue to use such network assets, the Company could incur material expenses related to their maintenance and repair.  The Company also could incur material expenses if it were required to locate alternative network assets.  The Company cannot give assurance that it would be successful in obtaining reasonable alternative network assets if needed.  Failure to obtain usage of alternative network assets, if necessary, could have a material adverse impact on the Company’s business, financial condition and results of operations.

Attracting and Retaining Highly Qualified Employees is Necessary for Competitive Advantage

The Company seeks to achieve competitive advantage by hiring and retaining highly skilled personnel.  The Company believes this is of particular importance in an industry that depends on innovation and execution in order to attract and retain customers.  If the Company fails to attract or retain these skilled personnel, the Company’s financial condition and results of operations could be materially impacted.

The Company’s Success Depends on the Introduction of New Products and Services

The Company’s success depends on being able to anticipate the needs of current and future enterprise and carrier customers.  The Company seeks to meet these needs through new product introductions, service quality and technological superiority.  Failure of the Company to anticipate the needs of these customers and to introduce the new products and services necessary to attract or retain these customers could have a material adverse impact on the Company’s business, financial condition and results of operations.

Continuing Softness in the Economy is Having a Disproportionate Effect in the Telecommunications Industry

Beginning in 2001, the business environment for the telecommunications industry deteriorated significantly and rapidly and remains weak.  This was primarily due to: the general weakness in the U.S. economy, which was exacerbated by the events of September 11, 2001, and concerns regarding terrorism; pressure on prices for broadband services due to substantial excess fiber capacity in most markets; and forecasted demand for broadband services not being realized as a result of the state of the economy, the bankruptcy or liquidation of a substantial number of Internet companies and financial difficulties experienced by many telecommunications customers.  The Company expects these trends to continue, including reduced business from financially troubled customers and downward pressure on prices due to reduced demand and overcapacity.  If these trends  continue, there could be a material adverse impact on the Company’s business, financial condition and results of operations.

A Significant Portion of the Company’s Revenue Is Derived From Telecommunications Carriers

Eight of the Company’s top ten customers, which as a group, accounted for approximately 38% of total revenue, are large telecommunications carriers.  Several customers have been impacted by negative industry trends.  Four of the Company’s largest customers, who accounted for approximately 14% of revenue in 2002, were in Chapter 11 bankruptcy proceedings.  Non-IRU revenue from these customers approximated 7% of total revenue in 2002.  The remaining revenue from these customers, approximating 7% of total revenue, was generated by the amortization of IRU agreements and the early termination of two IRUs, for which consideration had been previously received.  In addition, interexchange carriers generated approximately 57% of total revenue in 2002.  Most of the Company’s arrangements with large customers do not provide the Company with guarantees that customer usage will be maintained at current levels.  Industry pressures have caused telecommunications carriers to look aggressively for ways to cut costs which has resulted in reduced demand and reduced prices.  In addition, construction of their own facilities by certain of the Company’s customers, construction of additional facilities by competitors or further consolidation in the telecommunications industry involving the Company’s customers could lead such customers to reduce or cease their use of the Company’s network. To the extent these large customers cease to employ the Company’s network to deliver their services, or cannot pay outstanding accounts receivable balances, the Company could experience a material adverse impact on its business, financial condition and results of operations.

Terrorist Attacks and Other Acts of Violence or War May Affect the Financial Markets and the Company’s Business, Financial Condition and Results of Operations

As a result of the September 11, 2001 terrorist attacks and subsequent events, there has been considerable uncertainty in world financial markets.  The full effect of these events, as well as concerns about future terrorist attacks, could adversely affect the Company’s ability to obtain financing on terms acceptable to it, or at all, to finance the Company’s operations and capital expenditures.

Terrorist attacks or war may negatively affect the Company’s operations and financial condition.  There can be no assurance that there will not be further terrorist attacks against the United States of America or U.S. businesses or armed conflict involving the United States of America.  These attacks or armed conflicts may directly impact the Company’s physical facilities or those of its customers and vendors.  These events could cause consumer confidence and spending to decrease or result in increased volatility in the United States and world financial markets and economy.  Any of these occurrences could have a material adverse impact on the Company’s business, financial condition and results of operations.

The Company is Dependent on Limited Sources of Supply for Certain Key Network Components

Where possible and practical, the Company utilizes commercially available technologies and products from a variety of vendors.  However, the Company relies on one supplier, Corvis, for its advanced optical switching and transport equipment on the core of its long-haul network.  There can be no assurance that the Company will be able to obtain such equipment from Corvis in the future.  If the Company cannot obtain adequate replacement equipment or service from Corvis, or an acceptable alternate vendor, the Company could experience a material adverse impact on its business, financial condition and results of operations.  Corvis is also the majority owner of C III, the entity that has entered into a agreement to purchase substantially all of the assets Company’s Broadband segment.

Network Failure and Transmission Delays and Errors Could Expose the Company to Potential Liability

The Company’s network utilizes a variety of communication equipment, software, operating protocols and components of others’ networks for the high-speed transmission of data and voice traffic among various locations.  Such equipment, software and physical locations could malfunction, suffer physical damage or otherwise become impaired.  The Company is held to high quality and delivery standards in its customer contracts.  Network failures or delays in data delivery could cause service interruptions resulting in losses to the Company’s customers.  Failures or delays could expose the Company to claims by its customers that could have a material impact on the financial condition and operating results of the Company’s business.

Capital Additions

The Company’s capital additions have historically been for its national optical network and have totaled $65 million, $472 million and $600 million in 2002, 2001 and 2000, respectively.

ITEM 2.  PROPERTIES

The Company owns or maintains communications facilities in 39 states.  Principal office locations are in Austin, TX; Cincinnati, OH, Reston, VA; and Indianapolis, IN.

The gross investment in property, plant and equipment,  at December 31, 2002 and 2001 is comprised of the following ($in millions):

	2002	2001

Land and rights of way	$0.6	$153.7
Buildings and leasehold improvements	7.2	209.1
Transmission facilities	30.8	2,057.7
Furniture, fixtures, vehicles and other	0.6	49.6
Fiber usage rights	8.2	51.4
Construction in process	7.3	214.1
Total	$54.7	$2,735.6

The gross investment in property, plant, and equipment includes $18.7 million and $19.1 million of assets accounted for as capital leases in 2002 and 2001, respectively.  These assets are included in ‘Transmission facilities.’

The Company recorded a non-cash asset impairment charge of $2.2 billion to state both tangible and intangible assets at estimated fair value as of December 31, 2002.  The impairment charge related to tangible property, plant and equipment totaled $1,902 million.

ITEM 3. LEGAL PROCEEDINGS

The information required by this item is included in Note 14 of the Notes to Consolidated Financial Statements that are contained in Item 8 of this Report on Form 10-K, “Financial Statements and Supplementary Data.”

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of the Company’s security holders during the quarter ended December 31, 2002.

PART II

ITEM 5.                 MARKET FOR THE REGISTRANT’S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

Market Information

At December 31, 2002, all of the Company’s common stock was held by Broadwing Inc.  As such, there is no established public trading market for this common stock.

Dividend Policy

The Company does not pay dividends on its common stock.  Dividends on the Company’s 12½% Junior Exchangeable Preferred Stock (the “Preferred Stock”) are payable quarterly at the annual rate of 12½% of the aggregate liquidation preference (which amounted to $426.1 million at December 31, 2002 including accrued dividends of $30.9 million).  Historically, the Company paid dividends in additional shares of the Preferred Stock.  Effective November 16, 1999, the Company elected to switch to a cash payment option for the Preferred Stock rather than issue additional shares of the Preferred Stock, and made its first cash payment on February 15, 2000.  In 2002, the Company’s board of directors voted to defer the third and fourth quarter 2002 cash payment of the quarterly dividend on the Preferred Stock , in accordance with the terms of the security.  The Company continued to accrue the dividend in accordance with the terms of the security.  The status of future quarterly dividend payments on the Preferred Stock security will be determined quarterly by the board of directors, but the Company does not expect to pay dividends in the foreseeable future.

Equity Compensation Plans

The Company’s employees are eligible to participate in the Parent Company’s stock-based compensation plans.  Detailed disclosures regarding the stock-based compensation plans can be found in the Parent Company’s annual report.

ITEM 6.  SELECTED FINANCIAL DATA

The Selected Financial Data should be read in conjunction with, Item 1, “Business;” Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations;” and the Company’s Consolidated Financial Statements, related notes thereto and other financial information included in this document.

	Company				Predeccessor
	Year Ended December 31,				Year Ended December 31,
($ in millions)	2002	2001	2000	Period from Nov 10 to Dec 31 1999	Period from Jan 1 to Nov 9 1999	1998

Operating Data (1):
Revenue	$1,068.1	$1,197.6	$1,004.6	$99.0	$568.2	$668.6
Operating loss	(2,437.6)	(502.1)	(225.7)	(46.5)	(214.1)	(30.8)
Loss (gain) on investments	(0.2)	(11.6)	394.5	—	23.8	—
Loss before cumulative effect of change in accounting principle	(2,533.7)	(382.2)	(463.3)	(38.9)	(281.0)	(95.5)
Cumulative effect of change in accounting principle (2)	2,008.7	—	—	—	—	—
Extraodinary loss	—	—	—	6.6		(67.0)
Net loss	(4,542.4)	(388.4)	(464.6)	(45.5)	(281.0)	(162.5)

	Company				Predeccessor
	December 31,					December 31,
	2002	2001	2000	1999		1998
Financial Position (1):
Property, plant and equipment, net (3)	$54.7	$2,182.0	$2,103.9	$1,726.4		$983.7
Total assets	239.1	4,977.8	4,994.2	5,147.2		1,748.2
Total debt and capital lease obligations (4)	1,737.9	1,563.5	1,057.1	1,046.2		693.0
Redeemable preferred stock (5)	414.4	417.8	421.0	418.2		447.9
Shareowner’s equity (deficit) (6)	(2,561.8)	2,024.6	2,394.0	2,463.6		(72.5)

Other Financial Data (1):
Cash flow from continuing operatons	(94.9)	(111.4)	(32.7)	87.8	71.5	202.3
Capital Expenditures	64.9	472.0	599.9	165.0	479.1	476.4

(1)                        On November 9, 1999 (the “Merger Date”), the Company completed a merger with a wholly owned subsidiary of Broadwing.  This Merger was accounted for as a purchase business combination and, accordingly, purchase accounting adjustments, including goodwill, have been pushed down and are reflected in the Company’s financial statements subsequent to the Merger Date.  The financial statements for periods before the Merger Date were prepared using the Company’s historical basis of accounting and are designated as “Predecessor.”  The financial statements for periods after the Merger are designated as “Company.”  The comparability of operating results for the Predecessor and Company periods are affected by the purchase accounting adjustments.  The 2001 and 2000 results presented include the results of BTS as the Parent Company contributed the capital stock of the information technology consulting business to the Company during 2000.  The 2001 and 2000 results also reflect an agreement with the former CBLD to service its customers outside of the Cincinnati, Ohio area.  All revenue and expenses associated with the former CBLD’s customers outside the Cincinnati area were assigned to Broadwing Communications.

(2)                        See Note 1 and Note 2 of the Notes to Consolidated Financial Statements.

(3)                        See Note 1 of the Notes to Consolidated Financial Statements.

(4)                        See Note 5 of the Notes to Consolidated Financial Statements.

(5)                        See Note 7 of the Notes to Consolidated Financial Statements.

(6)                        See Note 9 of the Notes to Consolidated Financial Statements.

ITEM 7.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

“Management’s Discussion and Analysis of Financial Condition and Results of Operations” which follows should be read in conjunction with the “Private Securities Litigation Reform Act of 1995 Safe Harbor Cautionary Statement”, “Risk Factors,” Consolidated Financial Statements and accompanying Notes to Consolidated Financial Statements.

Broadwing Communications (“BCI”) provides data and voice communications services nationwide.  These services are generally provided over the Company’s national optical network, which comprised approximately 18,700 route miles of fiber-optic transmission facilities.  The Company’s revenue is generated by broadband transport (which includes revenue from indefeasible- right-of-use (“IRU”) agreements), switched voice services, data and Internet services (including web hosting), information technology consulting and network construction and other services.  As of January 1, 2002, as part of the Company’s November 2001 restructuring plan (refer to Note 3 of the Notes to Consolidated Financial Statements), the web hosting operations of the Parent Company’s ZoomTown subsidiary were merged with the operations of BCI and are reflected in the data and Internet product line in all periods presented.  The Company recorded a non-cash impairment charge of approximately $2.2 billion in the fourth quarter of 2002 to write down its tangible and intangible assets to estimated fair market value.  In February 2003, the Parent Company announced certain of its subsidiaries had entered into a definitive agreement to sell substantially all of the assets of the Company, excluding the information technology consulting assets (refer to Note 18 of the Notes to Consolidated Financial Statements).

Critical Accounting Policies and Estimates

The preparation of consolidated financial statements requires the Company to make estimates and judgments that affect the reported amounts of assets, liabilities, revenue and expenses.  The Company continually evaluates its estimates, including but not limited to those related to revenue recognition, bad debts, investments, intangible assets, income taxes, fixed assets, access line costs, restructuring,  pensions, other postretirement benefits, contingencies and litigation.  The Company bases its estimates on historical experience and on various other assumptions that are believed to be reasonable under the facts and circumstances.  Actual results may differ from these estimates under different assumptions or conditions.

The Company believes the following critical accounting policies impact its more significant judgments and estimates used in the preparation of its consolidated financial statements.  For a more detailed discussion of the application of these and other accounting policies, refer to Note 1 of the Notes to Consolidated Financial Statements.

Revenue Recognition - The Company  recognizes revenue as services are provided.  Both switched voice and data and Internet product revenue are billed monthly in arrears, while the revenue is recognized as the services are provided.  While customers are billed in advance for month-to-month broadband transport services, revenue is recognized as the services are provided.  Revenue from product sales is generally recognized upon performance of contractual obligations, such as shipment, delivery, installation or customer acceptance.  Indefeasible right-of-use agreements, or IRUs, represent the lease of network capacity or dark fiber and are recorded as unearned revenue at the earlier of the acceptance of the applicable portion of the network by the customer or the receipt of cash and accounted for approximately 44%, 29% and 14% of broadband transport revenue in 2002, 2001 and 2000, respectively.  The buyer of IRU services typically pays cash upon execution of the contract, and the associated IRU revenue is then recognized over the life of the agreement as services are provided, beginning on the date of customer acceptance.  In the event the buyer of an IRU terminates a contract prior to the contract expiration and releases the Company from the obligation to provide future services, the remaining unamortized unearned revenue is recognized in the period in which the contract is terminated.

For long-term construction contracts, the Company recognizes revenue and the associated cost of that revenue using the percentage of completion method of accounting.  This method of accounting relies on estimates of total expected contract revenue and costs.  The method is used as the Company can make reasonably dependable estimates of revenue and costs applicable to various stages of a contract.  As the financial reporting of these contracts depends on estimates that are continually assessed throughout the terms of the contracts, revenue recognized is subject to revision as the contract nears completion.  Revisions in estimates are reflected in the period in which the facts that give rise to the revision become known.  Revisions have the potential to impact both revenue and cost of services and products.  Construction projects are considered substantially complete upon customer acceptance.

Since its merger with IXC Communications Inc. (“IXC”) in November 1999 (“the Merger”), the Company has not entered into any significant revenue generating fiber exchange agreements.  For certain preacquisition fiber exchange agreements with other carriers, the Company recognizes the fair value of revenue earned and the related expense in offsetting amounts over the life of the agreement.  In no instances has the Company recognized revenue upon consummation of any such fiber exchange agreements or capitalized any expenses associated therewith.

Deferred Tax Asset - The Company’s tax provision is based upon the modified separate return method under which an income tax benefit is recorded for losses based upon the potential to be realized by the Company, as well as any affiliated members of the federal income tax consolidated group of the Parent Company.  As of December 31, 2002, the Company had approximately $801 million of federal operating loss tax carryforwards with a related tax benefit of $280 million.  In addition, the Company had approximately $125 million in deferred tax assets related to state and local operating loss tax carrryforwards.  The Company evaluates all positive and negative evidence available in determining whether there is reasonable assurance that its deferred tax assets will be realized.  In performing this evaluation, the Company considers future taxable income projections, expirations of loss carry forwards and ongoing prudent and feasible tax planning strategies.  Based on this evaluation as of December 31, 2002, which included the uncertainty regarding the future operations of the Company, the Company determined that realization of certain deferred tax assets (including federal and state operating loss carryforwards) was not considered to be more likely than not, and therefore provided a valuation allowance, which amounted to $1,170 million as of December 31, 2002.  The valuation allowance was recorded as a component of income tax expense in the fourth quarter of 2002.  The Company is pursuing several alternatives and the resolution of uncertainties related to the Company that may result in the realization of these reserved tax assets.

Allowances for Doubtful Accounts – The Company maintains allowances for doubtful accounts for estimated losses resulting from the inability of its customers to make required payments.  The Company determines the estimate of the allowance for doubtful accounts based on a variety of factors including the length of time receivables are past due, the financial health of customers, and historical experience.  If the financial condition of the Company’s customers were to deteriorate or other circumstances occur that result in an impairment of customers’ ability to make payments, additional allowances may be required.

Depreciation – The Company uses the straight line method to depreciate its property, plant, and equipment.  Due to rapid changes in technology, significant judgment is required in determining the estimated useful life of telecommunications plant and equipment.

Goodwill and Indefinite-Lived Intangible Assets – Goodwill represents the excess of the purchase price consideration over the fair value of assets acquired recorded in connection with the merger with IXC in November 1999.  Upon the adoption of Statement of Financial Accounting Standards No. 142, “Goodwill and Other Intangible Assets” (“SFAS 142”) on January 1, 2002, the Company recorded a goodwill impairment charge of $2,008.7 million, net of tax, as discussed in Note 2 of the Notes to the Consolidated Financial Statements.

Pursuant to SFAS 142, goodwill and intangible assets not subject to amortization are tested for impairment annually, or when events or changes in circumstances indicate that the asset might be impaired.  For goodwill, a two-step impairment test is performed.  The first step compares the fair value of a reporting unit with its carrying amount, including goodwill.  If the carrying value of a reporting unit exceeds its fair value, then the second step of the impairment test is performed to measure the amount of impairment loss.  The second step compares the implied fair value of the reporting unit goodwill with the carrying amount of that goodwill.  The implied fair value is determined by allocating the fair value of a reporting unit to all of the assets and liabilities of that unit as if the reporting unit had been acquired in a business combination.  The excess of the fair value of a reporting unit over the amounts assigned to its assets and liabilities is the implied fair value of goodwill.  If the carrying amount of the reporting unit goodwill is in excess of the implied fair value of that goodwill, then an impairment loss is recognized equal to that excess.  For indefinite-lived intangible assets, the impairment test consists of a comparison of the fair value of the intangible asset with its carry value.  If the carrying value of an indefinite-lived asset exceeds its fair value, an impairment loss is recognized in an amount equal to that excess.

In 2001 and 2000, goodwill was amortized on a straight-line basis over estimated useful lives of 30 years.

Impairment of Long-lived Assets, Other than Goodwill and Indefinite lived Intangibles - As of December 31, 2002, the Company had fixed assets with a net carrying value of $55 million.  The Company reviews the carrying value of long-lived assets, other than goodwill and indefinite lived assets discussed above, when events or changes in circumstances indicate that the carrying amount of the assets may not be recoverable.  An impairment loss is recognized when the estimated future undiscounted cash flows expected to result from the use of an asset (or group of assets) and its eventual disposition are less than its carrying amount.  An impairment loss is measured as the amount by which the asset’s carrying value exceeds its estimated fair value.

During the fourth quarter of 2002, the Company performed an impairment assessment of its long-lived assets.  This assessment considered all of the contemplated strategic alternatives for the Company, including a potential sale of assets, using a probability-weighted approach.  Based on the analysis, it was determined that the Company’s assets were impaired and, accordingly, the Company recorded a $2.2 billion non-cash impairment charge to reduce the carrying value of these assets.  Of the total charge, $1,902 million related to tangible fixed assets and $298 million related to finite-lived intangible assets.

Restructuring – During 2002 and 2001, the Company recorded restructuring charges representing direct costs of exiting certain product lines, including certain contractual lease commitments, and involuntary employee terminations. These charges were recorded in accordance with EITF 94-3 “Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (Including Certain Costs Incurred in a Restructuring)” and represent the Company’s best estimate of undiscounted liabilities at the date the charges were taken.  Adjustments for changes in assumptions are recorded in the period such changes become known.  Changes in assumptions, especially as they relate to contractual lease commitments, could have a material effect on the restructuring liabilities and results of operations.

Fiber Sales and IRUs

The Company has entered into various agreements to sell fiber and capacity usage rights, which include the design and maintenance of these rights.  Sales of these rights are recorded as unearned revenue and are included in other current and other noncurrent liabilities in the accompanying consolidated balance sheets when the fiber or capacity is accepted by the customer or cash is received.  The buyer of IRU services typically pays cash upon execution of the contract.  The Company’s policy and practice is to amortize these payments into revenue over the life of the contract.  The Company received approximately $10 million, $61 million and $23 million in cash in 2002, 2001 and 2000, respectively, from these sales and recognized revenue from the amortization of previously recorded unearned revenue of $205 million, $134 million and $53 million, respectively.

Consolidated Overview

In accordance with Statement of Financial Accounting Standard No. 131, “Disclosures About Segments of an Enterprise and Related Information,” the operations of the Company comprise a single segment and are reported as such to the Chief Executive Officer of the Parent Company, who functions in the role of chief operating decision maker for the Company.  A tabular presentation of the Company’s financial results can be found in Item 6, “Selected Financial Data” on page 16 and in the Consolidated Statements of Operations and Comprehensive Income (Loss) on page 37 of this Report on Form 10-K.

The table below presents revenue for groups of similar products and services ($ in millions):

	Year Ended December 31
	2002	2001	2000

Broadband transport	$461.6	$466.5	$393.2
Switched voice services	328.6	380.5	408.6
Data and Internet	132.9	121.9	69.7
IT consulting	143.7	141.3	65.8
Network construction and other services	1.3	87.4	67.3
Total revenue	$1,068.1	$1,197.6	$1,004.6

2002 Compared to 2001

Revenue

Broadband transport revenue decreased $5 million in 2002, or 1%, to $462 million compared to 2001.  The decrease was due to lower dedicated optical and digital circuit revenue as demand from both established and emerging carriers continued to decline.  This decrease was substantially offset by $59 million in non-recurring, non-cash revenue from the termination of IRU contracts with two of the Company’s customers who filed for Chapter 11 bankruptcy protection.  The Company expects the revenue deterioration to continue as carriers groom their networks in an attempt to synchronize their supply with the demand in the marketplace.  Broadband products sold in the franchise area of Cincinnati Bell Telephone (“CBT”), a subsidiary of the Parent Company, contributed revenue to the Company of $28 million in 2002 and $12 million in 2001.  The Company’s largest IRU contract, which contributed $104 million to broadband transport revenue and operating income in 2002, will expire in May 2003 and contribute $43 million in revenue and operating income in 2003.

Switched voice services revenue decreased 14% in 2002 compared to 2001, from $381 million to $329 million.      The decrease in revenue was the result of the Company’s continued focus on higher margin business and declining rates and volume due to intense competition, partially offset by a reduction in uncollectible revenue due to tightened credit policies.  Cincinnati Bell Any Distance (“CBAD”), a subsidiary of the Parent Company, resells voice long distance in its local franchise area and contributed switched voice revenue of $44 million in 2002 and $41 million in 2001.  The Company initiated a restructuring plan in the fourth quarter of 2002, which included exiting the international switched wholesale voice business.  Based on this plan, the Company expects switched voice service revenue to decline going-forward.  The international switched wholesale voice business accounted for $75 million and $94 million of revenue during 2002 and 2001, respectively.

Data and Internet revenue increased $11 million, or 9%, over 2001 on the strength of demand for dedicated IP and ATM/frame relay services.  These increases were partially offset in both periods by a decrease in equipment sales, a decrease in revenue related to the exit of the bundled Internet access product (refer to Note 14 of the Notes to the Consolidated Financial Statements), and a decrease in data collocation revenue, as the Company closed eight of its eleven data centers as part of its November 2001 restructuring.

IT consulting revenue grew $2 million, or 2%, during 2002 compared to 2001.  The growth was attributable to increased sales of hardware and consulting services.  Revenue from services and hardware sales comprised 21% and 79%, respectively, of total IT consulting revenue during both 2002 and 2001.

Network construction and other services revenue decreased $86 million, or 99%, during 2002 compared to 2001.  As further discussed in Note 3 of the Notes to Consolidated Financial Statements, the Company’s November 2001 restructuring plan included plans to exit the network construction business upon completion of a large project.  The contract for that project is in dispute as discussed in Note 14 of the Notes to Consolidated Financial Statements.

Costs and Expenses

Cost of services and products primarily reflects access charges paid to local exchange carriers and other providers, transmission lease payments to other carriers, costs incurred for network construction projects and personnel and hardware costs for IT consulting.  In 2002, cost of services and products amounted to $656 million, a 14% decrease compared to the $760 million incurred during 2001.  The decrease was driven primarily by lower switched voice services and network construction activity, and cost reductions implemented as part of the November 2001 restructuring plan.  The decreases were partially offset by an increase in local access charges associated with the Company’s continued penetration of enterprise customer accounts and a non-recurring charge of $13 million for estimated costs associated with the termination of the Company’s uncompleted network construction contract currently under dispute.  Refer to Note 14 of the Notes to Consolidated Financial Statements for a detailed discussion of this contract.

SG&A expenses decreased 9% to $301 million in 2002 compared to 2001.  The decrease was due primarily to a decrease in employee costs, as headcount was approximately 660 lower at December 31, 2002 than at December 31, 2001, and lower marketing expenses.  These decreases were offset by a decrease in capitalized overhead costs associated with the completion of the Company’s national optical network.

Depreciation expense of $291 million increased $18 million, or 6% in 2002 compared to 2001 as a result of placing assets related to the optical network overbuild into service.  The Company recorded a non-cash impairment charge of $2.2 billion in the fourth quarter of 2002 related to the Company’s tangible and intangible assets (refer to Note 1 of the Notes to Consolidated Financial Statements).  As such, the Company expects depreciation expense to decrease by approximately $290 million in 2003.

Amortization expense, which in 2001 primarily related to the amortization of goodwill as a result of the Merger, decreased 78% to $25 million in 2002 from $111 million in 2001.  Upon adoption of SFAS 142 as required on January 1, 2002, the Company stopped amortizing goodwill.  In addition, the Company recorded an asset impairment charge as described in Note 1 of the Notes to Consolidated Financial Statements of approximately $298 million related to intangible assets in the fourth quarter of 2002.  Therefore, the Company expects no amortization expense in 2003.

During the first quarter of 2002, the Company recorded restructuring charges of $16 million resulting from employee separation benefits and costs to terminate contractual obligations, which were actions contemplated in the November 2001 restructuring plan for which an amount could not be reasonably estimated at that time.  During the fourth quarter of 2002, a $1 million reversal was made to the restructuring liability due to a change in estimate related to the termination of contractual obligations.  In total, the Company expects the November 2001 restructuring plan to result in cash outlays of $88 million and non-cash items of $149 million.  The Company completed the plan as of December 31, 2002, except for certain lease obligations, which are expected to continue through December 31, 2005.  Refer to Note 3 of the Notes to Consolidated Financial Statements.

During the third quarter of 2002, the Company recorded restructuring charges of $5 million.  The restructuring charges related to contractual terminations associated with the Company’s exit of a product line. Refer to Note 14 of the Notes to Consolidated Financial Statements.

In October 2002, the Company initiated a restructuring that is intended to reduce annual expenses by approximately $200 million compared to 2002 and enable the Company to become cash flow positive.  The plan includes initiatives to reduce the workforce by approximately 500 positions; reduce line costs by approximately 25% through network grooming, optimization, and rate negotiations; and exit the international wholesale voice business.  The Company recorded a cash restructuring charge of approximately $13 million during the fourth quarter of 2002 for employee severance and contract termination costs.  The Company expects to complete the plan by June 30, 2003.

Based on certain indicators, including a potential asset sale,  the Company performed an impairment analysis of its assets in the fourth quarter of 2002.  The impairment analysis indicated that the carrying value of the assets was not recoverable.  Accordingly, the Company wrote down the assets to estimated fair market value, resulting in a non-cash impairment charge of $2.2 billion.

The operating loss of $2,438 million recorded in 2002 represents a $1,936 million increase over the $502 million operating loss in 2001.  The increase in the operating loss is due to the asset impairment charge of approximately $2.2 billion, offset slightly by the decrease in amortization and restructuring charges noted above.

Interest expense, primarily consisting of interest paid to the Parent Company, increased approximately 5% in 2002 to $72 million from $68 million in 2001.  The increase was the result of higher outstanding debt, partially offset by a decrease in interest rates, as the London Interbank Offering Rate (“LIBOR”) decreased, and a decrease in the amount of interest capitalized due to the completion of the optical network.

The Company recorded less than a $1 million in net gain on investments compared to $12 million during 2001.  The net gain in 2001 is comprised of a $17 million gain from the sale of the Company’s investment in PSINet, partially offset by mark-to-market adjustments and losses on the sale of the Applied Theory investment.  See Note 4 of the Notes to Consolidated Financial Statements for a detailed discussion of investments.

The Company had income tax expense of $26 million in 2002 versus the ($174) million benefit recorded in 2001, due substantially to the establishment of a valuation allowance against certain federal and state deferred tax assets (including net operating loss carryforwards), offset partially by the tax effect of the $2.2 billion asset impairment.

Effective January 1, 2002, the Company recorded a $2,009 million expense as a cumulative effect of a change in accounting principle, net of taxes, related to the adoption of SFAS 142.  The write down of goodwill, finalized in the second quarter of 2002, was related to the fair value of goodwill associated with the Merger.  See Note 2 of the Notes to Consolidated Financial Statements for a detailed discussion of the adoption of SFAS 142.

As a result of the above, the Company reported a net loss of $4,542 million for the year ended December 31, 2002, representing an increase of $4,154 million compared to the loss in 2001 of $388 million.

2001 Compared to 2000

Revenue

Broadband transport revenue increased $73 million in 2001, growing 19% to $466 million compared to 2000.  Approximately two-thirds of the increase was driven by the renegotiation of IRU contracts with one of the Company’s customers.  In order for these contracts to survive the customer’s bankruptcy, the contracts were adjusted to reduce the services provided, update the operations and maintenance fees to a current market rate and shorten the lives of the agreements.  Revenue also increased due to sales to new and existing customers, but the increases were partially offset by circuit disconnections during the second half of the year.  CBT resells the broadband products in its local franchise area, which contributed revenue of $12 million in 2001 and less than a million in 2000.

Switched voice services revenue decreased 7% in 2001 compared to 2000, from $409 million to $381 million. This was the result of a continued focus on data services and a de-emphasis of sales of voice services to lower margin customers.  At the same time, the Company made an effort to minimize sales to less creditworthy customers in the wake of increasing bankruptcies in the wholesale segment of this market.  CBAD resells voice long distance in CBT’s local franchise area, which contributed switched voice revenue of $41 million in 2001 and $33 million in 2000.

Data and Internet revenue increased $52 million, or 75%, in 2001 compared to 2000 as revenue continued to increase on the strength of demand for dedicated IP and ATM/frame relay services.  These increases were further supplemented by additional collocation and web hosting revenue.  Despite the growth in collocation revenue, the Company’s November 2001 restructuring plan included the closure of eight of the Company’s eleven data centers due to actual growth failing to meet expectations.

IT consulting revenue grew $76 million, or 115%, during 2001 compared to 2000.  Of this growth, approximately $60 million was attributable to increased sales of hardware, while the remaining growth was the result of increased sales of consulting services.

Network construction and other services revenue increased $20 million, or 30%, during 2001 compared to 2000 as a result of a large, joint-use construction project.  The increase was partially offset by the nonrecurring receipt of warrants associated with a field trial of optical equipment in 2000.  In November 2001, the Company announced its intention to exit the construction business upon completion of one remaining contract as discussed in Note 3 of the Notes to Consolidated Financial Statements.  That contract is in dispute as discussed in Note 14.

Costs and Expenses

Cost of services and products primarily reflects access charges paid to local exchange carriers and other providers, transmission lease payments to other carriers, costs incurred for network construction projects and personnel and hardware costs for IT consulting.  In 2001, cost of services and products amounted to $760 million, a 27% increase over the $600 million incurred during 2000.  These increases were driven primarily by incremental costs needed to support the revenue growth, as described above, in broadband transport, data and Internet, information technology consulting services and network construction.

SG&A expenses increased 2% to $330 million in 2001 compared to 2000.  Increased employee expenses attributable to higher headcount during the first half of the year were almost entirely offset by lower advertising expenses and efforts to decrease consulting and contracted labor services.

Depreciation expense of $273 million increased $76 million, or 39% in 2001 compared to 2000 as a result of placing assets related to the optical network into service.  Amortization expense, which primarily related to the amortization of goodwill as a result of the Merger, increased 1% to $111 million in 2001 from $110 million in 2000.

In November 2001, the Company approved restructuring plans which included initiatives to close eight of the Company’s eleven data centers, reduce the expense structure, exit the network construction business and other non-strategic operations; and consolidate web hosting operations of the Parent Company into the Company.  The Company recorded restructuring and other costs of $222 million in 2001 related to these initiatives.  The $222 million consisted of restructuring liabilities in the amount of $74 million and related non-cash asset impairments in the amount of $148 million.  The restructuring-related liabilities of $74 million were comprised of $11 million related to involuntary employee separation benefits (including severance, medical insurance and other benefits) for 760 employees and approximately $63 million related to lease and other contractual terminations.  In total, the Company expects this restructuring plan to result in cash outlays of $74 million and non-cash items of $148 million.  Through December 31, 2001, the Company had utilized $4 million of the $73 million reserve, nearly all of which was cash expended.  The Company expects to realize approximately $77 million in annual expense and capital expenditure savings from this restructuring plan relative to expenses incurred in 2001.  Refer to Note 3 of the Notes to Consolidated Financial Statements.

The operating loss of $502 million recorded in 2001 represents a $276 million increase over the $226 million operating loss in 2000.  The higher loss is due to the increase in depreciation associated with the optical network assets placed in service and to the November 2001 restructuring charges, offset slightly by an improvement in gross profit.

The Company recorded a $4 million equity-share loss on its Applied Theory investment during 2001 versus $16 million in 2000.  The decline in the loss is due to the Company’s discontinued use of equity method accounting during the second quarter of 2001 because its ownership percentage in Applied Theory had dropped below 20% and it no longer held a seat on Applied Theory’s board of directors.  As a result, the Company no longer had significant influence over the operations of Applied Theory.

Interest expense, primarily consisting of interest paid to the Parent Company, decreased approximately 3% in 2001 to $68 million from $70 million in 2000.  Although total borrowings increased during 2001, a decrease of nearly 4% in the average interest rate charged on the borrowings offset the volume increase.  Interest expense related to $42 million borrowed directly from the Parent Company’s credit facility was insignificant as the funds were borrowed late in the fourth quarter of 2001.

The Company realized a $12 million net gain on investments during 2001, reflecting a $407 million improvement from a loss of $395 million in 2000.  The net gain in 2001 is comprised of a $17 million gain from the sale of the Company’s investment in PSINet, partially offset by mark-to-market adjustments and losses on the sale of the Applied Theory investment.  The $395 million loss in 2000 resulted from recognized losses on the PSINet and Applied Theory investments.  See Note 5 of the Notes to Consolidated Financial Statements for a detailed discussion of investments.

The income tax benefit of $174 million decreased $67 million from the benefit of $241 million in 2000.  This was primarily the result of the $143 million decrease in pretax losses from continuing operations.

As a result of the above, the Company reported a net loss of $388 million for the year ended December 31, 2001, representing decreased losses of $76 million, or 16%, as compared to the loss in 2000 of $465 million.

Capital Investment, Resources and Liquidity

The Company is dependent on financing from the Parent Company to fund its operations.  The Parent Company's bank credit facility and senior subordinated discount notes restrict the amount of financing available to the Company form the Parent Company.  The uncertainty of the Company's available liquidity resulting from these funding constraints has prompted the Company's independent accountants to include a going concern explanatory paragraph in their audit report.  The going concern explanatory paragraph means that, in the opinion of the Company's independent accountants, there is substantial doubt about the Company's ability to continue to operate as going concern.

On February 22, 2003, certain subsidiaries of the Company entered into a definitive agreement to sell substantially all of the assets of the Company, excluding the information technology consulting business, for up to $129 million in cash and the assumption of certain long term operating contractual commitments.  The sale is subject to certain closing conditions, including approval by the Federal Communications Commission ("FCC") and relevant state public utility commissions.  In addition, in March 2003, the Parent Company reached an agreement with holders of more than two-thirds of the Company's 12½ percent preferred stock security and 9 percent senior subordinated notes to exchange these instruments for common stock of the Parent Company.  If the Company is unable to finance its operations through the closing of the asset sale and meet its remaining obligations, or if a sale is not consummated, it may be forced to seek protection from its creditors through bankruptcy proceedings.

The Company has invested significant capital in order to expand the reach of its national broadband network.  Since the Company has completed the optical overbuild of its national network, capital spending will be focused on maintenance, and revenue-generating initiatives, which occur as customers are added to the Company’s networks.

Since the Merger, the Company has relied on a $1.825 billion credit facility with a group of lending institutions, secured by the Parent Company, in order to support the Company’s operations.  The credit facility consists of $765 million in revolving credit, maturing in various amounts during 2003 and 2004, $569 million in term loans from banking institutions, maturing in various amounts during 2003 and 2004, and $491 million in term loans from nonbanking institutions, maturing in various amounts between 2003 and 2007.

At December 31, 2002, the Parent Company had drawn approximately $1.648 billion from the credit facility, of which, $193 million had been drawn directly by the Company, and had outstanding letters of credit totaling $13 million, leaving $164 million in additional borrowing availability under its revolving credit facility.  The credit facility borrowings have been used by the Parent Company to refinance its debt and debt assumed as part of the Merger, to fund its capital expenditure program and other working capital needs in addition to funding operating losses of the Company.  The amount refinanced included approximately $404 million borrowed in order to redeem the majority of the outstanding 9% Senior Subordinated Notes of IXC (the “9% Notes”) assumed during the Merger as part of a tender offer and $391 million in outstanding bank debt of IXC assumed as part of the Merger.  The tender offer for the 9% Notes was required under the terms of the bond indenture by the change in control provision contained in the indenture governing the 9% Notes.  As further discussed below, in March 2003, the Parent Company completed an amendment to the credit facility, which included the extension of revolving credit maturity to 2005 and 2006, and the acceleration of a portion of the maturities of term loans from banking institutions from 2004 into 2003.

In December 2001, the Company began borrowing directly from the Parent Company’s credit facility.  Of the $1.648 billion which had been borrowed under the credit facility by the Parent Company as of December 31, 2002, $193 million had been borrowed directly by the Company.  Prior to obtaining the credit facility amendment in March 2003, the Parent Company’s credit facility capacity was scheduled to decrease throughout 2003 from $1.825 billion to approximately $1.476 billion due to $124 million of scheduled amortization of the term debt facilities and $225 million of scheduled amortization of the revolving credit facility.  As of December 31, 2002, the Parent Company’s debt maturities totaled $195 million in 2003 and $995 million in 2004.

On March 26, 2003, the Parent Company issued $350 million of mezzanine financing through Senior Subordinated Discount Notes Due 2009 (the “Mezzanine Financing”).  Proceeds from the Mezzanine Financing, net of fees, were used to pay down borrowings under the Parent Company’s credit facility.  Interest on the Mezzanine Financing will be payable semi-annually on June 30 and December 31, whereby 12% is paid in cash and 4% is accreted on the aggregate principal amount.  In addition, purchasers of the Mezzanine Financing received 17.5 million common stock warrants, each to purchase one share of Broadwing Common Stock.

In conjunction with the Mezzanine Financing, the Parent Company’s credit facility was also amended and restated ("Amended and Restated Credit Agreement") to, among other things, extend the revolving commitment, revise the financial covenants and allow for the sale of substantially all of the assets of the broadband business. As a result of the  terms of the amendment, the total borrowing capacity will decrease from $1.825 billion as of December 31, 2002.  The borrowing capacity will decrease to approximately $1.343 billion as of December 31, 2003 due to $262 million of scheduled repayments of the term debt facilities and a $220 million prepayment of the outstanding term debt and revolving credit facility from the Mezzanine Financing proceeds. After the credit facility amendment, the Parent Company’s debt maturities total $285 million in 2003 and $287 million in 2004.

The Mezzanine Financing and amended and restated credit agreement contain certain financial and non-financial covenants, including restrictions on Broadwing’s ability to make investments in the Company.  Specifically, Broadwing and its other subsidiaries may not make investments in or fund the operations of the Company beyond an aggregate amount of $118 million after October 1, 2002.  This restriction does not apply to guarantees by Broadwing of the Company borrowings under the credit facilities, liens on assets of Broadwing securing Company borrowings under the credit facilities, scheduled interest payments made or guaranteed by Broadwing in respect of Company borrowings under the credit facilities, and certain other items.  As of February 28, 2003, the Parent Company had the ability to invest an additional $58 million in the Company to fund operations and extinguish remaining obligations based on these provisions.

As of December 31, 2002, the interest rates to be charged on borrowings from the credit facility can range from 150 to 350 basis points above the LIBOR, and as of December 31, 2002 were between 275 and 325 basis points above LIBOR, or 4.13% and 4.63%, respectively, as a result of the Parent Company’s credit rating.  The Parent Company incurs banking fees in association with this credit facility that range from 37.5 basis points to 75 basis points, applied to the unused amount of borrowings under the revolving credit facility.  Upon completion of the credit facility amendment in March 2003, interest rates charged on borrowings from the credit facility increased to 425 basis points above LIBOR on revolving credit borrowings and 375 basis points above LIBOR for term debt borrowings.  The banking fees applied to the unused amount of borrowings increased to 62.5 basis points.

The Parent Company is subject to financial covenants in association with the credit facility.  These financial covenants require that the Parent Company maintain certain debt to EBITDA (as defined in the Amended and Restated Credit Agreement), debt to capitalization, senior secured debt to EBITDA and interest coverage ratios.  This facility also contains certain covenants which, among other things, may restrict the Parent Company’s ability to incur additional debt or liens; pay dividends; repurchase Broadwing common stock; sell, transfer, lease, or dispose of assets; make investments or merge with another company.  The Parent Company was in compliance with all covenants set forth in its credit facility and the indentures governing its other debt as of December 31, 2002.  The March 2003 Amended and Restated Credit Agreement subjects the Parent Company to an additional covenant related to annual capital expenditures and eliminated the debt to capitalization financial covenant.  If the Parent Company were to violate any of its covenants and was unable to obtain a waiver, it would be considered a default.  If the Parent Company were in default on its credit facility, no additional borrowings under the credit facility would be available until the default was waived or cured.

In December 2001, the Parent Company obtained an amendment to its credit facility to exclude the charges associated with the November 2001 Restructuring Plan from the covenant calculations and to amend certain defined terms.  In March 2002, the Parent Company obtained an amendment for certain financial calculations and consent to its credit facility to allow for the sale of substantially all of the assets of Cincinnati Bell Directory (a subsidiary of the Parent Company), exclude charges related to SFAS 142 (refer to Notes 1 and 2 of the Notes to Consolidated Financial Statements), increase its ability to incur additional indebtedness and amend certain defined terms.  In December 2002, the Parent Company obtained a waiver to exclude charges related to Statement of Financial Accounting Standards No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets” (“SFAS 144”) from its covenant calculations through March 30, 2003.  In March 2003, as discussed above, the Parent Company amended its credit facility to, among other things, exclude charges related to SFAS 144 going forward.

In February 2002, the Parent Company’s corporate credit rating was downgraded by Moody’s Investors Service to Ba3 from its previous level of Ba1.  In March 2002, the Parent Company’s corporate credit rating was downgraded by Standard and Poor’s and Fitch Rating Service to BB from its previous level of BB+.  In December 2002, Standard and Poor’s downgraded the Parent Company’s corporate credit rating to B- from BB.  In January 2003, Moody’s downgraded the Parent Company’s corporate credit rating to B1 from Ba3.  In the past, the credit facility was secured only by a pledge of the stock certificates of certain subsidiaries of the Parent Company.  Upon the initial downgrades, the Parent Company became obligated to provide certain subsidiary guarantees and liens on the assets of the Parent Company and certain subsidiaries in addition to the pledge of the stock certificates of the subsidiaries.

Intercompany advances payable to the Parent Company totaled $1,493 million and $1,469 million as of December 31, 2002 and December 31, 2001, respectively. As of December 31, 2002, the intercompany note to the Parent Company was payable upon demand and was therefore classified as a current liability.

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

The Parent Company does not have any downgrade triggers that would accelerate the maturity dates of its debt.  However, further downgrades of the Parent Company’s credit rating could adversely impact the cost of future debt facilities.  Due to the Parent Company’s credit rating, which is below Baa3 and  BBB- as rated by Moody’s and Standard & Poor’s, respectively, the Parent Company is obligated by its credit facility covenants to use 75% of any annual excess cash flows, as defined in its March 2003 amended and restated credit facility agreement, to reduce its outstanding borrowings.  If the Parent Company is unable to meet the covenants of its various debt agreements, the payment of the underlying debt could be accelerated.  Additionally, the Parent Company is currently obligated by its credit facility to use the net cash proceeds received from certain asset sales or issuances of debt by the Parent Company or any of its subsidiaries to reduce its outstanding borrowings.

The following table summarizes the Company’s contractual obligations as of December 31, 2002:

Contractual Obligations ($ in millions)	Payments Due by Period
	Total	<1 Year	1-3 Years	4-5 Years	Thereafter
Debt, including Intercompany Payable to Parent Company	$1,735.1	$1,495.3	$193.8	$—	$46.0
Capital Leases, excluding interest	2.9	2.2	0.5	0.2	—
Non-cancelable Operating Lease Obligations	373.2	100.9	150.8	65.6	55.9
Total	$2,111.2	$1,598.4	$345.1	$65.8	$101.9

As part of the November 2001 Restructuring Plan, the Company announced its intention to exit several data centers, reduce network costs and consolidate office space.  To the extent the Company can sublease or negotiate lease terminations, contractual obligations could decrease.  During 2002, the Company negotiated contract terminations, which reduced future commitments by approximately $90 million.  The buyer of substantially all of the assets of the broadband business has agreed to assume approximately $3 million in capital lease commitments and approximately $316 million in operating lease obligations.  Refer to Note 18 of the Notes to the Consolidated Financial Statements.

In July 2002, the Company announced that it would defer the August 15, 2002 cash dividend payment on its 12½% preferred stock, in accordance with the terms of the security, conserving $12 million in cash during the third quarter of 2002.  In October 2002, the November dividend was also deferred, conserving an additional $12 million in cash during the fourth quarter of 2002.  The Company continued to accrue the dividend.  The status of future quarterly dividend payments on the 12½% preferred stock will be determined quarterly by the board of directors, but the Company does expect to pay dividends in the foreseeable future.

In addition, in March 2003, the Parent Company reached an agreement with holders of more than two-thirds of the Company’s 12½ percent preferred stock security and 9 percent senior subordinated notes to exchange these instruments for common stock of the Parent Company.  In order to consummate the exchange offers, the Parent Company expects to issue approximately 26 million new shares of Broadwing Inc. common stock assuming 100% redemption of the outstanding instruments, which represents an increase of 11 percent in the number of shares outstanding.

Balance Sheet

The following comparisons are relative to December 31, 2001.

The decrease in accounts receivable was primarily the result of an increase in allowance for doubtful accounts and a decrease in revenue due to carrier customer bankruptcies.  The decrease of $2,008 million in goodwill was due to the write-down of goodwill associated with the adoption of SFAS 142 and further described in Note 2 of the Notes to Consolidated Financial Statements.  The decrease in net property plant, and equipment and other intangibles was due to the $2.2 billion asset impairment charge as further discussed in Note 1 of the Notes to the Consolidated Financial Statements.  Additionally, the decrease in net property, plant and equipment was due to the depreciation of assets of $291 million exceeding capital additions of $65 million.

Deferred income tax assets decreased by $233 million due primarily to the net effect of an increase of approximately $878 million related to the $2.2 billion asset impairment, more than offset by the establishment of a valuation allowance of $1,108 million against certain federal and state deferred tax assets, including net operating loss carryforwards.

The intercompany note payable increased to $1,498 million, which is due on demand and is therefore presented as a current liability as of December 31, 2002.  Accounts payable decreased $52 million, or 45%, primarily due to decreases in capital spending.  The decrease in current unearned revenue is primarily due to amortization of an IRU contract that will expire in May 2003, which generated revenue of $104 million in 2002.  The decrease in noncurrent unearned revenue of $123 million was due to scheduled amortization of outstanding IRU agreements, and $59 million due to non-recurring decreases related to two IRU contract terminations in 2002 as a result of customers’ bankruptcies, offset partially by consideration received for an additional contract entered into during 2002.  The buyer of IRU services typically pays cash upon execution of the contract.  The Company’s policy and practice is to amortize these amounts into revenue over the life of the contract.

Cash Flow

In 2002, cash used in operating activities totaled $95 million compared to $111 million in 2001, as the Company focused on reducing its cash burn through reducing expenses.

The Company’s capital investing activities for 2002 were $65 million, 86% lower than the $472 million in 2001.  The reduction in capital expenditures is due substantially to the completion of the optical overbuild of the national network.  In 2001, the Company sold its investment in PSINet and portions of its investment in Applied Theory, generating proceeds of $30 million.  There were no investments sold in 2002.

Cash provided by financing activities decreased to $151 million from $534 million, as the Company relied less on the Parent Company and external financing to fund its operations and significantly reduced its capital program.  Additionally, approximately $25 million in cash was conserved in 2002 as the Company deferred two quarterly dividend payments on the 12½% Junior Exchangeable Preferred Stock.

As of December 31, 2002, the Company held approximately $3 million in cash and cash equivalents.  In addition to cash on hand, the primary sources of cash will be cash generated by operations, borrowings from the Parent Company and borrowings from the Parent Company’s credit facility.  The primary uses of cash will be for funding the maintenance of the network, working capital and operating losses.

Contingencies

In the normal course of business, the Company is subject to various regulatory proceedings, lawsuits, claims and other matters.  Such matters are subject to many uncertainties and outcomes that are not predictable with assurance.

In 2002, several purported class action lawsuits were filed in the United States District Court for the Southern District of Ohio on behalf of purchasers of the securities of the Parent Company between January 17, 2001 and May 20, 2002, inclusive (the “Class Period”).  The complaints alleged that the Parent Company, its former Chief Executive Officer  (“CEO”), its current CEO, and several board members violated federal securities laws arising out of allegedly issuing material misrepresentations during the Class Period which resulted in artificially inflating the market price of the Parent Company’s securities.  The Parent Company intends to defend these claims vigorously.

In June 2000, the Company entered into a long-term construction contract to build a 1,550-mile fiber route system for a customer.  During the second quarter of 2002, the customer alleged a breach of contract and requested the Company to cease all construction activities, requested a refund of $62 million in progress payments previously paid to the Company, and requested conveyance of title to all routes constructed under the contract.  Subsequently, the Company notified the customer that such purported termination was improper and constituted a material breach under the terms of the contract, causing the Company to terminate the contract.  As a result of the contract termination during the second quarter of 2002, the Company expensed $13 million in both costs incurred under the contract and estimated shutdown costs, which have been reflected in cost of services and products in the Consolidated Statements of Operations and Comprehensive Income (Loss).  In addition, the Company’s balance sheet included $51 million in unbilled accounts receivable (including both signed change orders and claims) at December 31, 2002 related to this contract.  Based on information available as of December 31, 2002, the Company believes it is due significant amounts outstanding under the contract, including unbilled accounts receivable.  The Company expects this matter to be resolved through arbitration during 2003.  The timing and outcome of these issues are not currently predictable.  An unfavorable outcome could have a material adverse effect on the financial condition and results of operations of the Company.

Commitments

The Company leases certain facilities and equipment used in its operation.  Total rental expenses (excluding access circuit leases) were approximately $29 million, $28 million and $24 million in 2002, 2001 and 2000.

In 2000, the Company entered into a purchase commitment with Corvis Corporation, a Columbia, Maryland-based manufacturer of optical network equipment.  The agreement specified that the Company would purchase $200 million in optical network equipment from Corvis Corporation over a two-year period beginning in July 2000.  As of December 31, 2002 and 2001, the Company’s remaining purchase commitment was zero and $20 million, respectively.  In 2000, the Company also entered into a separate agreement giving it the right to purchase Series H preferred stock at $80.53 per share, which had a fair value $30 million, and $5 million of the common stock of Corvis at the initial public offering price.  The Company subsequently exercised these rights during the second and third quarters of 2000.  The established prices for these Corvis equity purchases reflect the contemporaneous fair value of the equity, as evidenced by independent third party investor purchases of this equity in the same timeframe.

In 2001, the Company entered into an agreement with Teleglobe Inc. (“Teleglobe”), a Reston, Virginia-based telecommunications company which stated that the Company would purchase $90 million of services and equipment from Teleglobe over four years.  In September 2002, in response to Teleglobe’s bankruptcy filing, the Company terminated the agreement for a payment of $4 million to Teleglobe, which released the Company from $63 million of future commitments (refer to Note 1 of the Notes to the Consolidated Financial Statements).

In 2001 and 2000, the Company entered into agreements with two vendors to provide bundled Internet access to the Company’s customers based on a monthly maintenance fee.  In March 2002, the Company terminated its contract with one of the vendors as part of its fourth quarter 2001 restructuring (refer to Note 3 to the Consolidated Financial Statements).  This contract termination reduced the Company’s future commitments by approximately $60 million.  In September 2002, the Company terminated its remaining contract (refer to Note 3 to the Consolidated Financial Statements), which eliminated the remaining $13 million of future commitments related to bundled Internet access.

The Company has certain contractual obligations to utilize network facilities, including access lines, from various interexchange and local exchange carriers.  These contracts are based on a fixed monthly rate with terms on certain agreements extending through 2021.  As of December 31, 2002, the Company had committed to approximately $230 million in operating leases related to network utilization.  In addition the buyer of substantially all of the assets has agreed to assume approximately $3 million in capital lease commitments and approximately $316 million in certain operating lease obligations including the network related commitments.

Recently Issued Accounting Standards

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

In June 2002, the FASB issued Statement of Financial Accounting Standards No. 146, “Accounting for Exit or Disposal Activities” (“SFAS 146”).  SFAS 146 addresses the recognition, measurement, and reporting of costs that are associated with exit and disposal activities, including costs related to terminating contracts that are not capital leases and termination benefits that involuntarily terminated employees receive in certain instances.  SFAS 146 supersedes Emerging Issues Task Force Issue No. 94-3, “Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)” (“EITF 94-3”) and requires liabilities associated with exit and disposal activities to be expensed as incurred.  SFAS 146 is effective for exit or disposal activities that are initiated after December 31, 2002.

In December 2002, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standard No. 148 “Accounting for Stock-Based Compensation-Transition and Disclosure” (“SFAS 148”).  SFAS 148 amends FASB Statement No. 123, “Accounting for Stock-Based Compensation” (“SFAS 123”) to provide for alternative methods of transition for an entity that voluntarily changes to the fair value based method of accounting for stock-based employee compensation and requires disclosure of the impact in interim financial information.  In addition, it amends the disclosure provisions of SFAS 123 to require prominent disclosure about the effects on reported net income of an entity’s accounting policy decisions with respect to stock-based employee compensation.  The Company adopted the disclosure provisions of SFAS 148 in December 2002, but currently does not intend to adopt SFAS 123 and therefore, has not selected a transition approach.

In November 2002, the FASB issued Financial Interpretation No. 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others” (“FIN 45”).  FIN 45 elaborates on the disclosures to be made by a guarantor in its interim and annual financial statements about its obligations under certain guarantees that it has issued.  It also clarifies that a guarantor is required to recognize, at the inception of a guarantee, a liability for the fair value of the obligation undertaken in issuing the guarantee. FIN 45 does not prescribe a specific approach for subsequently measuring the guarantor’s recognized liability over the term of the related guarantee.

FIN 45 is effective for all guarantees issued or modified after December 31, 2002, irrespective of the guarantor’s fiscal year.  The Company is currently evaluating the impact, if any, that FIN 45 will have on its future consolidated financial statements, but could be required to record a liability for indemnifications related to the sale of substantially all of its assets discussed further in Note 18 of the Notes to Consolidated Financial Statements.

In December 2002, the Financial Accounting Standards Board (“FASB”) issued Financial Interpretation No. 46, “Consolidation of Variable Interest Entities” (“FIN 46”).  This interpretation of Accounting Research Bulletin No. 51, “Consolidated Financial Statements” (“ARB 51”), addresses consolidation by business enterprises of variable interest entities.  ARB 51 requires that an enterprise’s consolidated financial statements include subsidiaries in which the enterprise has a controlling financial interest.  This Interpretation requires existing unconsolidated variable interest entities to be consolidated by their primary beneficiaries if the entities do not effectively disperse risks among parties involved.  FIN 46 is effective in the first fiscal year or interim period beginning after June 15, 2003, for variable interest entities in which an enterprise holds a variable interest that it acquired before February 1, 2003.  As the Company does not have any variable interest entities, FIN 46 is expected to have no impact on the Company’s consolidated financial statements.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Substantially all of the Company’s revenue is derived from domestic operations, so risk related to foreign currency exchange rates is considered minimal.

In December 2001, the Company began borrowing funds directly from the Parent Company’s credit facility.  As such, the Company is exposed to the impact of interest rate fluctuations.  To manage its exposure to interest rate fluctuations, the Parent Company uses a combination of variable rate short-term and fixed rate long-term financial instruments.  The Parent Company employs derivative financial instruments to manage the Company’s exposure to fluctuations in interest rates.  The Company and the Parent Company do not hold or issue derivative financial instruments for trading purposes or enter into interest rate transactions for speculative purposes.  For a more detailed discussion of the Company’s use of financial instruments, see Note 6 of the Notes to Consolidated Financial Statements.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Index to Consolidated Financial Statements

Consolidated Financial Statements:

Report of Management

Report of Independent Accountants

Consolidated Statements of Operations and Comprehensive Income (Loss)

Consolidated Balance Sheets

Consolidated Statements of Shareowner’s Equity (Deficit)

Consolidated Statements of Cash Flows

Notes to Consolidated Financial Statements

Financial Statement Schedule:

For each of the three years in the period ended December 31, 2002:

II - Valuation and Qualifying Accounts

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

In meeting its responsibility for the reliability of the financial statements, management maintains a system of internal accounting controls, which is continually reviewed and evaluated. Our internal auditors monitor compliance with the system of internal controls in connection with their program of internal audits. However, there are inherent limitations that should be recognized in considering the assurances provided by any system of internal accounting controls. Management believes that its system provides reasonable assurance that assets are safeguarded and that transactions are properly recorded and executed in accordance with management’s authorization, that the recorded accountability for assets is compared with the existing assets at reasonable intervals, and that appropriate action is taken with respect to any differences. Management also seeks to assure the objectivity and integrity of its financial data by the careful selection of its managers, by organization arrangements that provide an appropriate division of responsibility, and by communications programs aimed at assuring that its policies, standards and managerial authorities are understood throughout the organization.

The financial statements have been audited by PricewaterhouseCoopers LLP, independent accountants. Their audit was conducted in accordance with auditing standards generally accepted in the United States of America. The Audit and Finance Committee of the Board of Directors of the Parent Company, which is composed of five directors who are not employees, meets periodically with management, the internal auditors and PricewaterhouseCoopers LLP to review their performance and responsibilities and to discuss auditing, internal accounting controls and financial reporting matters. Both the internal auditors and the independent accountants periodically meet alone with the Audit and Finance Committee and have access to the Audit and Finance Committee at any time.

/s/ Kevin W. Mooney
Kevin W. Mooney
Chief Executive Officer

/s/ Thomas L. Schilling
Thomas L. Schilling
Chief Financial Officer

Report of Independent Accountants

To the Board of Directors and the

Shareowners of Broadwing Communications, Inc.

In our opinion, the consolidated financial statements listed in the accompanying index present fairly, in all material respects, the financial position of Broadwing Communications Inc. and its subsidiaries (“the Company”) at December 31, 2002 and 2001, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2002, in conformity with accounting principles generally accepted in the United States of America.  In addition, in our opinion, the financial statement schedule listed in the accompanying index presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements.  These financial statements and financial statement schedule are the responsibility of the Company’s management; our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States of America, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation.  We believe that our audits provide a reasonable basis for our opinion.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern.  As discussed in Note 1 to the consolidated financial statements, the Company is dependent on financing from its parent to fund its operations.  The parent’s ability to continue to fund the Company is restricted by its bank credit facility and certain other debt instruments, which raises substantial doubt about the ability of the Company to continue as a going concern.  Management’s plans in regard to these matters are also described in Note 1.  The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

As discussed in Note 2 to the consolidated financial statements, on January 1, 2002, the Company changed the manner in which it accounts for goodwill and other intangible assets upon adoption of the accounting guidance of Statement of Financial Accounting Standards No. 142.

/s/ PricewaterhouseCoopers LLP
Austin, Texas
March 27, 2003

BROADWING COMMUNICATIONS INC.

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)

(Dollars in millions)

	Year Ended December 31,
	2002	2001	2000
Revenue
Service revenue	$950.6	$1,070.7	$939.0
Product revenue	117.5	126.9	65.6
Total revenue	1,068.1	1,197.6	1,004.6

Costs and expenses
Cost of services (excluding depreciation of $231.2, $200.0, and $128.4 included below)	552.2	659.0	545.0
Cost of products	103.4	101.1	54.8
Selling, general and administrative	301.0	329.6	323.5
Depreciation	291.1	273.4	197.1
Amortization	24.8	110.7	109.9
Restructuring	32.6	73.9	—
Asset impairments and other	2,200.6	152.0	—
Total costs and expenses	3,505.7	1,699.7	1,230.3

Operating loss	(2,437.6)	(502.1)	(225.7)

Equity loss in unconsolidated entities	—	4.0	15.5
Interest expense	71.6	68.1	68.3
Loss (gain) on investments	(0.2)	(11.6)	394.5
Other expense (income), net	(1.6)	—	1.9
Loss from operations before income taxes and cumulative effect of change in accounting principle	(2,507.4)	(562.6)	(705.9)

Income tax expense (benefit)	26.3	(174.2)	(241.3)

Loss from operations before cumulative effect of change in accounting principle	(2,533.7)	(388.4)	(464.6)

Cumulative effect of change in accounting principle, net of taxes of $5.8	2,008.7	—	—

Net loss	(4,542.4)	(388.4)	(464.6)

Other comprehensive loss, net of tax
Reclassification adjustment - investments	—	—	(84.5)
Total other comprehensive loss	—	—	(84.5)

Comprehensive loss	$(4,542.4)	$(388.4)	$(549.1)

The accompanying notes are an integral part of the financial statements.

BROADWING COMMUNICATIONS INC.

CONSOLIDATED BALANCE SHEETS

(Dollars in millions)

	December 31, 2002	December 31, 2001
Assets
Current Assets
Cash and cash equivalents	$2.9	$11.6
Receivables, less allowances of $32.8 and $22.6, respectively	162.0	175.6
Prepaid expenses and other current assets	12.5	18.2
Total current assets	177.4	205.4

Property, plant and equipment, net of accumulated depreciation of $0.0 and $553.6	54.7	2,182.0
Goodwill	—	2,007.7
Other intangibles, net	—	347.2
Deferred income tax benefits	—	233.2
Other noncurrent assets	7.0	2.3
Total Assets	$239.1	$4,977.8

Liabilities and Shareowner’s Equity (Deficit)

Current Liabilities
Current portion of long-term debt	$4.8	$3.2
Intercompany payable to Parent Company, net	1,492.7	—
Accounts payable	62.8	115.2
Accrued service cost	32.7	58.2
Accrued taxes	52.0	66.3
Accrued restructuring	39.9	70.4
Current portion of unearned revenue and customer deposits	77.8	150.5
Other current liabilities	59.6	39.3
Total current liabilities	1,822.3	503.1

Long-term debt, less current portion	240.5	91.5
Intercompany payable to Parent Company, net	—	1,468.8
Unearned revenue, less current portion	290.7	414.0
Other noncurrent liabilities	33.0	58.0

Total liabilities	2,386.5	2,535.4

12½% Junior Exchangeable Preferred Stock; $.01 par value; authorized - 3,000,000 shares of all classes of preferred stock; 395,210 shares issued and outstanding and aggregate liquidation preference of $426.1 and $401.4, respectivley	414.4	417.8

Commitments and contingencies	—	—

Shareowner’s Equity (Deficit)
Common stock, $0.01 par value; 100,000,000 shares authorized; 500,000 shares issued and outstanding at December 31, 2002 and 2001	—	—
Additional paid-in capital	2,879.1	2,923.1
Accumulated deficit	(5,440.9)	(898.5)
Total shareowner’s equity (deficit)	(2,561.8)	2,024.6

Total Liabilities and Shareowner’s Equity (Deficit)	$239.1	$4,977.8

The accompanying notes are an integral part of the financial statements.

 BROADWING COMMUNICATIONS INC.

CONSOLIDATED STATEMENTS OF SHAREOWNER’S EQUITY (DEFICIT)

(Shares in thousands, dollars in millions)

			Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Income	Total Shareowner’s Equity (Deficit)
	Common Stock
	Shares	Amount

Balance at January 1, 2000	500	$—	$2,424.6	$(45.5)	$84.5	$2,463.6

Preferred dividends accrued	—	—	(41.0)	—	—	(41.0)
Contributed capital from Parent Company	—	—	520.5	—	—	520.5
Reclassification adjustment - investments	—	—	—	—	(84.5)	(84.5)
Net loss	—	—	—	(464.6)	—	(464.6)
Balance at December 31, 2000	500	—	2,904.1	(510.1)	—	2,394.0

Preferred dividends accrued	—	—	(46.3)	—	—	(46.3)
Contributed capital from Parent Company	—	—	65.3	—	—	65.3
Net loss	—	—	—	(388.4)	—	(388.4)
Balance at December 31, 2001	500	—	2,923.1	(898.5)	—	2,024.6

Preferred dividends accrued	—	—	(45.9)	—	—	(45.9)
Contributed capital from Parent Company	—	—	1.9	—	—	1.9
Net loss	—	—	—	(4,542.4)	—	(4,542.4)
Balance at December 31, 2002	500	$—	$2,879.1	$(5,440.9)	$—	$(2,561.8)

The accompanying notes are an integral part of the financial statements.

BROADWING COMMUNICATIONS INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Dollars in millions)

	Year Ended December 31,
	2002	2001	2000
Cash Flows from Operating Activities
Net loss	$(4,542.4)	$(388.4)	$(464.6)
Adjustments to reconcile net loss to cash used in operating activities:
Cumulative effect of change in accounting principle, net of tax	2,008.7	—
Depreciation	291.1	273.4	197.1
Amortization	24.8	110.7	109.9
Asset impairments	2,200.6	152.0	—
Tax valuation allowance	1,108.5	13.2	31.6
Deferred income tax expense (benefit)	(877.6)	(94.3)	(214.2)
Intercompany credit in lieu of taxes	(204.6)	(93.1)	(58.7)
Provision for loss on receivables	33.0	77.0	52.0
Equity loss in unconsolidated entities	—	4.0	15.5
(Gain) loss on investments, net	(0.2)	(11.6)	394.5
Other, net	(0.1)	(3.8)	(6.3)

Changes in operating assets and liabilities:
Increase in receivables	(19.9)	(78.3)	(143.4)
(Increase) decrease in other current assets	6.0	(17.8)	(8.6)
(Decrease) increase in accounts payable	(52.8)	(65.0)	80.1
Increase (decrease) in accrued and other current liabilities	132.8	132.5	(21.5)
Decrease in unearned revenue	(202.1)	(85.8)	(25.1)
Increase in other assets and liabilities, net	(0.7)	(36.1)	29.0
Net cash used in operating activities	(94.9)	(111.4)	(32.7)

Cash Flows from Investing Activities
Capital expenditures	(64.9)	(472.0)	(599.9)
Proceeds from sale of investments	—	30.4	—
Purchases of investments	—	—	(0.5)
Other, net	—	—	10.4
Net cash used in investing activities	(64.9)	(441.6)	(590.0)

Cash Flows from Financing Activities
Capital contribution from Parent Company	1.9	65.3	520.5
Proceeds from Parent Company intercompany loan, net	23.3	479.5	532.7
Issuance of long-term debt	151.0	42.0	—
Repayment of long-term debt	(0.4)	(3.2)	(404.0)
Preferred stock dividends paid	(24.7)	(49.4)	(49.4)
Other, net	—	—	(2.9)
Net cash provided by financing activities	151.1	534.2	596.9
Net decrease in cash and cash equivalents	(8.7)	(18.8)	(25.8)
Cash and cash equivalents at beginning of period	11.6	30.4	56.2
Cash and cash equivalents at end of period	$2.9	$11.6	$30.4

Supplemental Disclosure of Cash Flow Information
Cash paid (received) for:
Income taxes, net of refunds	$1.1	$0.5	$0.2
Interest, net of amount capitalized	$75.5	$60.6	$52.6
Non-cash investing and financing activities:
Accretion of preferred stock	$3.5	$3.2	$4.1
Capitalized interest	$8.1	$22.9	$22.4

 The accompanying notes are an integral part of the financial statements.

BROADWING COMMUNICATIONS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.              Description of Business, Liquidity, and Accounting Policies

Description of Business - Broadwing Communications Inc. (“the Company”) is an Austin, Texas based provider of communications services. The Company utilizes its advanced optical network consisting of approximately 18,700 route miles to provide broadband transport through private line and indefeasible right of use (“IRU”) agreements, Internet services utilizing ATM and frame relay technology, and long-distance services to both wholesale and retail markets. The Company also offers data collocation, information technology consulting, network construction and other services.  The Company is wholly owned subsidiary of Broadwing Inc. ("Broadwing" or "the Parent Company").  On November 9, 1999 the Company was merged with a wholly owned subsidiary of Broadwing ("the Merger").

Basis of Presentation - On January 1, 2002, the web hosting operations of a subsidiary of the Parent Company were transferred to the Company and are reported in all periods presented.  Accordingly, the historical results of operations, balance sheets, shareowner’s equity and cash flows have been recast to reflect this transfer of operations.  The impact of this transfer was not material to the financial statements.

Basis of Consolidation - The accompanying consolidated financial statements include accounts of the Company and its wholly owned and its majority owned subsidiaries over which it exercises control (“the Company”).  Investments in which the Company has the ability to exercise significant influence, but which it does not control, are accounted for using the equity method.  For equity method investments, the Company’s share of income is calculated according to the Company’s equity ownership.  Any differences between the carrying amount of an investment and the amount of the underlying equity in the net assets of the equity investee are amortized over the expected life of the asset.

Liquidity and Financial Resources — The Company is dependent on financing from its Parent Company to fund its operations.  Under the terms of the Parent Company's amended bank credit facility and recently issued discount notes, the Parent Company's ability to make future investments in or fund the operations of the Company was limited to $58 million as of February 28, 2003.  As discussed in Note 18, on February 22, 2003 certain subsidiaries of the Parent Company entered into a definitive agreement to sell substantially all of the assets of the broadband business, excluding the information technology consulting assets, to C III Communications ("C III"), for up to $129 million in cash and the assumption of certain long-term operating contractual commitments.  In addition, in March 2003, the Parent Company reached an agreement with holders of more than two-thirds of the Company's 12½ percent preferred stock and 9 percent senior subordinated notes to exchange these instruments for common stock of the Parent Company.  If the Company is unable to finance its operations through closing of the asset sale and meet its remaining obligations, or if a sale is not consummated, it may be forced to seek protection from its creditors through bankruptcy proceedings.

Use of Estimates - Preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported.  Actual results could differ from those estimates.

Cash Equivalents - Cash equivalents consist of short-term, highly liquid investments with original maturities of three months or less.

Notes Receivable - From time to time, the Company accepts interest-bearing notes from customers and other debtors when payments are expected to be received over extended periods.  Amounts due on notes classified as current are expected to be received within one year.

Unbilled Receivables - Unbilled receivables arise from network construction revenue that is recognized under the percentage-of-completion method and from broadband, switched, data and internet and consulting services rendered but not yet billed.  Network construction receivables are billable upon achievement of contractual milestones or upon completion of contracts.  As of December 31, 2002 and 2001, unbilled receivables totaled $71 million and $69 million, respectively.  Unbilled receivables of $51 million and $45 million at December 31, 2002 and 2001, respectively, include both claims and signed change orders related to a construction contract that was terminated during the second quarter of 2002.  The Company believes such amounts are valid and collectible receivables.  Refer to Note 14 for a detailed discussion of this construction contract.

Allowance for Uncollectible Accounts Receivable – The Company establishes provisions for uncollectible accounts receivable using both percentages of aged accounts receivable balances to reflect the historical average of credit losses and specific provisions for certain large, potentially uncollectible balances.  The Company believes that its allowance for potential losses is adequate based on the methods above.  However, if one or more of the Company’s larger customers were to default on its accounts receivable obligations or general economic conditions in the United States of America deteriorated, the Company could be exposed to potentially significant losses in excess of the provisions established.

Materials and Supplies - The Company’s inventory is carried at the lower of average cost or market.

Property, Plant and Equipment - Property, plant and equipment is recorded at cost (subject to fair market value adjustments made as part of purchase accounting at the date of the Merger).  Depreciation is provided for using the straight-line method over the estimated useful life.  Repairs and maintenance are charged to expense as incurred.  Property, plant and equipment recorded under capital leases are included with the Company’s owned assets.  Costs associated with uncompleted portions of the network are classified as construction in progress in the accompanying consolidated balance sheets.

Interest is capitalized as part of the cost of constructing the Company’s optical network.  Interest capitalized during construction periods is computed by determining the average accumulated expenditures for each interim capitalization period and applying an average interest rate. Total interest capitalized during the years ended December 31, 2002, 2001 and 2000, was $8 million, $23 million and $22 million, respectively.

Goodwill and Indefinite-Lived Intangible Assets - Goodwill represents the excess of the purchase price consideration over the fair value of assets acquired recorded in connection with purchase business combinations, primarily the merger with IXC, in November 1999.  Upon the adoption of Statement of

Financial Accounting Standards No. 142, “Goodwill and Other Intangible Assets” (“SFAS 142”) on January 1, 2002, the Company recorded a goodwill impairment charge of $2,008.7 million, net of tax, as discussed in Note 2.

Pursuant to SFAS 142, goodwill and intangible assets not subject to amortization are tested for impairment annually, or when events or changes in circumstances indicate that the asset might be impaired.  For goodwill, a two-step impairment test is performed.  The first step compares the fair value of a reporting unit with its carrying amount, including goodwill.  If the carrying value of a reporting unit exceeds its fair value, then the second step of the impairment test is performed to measure the amount of impairment loss.  The second step compares the implied fair value of the reporting unit goodwill with the carrying amount of that goodwill.  The implied fair value is determined by allocating the fair value of a reporting unit to all of the assets and liabilities of that unit as if the reporting unit had been acquired in a business combination.  The excess of the fair value of a reporting unit over the amounts assigned to its assets and liabilities is the implied fair value of goodwill.  If the carrying amount of the reporting unit goodwill is in excess of the implied fair value of that goodwill, then an impairment loss is recognized equal to that excess.  For indefinite-lived intangible assets, the impairment test consists of a comparison of the fair value of the intangible asset with its carrying value.  If the carrying value of an indefinite-lived asset exceeds its fair value, an impairment loss is recognized in an amount equal to that excess.

In 2001 and 2000, goodwill was amortized on a straight-line basis over estimated useful lives of 30 years.

Other Intangible Assets — Intangible assets subject to amortization expense consist primarily of acquired customer relationships.  These intangible assets are amortized on a straight-line basis over their estimated useful lives ranging from 2 to 20 years.  As of December 31, 2002 the carrying value of other intangible assets was zero due to the asset impairment discussed below.

Impairment of Long-lived Assets, Other than Goodwill and Indefinite lived Intangibles — The Company reviews the carrying value of long-lived assets, other than goodwill and indefinite lived assets discussed above, when events or changes in circumstances indicate that the carrying amount of the assets may not be recoverable.  An impairment loss is recognized when the estimated future undiscounted cash flows expected to result from the use of an asset (or group of assets) and its eventual disposition are less than its carrying amount.  An impairment loss is measured as the amount by which the asset’s carrying value exceeds its fair value.

The Company performed an impairment assessment of its assets during the fourth quarter of 2002.  This assessment considered all of the contemplated strategic alternatives, including a potential sale of assets, using a probability-weighted approach.  Based on this assessment, it was determined that the long-lived assets of the Company were impaired and, accordingly, the Company recorded a $2.2 billion non-cash impairment charge to reduce the carrying value of these assets.  Of the total charge, $1,901.7 million related to tangible fixed assets and $298.3 million related to finite-lived intangible assets.

Investments – Investments in publicly traded companies over which the Company does not exercise significant influence are reported at fair value in accordance with Statement of Financial Accounting Standard No. 115, “Accounting for Certain Investments in Debt and Equity Securities” (“SFAS 115”).  The Company reviews its investments for impairment whenever the fair value of the individual investment is less than its cost basis.  An impairment loss is recognized if the decline in fair value is deemed to be “other than temporary.”  The Company uses the average cost basis to determine the gain or loss on an investment transaction.

Revenue Recognition - Broadband transport service revenue is billed monthly, in advance, with revenue being recognized when earned.  Both switched voice and data and Internet product revenue are billed a monthly in arrears, while the revenue is recognized as the services are provided.  Revenue from product sales and certain services is generally recognized upon performance of contractual obligations, such as shipment, delivery, installation or customer acceptance.  The Company modified its revenue recognition policies on January 1, 2000, to be in conformity with the Securities and Exchange Commission’s (“SEC”) Staff Accounting Bulletin No. 101, “Revenue Recognition in Financial Statements” (“SAB 101”).  Accordingly, service activation revenue is deferred and recognized over the appropriate service life for the associated service.

Indefeasible right-of-use agreements (“IRU”) represent the lease of network capacity or dark fiber and are recorded as unearned revenue at the earlier of the acceptance of the applicable portion of the network by the customer or the receipt of cash.  The buyer of IRU services typically pays cash upon execution of the contract, and the associated IRU revenue is then recognized over the life of the agreement as services are provided, beginning on the date of customer acceptance. In the event the buyer of an IRU terminates a contract prior to the contract expiration and releases the Company from the obligation to provide future services, the remaining unamortized unearned revenue is recognized in the period in which the contract is terminated.  In 2002, the Company recognized non-cash, non-recurring revenue and operating income related to IRU terminations with bankrupt customers to whom the Company was no longer obligated to provide services, totaling $58.7 million (net of a $4.25 million termination payment discussed in Note 14).  IRU and related maintenance revenue are included in the broadband transport category.

Construction revenue and estimated profits are recognized according to the percentage of completion method on a cost incurred to total costs estimated at completion basis.  The method is used because the Company can make reasonably dependable estimates of revenue and costs applicable to various stages of a contract.  As the financial reporting of these contracts depends on estimates that are continually assessed throughout the terms of the contracts, revenue recognized is subject to revision as the contracts near completion.  Revisions in estimates are reflected in the period in which the facts that give rise to the revision become known and could impact revenue and costs of services and products.  Construction projects are considered substantially complete upon customer acceptance.  In November 2001, the Company announced its intention to exit the construction business upon completion of one remaining contract as discussed in Note 3.  That contract was terminated in 2002 and is currently in dispute as discussed in Note 14.

Advertising - Costs related to advertising are expensed as incurred and amounted to $2 million, $14 million, and $27 million in 2002, 2001 and 2000, respectively.

Fiber Exchange Agreements - In connection with the development of its optical network, the Company entered into various agreements to exchange fiber usage rights.  The Company accounts for agreements with other carriers to exchange fiber asset service contracts either for capacity or services by recognizing the fair value of the revenue earned and expense incurred.  Exchange agreements accounted for non-cash revenue and expense, in equal amounts, of $8 million, $12 million and $19 million in 2002, 2001 and 2000, respectively, with no impact on operating or net income (loss).

Income Taxes - The Company’s tax provision is based upon the modified separate return method under which an income tax benefit is recorded for losses based upon the potential to be realized by the Company, as well as any affiliated members of the federal income tax consolidated group of the

Parent Company.  The income-producing members of the consolidated group compensate the Company for losses as they are realized in the consolidated tax return.  The income tax provision consists of an amount for taxes currently payable and an expense (or benefit) for tax consequences deferred to future periods.  In evaluating the carrying value of its deferred tax assets, the Company considers prior operating results, future taxable income projections of the Parent Company’s consolidated group, expiration of tax loss carryforwards, ongoing prudent and feasible tax planning strategies, and other factors.

Stock-Based Compensation - Employees are eligible to participate in the stock-based compensation plans of the Parent Company.  The Company accounts for stock-based compensation plans under the recognition and measurement principles of APB Opinion No. 25, “Accounting for Stock Issued to Employees” (“APB 25”), and related interpretations.  Compensation cost is measured under the intrinsic value method (refer to Note 9).  Stock-based employee compensation cost is not reflected in net loss, as all options granted under these plans had an exercise price equal to the market value of the underlying common stock on the date of grant.  The following table illustrates the effect on net loss if the company had applied the fair value recognition provisions of FASB Statement No. 123, “Accounting for Stock-Based Compensation” (“SFAS 123”), to stock-based employee compensation in all periods presented.

	Year ended December 31
($ in millions except per share amounts)	2002	2001	2000
Net loss applicable to common shareowners:
As reported	$(4,542.4)	$(388.4)	$(464.6)
Pro forma compensation expense, net of tax benefits	(18.3)	(19.5)	(22.9)
Total pro forma net loss	$(4,560.7)	$(407.9)	$(487.5)

The weighted average fair values at the date of grant for the Company options granted to employees were $2.66, $7.66 and $12.75 during 2002, 2001 and 2000, respectively.  The fair value disclosures assume that the fair value of option grants was calculated at the date of grant using the Black-Scholes option pricing model with the following weighted average assumptions:

	2002	2001	2000

Expected dividend yield	—	—	—
Expected volatility	120.4%	67.9%	48.9%
Risk-free interest rate	3.1%	4.1%	5.1%
Expected holding period - years	3	3	4

Pension and Postretirement Benefits – The Parent Company calculates net periodic pension and postretirement expenses and liabilities on an actuarial basis under the provisions of Statement of Financial Accounting Standards No. 87, “Employers’ Accounting for Pensions” (“SFAS 87”) and Statement of Financial Accounting Standards No. 106, “Employers’ Accounting for Postretirement Benefits Other Than Pensions” (“SFAS 106”).  The actuarial assumptions attempt to anticipate future events and are used in calculating the expense and liability related to these plans.  Key actuarial assumptions are presented in the Parent Company’s financial statements.  The impact on the Company’s financial statements is discussed in Note 10.

Reclassifications - Certain prior years amounts have been reclassified to conform to the current year presentation with no effect on financial results.

Recently Issued Accounting Standards  In June 2001, the FASB issued Statement of Financial Accounting Standards No. 143, “Accounting for Asset Retirement Obligations” (“SFAS 143”).  This statement deals with the costs of closing facilities and removing assets.  SFAS 143 requires entities to record the fair value of a legal liability for an asset retirement obligation in the period it is incurred.  This cost is initially capitalized and amortized over the remaining life of the underlying asset.  Once the obligation is ultimately settled, any difference between the final cost and the recorded liability is recognized as a gain or loss on disposition.  SFAS 143 is effective for fiscal years beginning after June 15, 2002.  The Company is currently evaluating the impact, if any, that SFAS 143 will have on its future consolidated financial statements.

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

In December 2002, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standard No. 148 “Accounting for Stock-Based Compensation-Transition and Disclosure” (“SFAS 148”).  SFAS 148 amends FASB Statement No. 123, “Accounting for Stock-Based Compensation” (“SFAS 123”) to provide for alternative methods of transition for an entity that voluntarily changes to the fair value based method of accounting for stock-based employee compensation and requires disclosure of the impact in interim financial information.  In addition, it amends the disclosure provisions of SFAS 123 to require prominent disclosure about the effects on reported net income of an entity’s accounting policy decisions with respect to stock-based employee compensation.  The Company adopted the disclosure provisions of SFAS 148 in December 2002, but currently does not intend to adopt SFAS 123 and therefore, has not selected a transition approach.

In November 2002, the FASB issued Financial Interpretation No. 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others” (“FIN 45”).  FIN 45 elaborates on the disclosures to be made by a guarantor in its interim and annual financial statements about its obligations under certain guarantees that it has issued.  It also clarifies that a guarantor is required to recognize, at the inception of a guarantee, a liability for the fair value of the obligation undertaken in issuing the guarantee.  FIN 45 does not prescribe a specific approach for subsequently measuring the guarantor’s recognized liability over the term of the related guarantee.  FIN 45 is effective for all guarantees issued or modified after December 31, 2002, irrespective of the guarantor’s fiscal year.  The Company is currently evaluating the impact, if any, that FIN 45 will have on its future consolidated financial statements, but could be required to record a liability for indemnifications related to the sale of substantially all of its assets discussed further in Note 18.

In December 2002, FASB issued Financial Interpretation No. 46, “Consolidation of Variable Interest Entities” (“FIN 46”).  This interpretation of Accounting Research Bulletin No. 51, “Consolidated Financial Statements” (“ARB 51”), addresses consolidation by business enterprises of variable interest entities.  ARB 51 requires that an enterprise’s consolidated financial statements include subsidiaries in which the enterprise has a controlling financial interest.  FIN 46 requires existing unconsolidated variable interest entities to be consolidated by their primary beneficiaries if the entities do not effectively disperse risks among parties involved.  FIN 46 is effective in the first fiscal year or interim period beginning after June 15, 2003, for variable interest entities in which an enterprise holds a variable interest that it acquired before February 1, 2003.  As the Company does not have any variable interest entities, FIN 46 is expected to have no impact on the Company’s consolidated financial statements.

2.              Goodwill and Intangible Assets

On June 29, 2001 the FASB issued SFAS 142, which required cessation of the amortization of goodwill and indefinite-lived intangible assets and annual impairment testing of those assets.  Intangible assets that have finite useful lives continue to be amortized.  The Company adopted SFAS 142 on January 1, 2002, as required.  The Company completed the initial impairment test during the first quarter of 2002, which indicated that goodwill was impaired as of January 1, 2002.  In the second quarter of 2002, the Company recorded an impairment charge of $2,008.7 million, net of taxes, effective as of January 1, 2002.  The impairment charge is reflected as a cumulative effect of change in accounting principle, net of taxes, in the Consolidated Statements of Operations and Comprehensive Income (Loss).

The following table reconciles the Company’s 2002, 2001 and 2000 net loss, adjusted to exclude amortization of goodwill and indefinite lived intangible assets pursuant to SFAS 142, to the 2002 reported amounts:

	For the Year Ended December 31,
($ in millions):	2002	2001	2000
		(as adjusted)	(as adjusted)
Loss before cumulative effect of change in accounting principle	$(2,533.7)	$(388.4)	$(464.6)
Add back: Goodwill amortization	—	72.5	76.9
Add back: Assembled workforce amortization, net of taxes	—	5.2	5.9
Adjusted loss before cumulative effect of change cumulative effect of change in accounting principle	$(2,533.7)	$(310.7)	$(381.8)

Net loss	$(4,542.4)	$(388.4)	$(464.6)
Add back: Goodwill amortization	—	72.5	76.9
Add back: Assembled workforce amortization, net of taxes	—	5.2	5.9
Adjusted net loss	$(4,542.4)	$(310.7)	$(381.8)

The following table details the components of the carrying amount of intangible assets.  Intangible assets subject to amortization expense primarily relate to acquired customer relationships.  The Company adopted Statement of Financial Accounting Standards No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets” (“SFAS 144”), on January 1, 2002 as required.  In the fourth quarter of 2002, the Company recorded a non-cash intangible asset impairment charge of $298.3 million (refer to Note 1):

($ in millions):	December 31, 2002	December 31, 2001

Intangible assets subject to amortization:
Gross carrying amount	$409.0	$426.2
Reclassification of assembled workforce	(24.0)	—
Asset impairment	(298.3)	—
Accumulated amortization	(86.7)	(79.0)
Total intangible assets, net	$—	$347.2

	For the Year Ended
($ in millions)	2002	2001	2000

Amortization expense of finite-lived other intangible assets	$24.8	$38.2	$32.9

The estimated intangible asset amortization expense for each of the fiscal years 2003 through 2007 is zero.

The following table presents a rollforward of the activity related to goodwill:

($ in millions):	Year Ended December 31, 2002	Year Ended December 31, 2001

Goodwill, beginning of year	$2,007.7	$2,007.7

Reclassification of Assembled Workforce, net of accumulated amortization	4.1	—

Impairment charge	(2,011.8)	—

Goodwill, end of year	$—	$2,007.7

3.              Restructuring and Other Charges

October 2002 Restructuring Charge

In October 2002, the Company initiated a restructuring that is intended to reduce annual expenses by approximately $200 million compared to 2002 and enable the business to become cash flow positive.  The plan includes initiatives to reduce the workforce by approximately 500 positions; reduce line costs by approximately 25% through network grooming, optimization, and rate negotiations; and exit the international wholesale voice business.  The Company recorded restructuring charges of $12.8 million, consisting of $7.5 million related to employee separation benefits and $5.3 million related to contractual terminations.  As of December 31, 2002, 428 employee separations had been completed which utilized reserves of $5.0 million, all of which was cash.  The Company expects to complete the plan by June 30, 2003.

The following table illustrates the activity in this reserve since its inception:

Type of costs ($ in millions)	Initial Charge	Utilizations	Balance December 31, 2002

Employee separations	$7.5	$(5.0)	$2.5
Terminate contractual obligations	5.3	—	5.3
Total	$12.8	$(5.0)	$7.8

September 2002 Restructuring Charge

During the third quarter of 2002, the Company recorded restructuring charges of $5.5 million.  The restructuring charge comprised $0.5 million related to employee separation benefits and $5 million related to contractual terminations associated with the Company’s exit of a product line (for a further discussion of the contractual termination refer to Note 14).  The restructuring costs include the cost of employee separation benefits, including severance, medical and other benefits, related to two employees of the Company.  Total cash expenditures during 2002 amounted to $5.5 million.  This restructuring is completed and closed.

The following table illustrates the activity in this reserve since its inception:

Type of costs ($ in millions)	Initial Charge	Utilizations	Balance December 31, 2002

Employee separations	$0.5	$(0.5)	$—
Terminate contractual obligations	5.0	(5.0)	—
Total	$5.5	$(5.5)	$—

November 2001 Restructuring Plan

In November 2001, the Company’s management approved restructuring plans which included initiatives to close eight of the Company’s eleven data centers; reduce the Company’s expense structure; and exit the network construction line of business and other non-strategic operations.  In addition, the web hosting operations of a subsidiary of the Parent Company were transferred into a subsidiary of the Company effective January 1, 2002.  Total restructuring and impairment costs of $222.0 million were recorded in 2001 related to these initiatives.  The $222.0 million consisted of restructuring liabilities in the amount of $73.9 million and related noncash asset impairments in the amount of $148.1 million.  The restructuring charge was comprised of $11.2 million related to involuntary employee separation benefits, $62.4 million related to lease and other contractual terminations and $0.3 million relating to other restructuring charges.

During the first quarter of 2002, the Company recorded additional restructuring charges of $15.9 million resulting from employee separation benefits and costs to terminate contractual obligations,

which were actions contemplated in the original plan for which an amount could not be reasonably estimated at that time.  During fourth quarter of 2002, a $1 million reversal was made to the restructuring reserve due to a change in estimate related to the termination of contractual obligations.  In total, the Company expects this restructuring plan to result in cash outlays of $88.1 million and noncash items of $148.8 million.  The Company expects to complete the plan by December 31, 2002, except for certain lease obligations, which are expected to continue through December 31, 2005.

The restructuring costs include the cost of involuntary employee separation benefits, including severance, medical and other benefits related to 720 employees across all areas of the Company.  As of December 31, 2002, all employee separations had been completed which utilized reserves of $11.7 million, $11.0 million of which was cash.  Total cash expenditures in 2002 amounted to $50.6 million.

In connection with the restructuring plan, the Company performed a review of its long-lived assets to identify any potential impairments in accordance with Statement of Financial Accounting Standard No. 121, “Accounting for the Impairment of Long-Lived Assets to be Disposed of” (“SFAS 121”).  The Company recorded a $148.1 million charge as an expense of operations according to SFAS 121, resulting from the write-off of certain assets related to the closing of data centers, consolidation of office space and curtailment of other Company operations.

The following table illustrates the activity in this reserve since the initial charge in November of 2001:

Type of costs ($ in millions):	Intial Charge	Utilizations	Balance December 31, 2001	Utilizations	Adjustments	Balance December 31, 2002

Employee separations	$11.2	$(3.1)	$8.1	$(8.6)	$0.5	$—
Terminate contractual obligations	62.4	(2.3)	60.1	(42.4)	14.4	32.1
Other exit costs	0.3	—	0.3	(0.4)	0.1	—
Total	$73.9	$(5.4)	$68.5	$(51.4)	$15.0	$32.1

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

The following table illustrates the activity in this reserve since December 31, 1999:

Type of costs ($ in millions):	Balance December 31, 1999	Utilizations	Adjustments	Balance December 31, 2000	Utilizations	Adjustments	Balance December 31, 2001	Utilizations	Adjustments	Balance December 31, 2002

Employee separations	$2.0	$(2.5)	$0.5	$—	$—	$—	$—	$—	$—	—
Facility closure cost	2.1	(0.3)	—	1.8	(0.5)	—	1.3	(0.8)	(0.5)	—
Relocation	0.2	—	(0.1)	0.1	—	(0.1)	—	—	—	—
Other exit cost	3.2	(1.9)	0.2	1.5	(1.5)	—	—	—	—	—
Total	$7.5	$(4.7)	$0.6	$3.4	$(2.0)	$(0.1)	$1.3	$(0.8)	$(0.5)	$—

1999 Predecessor Restructuring Plan

In the third quarter of 1999, the predecessor company recorded a charge of approximately $8.3 million relating to the restructuring of the organization and to exit certain foreign operations.  The workforce reduction of 15 employees included management, administrative and foreign sales personnel.  The employees were notified of this program during July and August of 1999.  During 2000, the severance reserve was increased by $1.9 million due to higher than expected outplacement costs and higher than expected benefits for certain employees.  The reduction of $0.4 million for exiting facilities is due to lower than expected costs upon completion of those activities.  These restructuring activities were completed in the fourth quarter of 2002, and the remaining balance of $0.2 million related to employee severance was reversed.

A summary of the initial charges for the 1999 predecessor restructuring and activity in those reserves in 1999 and 2000, is as follows:

Type of costs ($ in millions):	Initial Charge	Utilizations	Adjustments	Balance December 31, 1999	Utilizations	Adjustments	Balance December 31, 2000

Employee separations	$7.5	$(4.6)	$—	$2.9	$(2.8)	$1.9	$2.0
Terminate contractual obligations and exit facilities	0.8	(0.3)	—	0.5	(0.1)	(0.4)	—
Total	$8.3	$(4.9)	$—	$3.4	$(2.9)	$1.5	$2.0

A summary of the 2001 and 2002 activity in the accrued restructuring liabilities associated with the 1999 predecessor restructuring is as follows:

Type of costs ($ in millions):	Balance December 31, 2000	Utilizations	Adjustments	Balance December 31, 2001	Utilizations	Adjustments	Balance December 31, 2002

Employee separations	$2.0	$(1.3)	$(0.1)	$0.6	$(0.4)	$(0.2)	$—
Terminate contractual obligations and exit facilities	—	—	—	—	—	—	—
Total	$2.0	$(1.3)	$(0.1)	$0.6	$(0.4)	$(0.2)	$—

4.     Investments in Other Entities

Investments in Equity Method Securities

As of December 31, 2000, the market value of the Company’s investment in Applied Theory Communications Inc. (a New York-based Internet service provider) was approximately $11.7 million, following the recording of an impairment charge on this security at the end of 2000.  This impairment charge was recorded because the Company believed that the decrease in value of Applied Theory shares was “other than temporary.”

The Company recorded a $4.0 million decrease in the value of the Applied Theory investment in 2001 as a result of the Company’s use of the equity method of accounting.  During 2001, the Company sold its shares of this investment and discontinued equity method accounting in May 2001 due to a decrease in its ownership percentage to less than 20%, the resignation of the Company’s seat on Applied Theory’s board of directors and the Company’s belief that it no longer exerted significant influence over the operations of Applied Theory.

In accordance with SFAS 115, the Company reclassified this investment to a trading security in 2001.  As such, fluctuations in the market value of Applied Theory were reflected in the Consolidated Statements of Operations and Comprehensive Income (Loss) under the caption “Loss (gain) on investments.”  Accordingly, the Company recognized pretax losses of $5.9 million, representing the difference between the market value and the Company’s recorded basis of the investment.  This investment was completely liquidated during 2001, generating proceeds of $1.8 million.

Investments in Marketable Securities

The Company’s investment in PSINet totaled $15 million as of December 31, 2000 and zero as of December 31, 2001 as the Company liquidated its entire investment through settlement of a forward sale (refer to Note 6) and sale of shares in the open market.  The Company received proceeds of $28 million and recorded a realized pretax gain of $17 million in 2001 related to these transactions.  The cost basis was calculated based on the related cost.  There was no unrealized gain or loss related to the investment included in “Other Comprehensive Income” as of December 31, 2000 or 2001.  During 1999, the Company recorded a pretax unrealized holding gain of $85 million, which was completely reversed during 2000 as the value of the investment declined.  During 2000, the Company determined that its investment had been impaired and that the impairment was “other than temporary.”  Accordingly, the Company recorded a realized pretax loss totaling $342 million.

Marca-Tel – The Company held an indirect investment equal to 28.8% of Grupo Marca-Tel S.A. de C.V. (“Marca-Tel”) as a result of its ownership of 65.4% of Progress International, LLC (“Progress”) which, in turn, owned 44.0% of Marca-Tel.  The remaining 56.0% of Marca-Tel is owned by a Mexican individual, Marca Beep, S.A. de C.V. and Siemens.  The other owner of Progress is Westel International, Inc.  Although the Company had previously written this investment down to zero, the Company sold its ownership in Marca-Tel in 2001 and recorded a gain on investment of $0.4 million.

5.     Debt

The Company’s debt consists of the following:

($ in millions)	December 31, 2002	December 31, 2001

Short-term debt:
Intercompany payable to Parent Company, net	$1,492.7	$—
Short-term notes	2.6	—
Capital lease obligations, current portion	2.2	3.2

Total short-term debt	$1,497.5	$3.2

Long-term debt:
Bank notes	$193.0	$42.0
Intercompany payable to Parent Company, net	—	1,468.8
9% Senior subordinated notes	46.0	46.0
Capital lease obligations, less current portion	0.7	2.7
12½% Senior notes	0.8	0.8

Total long-term debt	$240.5	$1,560.3

Bank Notes

The Parent Company’s credit facility, which also provides for direct borrowings from the facility by the Company’s subsidiary Broadwing Communications Services Inc. (“BCS”), was obtained in November 1999 with total availability of $1.8 billion from a group of lending institutions.  The credit facility was increased to $2.1 billion in January 2000 and increased again to $2.3 billion in June 2001.  The total credit facility availability decreased to $1.825 billion as of December 31, 2002 following a $335 million prepayment of the outstanding term debt facilities in the first quarter of 2002 (resulting from the sale of substantially all of the assets of a subsidiary of the Parent Company), $5 million in scheduled repayments of the term debt facilities and $135 million in scheduled amortization of the revolving credit facility.  As of December 31, 2002, the credit facility availability consisted of $765 million in revolving credit, maturing in various amounts during 2003 and 2004, $569 million in term loans from banking institutions, maturing in various amounts during 2003 and 2004, and $491 million in term loans from nonbanking institutions, maturing in various amounts between 2003 and 2007.

At December 31, 2002, BCS and the Parent Company had drawn approximately $1.648 billion from the credit facility capacity of $1.825 billion, and had outstanding letters of credit totaling $13.1 million, leaving $163.9 million in additional borrowing capacity under the facility.  Credit facility borrowings have been used by the Parent Company to refinance its debt and debt assumed as part of the merger with the Company in November 1999 and to fund both the Company’s and Parent Company’s capital expenditure program and other working capital needs.  The amount refinanced included approximately $404 million borrowed in order to redeem a large portion of the outstanding 9% Senior Subordinated Notes assumed during the Merger as part of a tender offer and $391 million in outstanding debt of IXC assumed during the Merger.  The tender offer was required under the change in control provision of the indenture governing the 9% Senior Subordinated Notes.

The credit facility’s financial covenants require that the Parent Company maintain certain debt to EBITDA (as defined in the credit facility agreement), senior secured debt to EBITDA, debt to capitalization, and interest coverage ratios.  The facility also contains covenants, which, among other things, restrict the ability to incur additional debt or liens; pay dividends; repurchase Parent Company common stock; sell, lease, transfer or dispose of assets; make investments; and merge with another company.  As of December 31, 2002, the Parent Company was in compliance with all of the covenants of the credit facility.

Prior to December 2001, the Company relied solely on advances from the Parent Company for funding of its operations and capital program in excess of cash provided by its own operations.  In December 2001, the Company’s BCS subsidiary began borrowing funds directly from the Parent Company’s credit facility.  At December 31, 2002 2001, the Company’s subsidiary BCS had drawn $193 million and $42 million, respectively, directly from the credit facility.  At December 31, 2002, the Company and the Parent Company had $163.9 million in additional borrowing capacity under this facility.

In December 2001, the Parent Company obtained an amendment to the credit facility to exclude substantially all of the charges associated with the November 2001 restructuring plan (refer to Note 3) from the covenant calculations.  In March 2002, the Parent Company obtained an additional amendment to allow for the sale of substantially all of the assets of a subsidiary of the Parent Company, exclude charges related to SFAS 142 (refer to Note 2), increase its ability to incur additional indebtedness and amend certain defined terms.

Historically, the credit facility was secured only by a pledge of stock certificates of certain subsidiaries of the Parent Company.  Upon downgrades of the Parent Company’s corporate credit rating in the first quarter of 2002, the Parent Company became obligated to provide certain subsidiary guarantees and liens on the assets of the Parent Company and certain subsidiaries in addition to the pledge of the stock certificates of the subsidiaries.  In May 2002, the Parent Company obtained an amendment to the credit facility to exclude certain subsidiaries from the obligation to secure the credit facility with subsidiary guarantees and asset liens, extend the time to provide required collateral and obtain the ability to issue senior unsecured indebtedness and equity under specified terms and conditions.  The amendment also placed additional restrictions on the Parent Company under the covenants related to indebtedness and investments, required the Parent Company to transfer its cash management system to a wholly-owned subsidiary and increased the interest rates on the total credit facility by 50 basis points.  In December 2002, the Parent Company obtained a waiver to exclude charges related to SFAS 144 from its pertinent covenant calculations through March 30, 2003.  In March 2003, as discussed in Note 18, the Parent Company amended and restated its credit facility to, among other things, exclude charges related to SFAS 144 going forward.

In February 2002, the Parent Company’s corporate credit rating was downgraded by Moody’s Investors Service to Ba3 from its previous level of Ba1.  In March 2002, the Parent Company’s corporate credit rating was downgraded by Standard and Poor’s and Fitch Rating Service to BB from its previous level of BB+.  In December 2002, the Parent Company’s corporate credit rating was downgraded again by Standard and Poor’s to B- from its previous level of BB.  In January 2003, Moody’s downgraded the Company’s corporate credit rating to B1 from Ba3.  Prior to the downgrades, the Parent Company’s credit facility was secured only by a pledge of the stock certificates of certain subsidiaries, including Broadwing Communications Inc.  Upon the downgrades, the Parent Company also became obligated to provide certain guarantees and liens on the assets of both the Parent Company and the Company.

The interest rates that could be charged on borrowings from the credit facility as of December 31, 2002 ranged from 150 to 350 basis points above the London Interbank Offering Rate (“LIBOR”) and were at 275 to 325 basis points above LIBOR, or 4.13% and 4.63%, respectively, based on the Parent Company’s credit rating.  The Parent Company incurs banking fees in association with this credit facility that range from 37.5 basis points to 75 basis points, applied to the unused amount of borrowings under the revolving credit facility.

Intercompany Payable to Parent Company

Intercompany advances payable to the Parent Company totaled $1,492.7 million and $1,468.8 million as of December 31, 2002 and December 31, 2001, respectively.  As of December 31, 2002, the intercompany note to the Parent Company was payable upon demand and was therefore classified as a current liability.

9% Senior Subordinated Notes

In 1998, the predecessor company issued $450 million of 9% senior subordinated notes due 2008 (“the 9% notes”).  In January 2000, $404 million of the 9% senior subordinated notes were redeemed through a tender offer due to the change of control provision of the related indenture.  Accordingly, $46 million of the 9% notes remain outstanding at December 31, 2002.

The 9% notes are general unsecured obligations and are subordinate in right of payment to all existing and future senior indebtedness of the Company’s subsidiaries. The 9% notes indenture includes a limitation on the amount of indebtedness that the Company can incur based upon the maintenance of either debt to operating cash flow or debt to capital ratios.  The 9% indenture also provides that if the Company incurs any additional indebtedness secured by liens on its property or assets that are subordinate to or equal in right of payment with the 9% notes, then the Company must secure the outstanding 9% notes equally and ratably with such indebtedness.  As of December 31, 2002, the Company had the ability to incur additional debt.

Capital Lease Obligations

The Company leases facilities and equipment used in its operations, some of which are required to be capitalized in accordance with Statement of Financial Accounting Standard No. 13, “Accounting for Leases” (“SFAS 13”).  SFAS 13 requires the capitalization of leases meeting certain criteria, with the related asset being recorded in property, plant and equipment and an offsetting amount recorded as a liability.  The Company had $2.9 million in total indebtedness relating to capitalized leases as of December 31, 2002, $0.7 million of which was considered long-term.

12½% Senior Notes

As of December 31, 2002, the Company had outstanding $0.8 million of 12½% senior notes maturing in 2005.

Other Short-Term Debt

The Company maintains a short-term revolving vendor financing arrangement for its BTS subsidiary, which had an outstanding balance of $2.6 million as of December 31, 2002.  The Company has the ability to borrow up to $6.0 million under this arrangement, which is secured by an irrevocable $2.0 million letter of credit against  the Parent’s revolving credit facility.  The interest rate charged on the borrowings is variable based on the prime rate and was 6.0% as of December 31, 2002.  The agreement expires on June 21, 2003.

The following table summarizes the Company’s maturities of long-term debt and minimum payments under capital leases, excluding interest, for the five years subsequent to December 31, 2002 ($ in millions):

at December 31 Year of Maturity	Debt	Capital Leases	Total

2003	1,495.3	2.2	1,497.5
2004	193.0	0.5	193.5
2005	0.8	0.2	1.0
2006	—	—	—
2007	—	—	—
Thereafter	46.0	—	46.0
	1,735.1	2.9	1,738.0
Less current portion	(1,495.3)	(2.2)	(1,497.5)
Long-term debt	$239.8	$0.7	$240.5

6.     Financial Instruments

The Company adopted Statement of Financial Accounting Standard SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities” (“SFAS 133”) on January 1, 2001.  SFAS 133 requires that all derivative instruments be recognized on the balance sheet at fair value.  Fair values are determined based on quoted market prices of comparable instruments, if available, or on pricing models using current assumptions.  On the date the financial instrument is entered into, the Company designates it as either a fair value or cash flow hedge.

Upon adoption of SFAS 133 on January 1, 2001, offsetting transition adjustments related to the PSINet forward sale and the underlying six million shares of PSINet (further described below) were reclassified from other comprehensive income (loss) to net loss.  Accordingly, there was no net cumulative effect adjustment to either net loss or other comprehensive income (loss) related to these items.  As of December 31, 2002 and 2001, the Company was not a party to any derivative instruments.

Marketable Equity Forward Contracts - From time to time the Company enters into forward contracts on the sale of marketable equity securities held in the Company’s investment portfolio.  It is the Company’s intent to manage its exposure to fluctuations in U.S. equity markets related to these investments.  Forward contracts are contractual agreements between two parties for the sale of borrowed shares to be settled by delivery of the equivalent number of shares owned by the Company at an agreed upon future date.

PSINet - In June and July 1999, the Company received approximately $111.8 million representing amounts from a financial institution in connection with two prepaid forward sale contracts on six million shares of PSINet common stock.  This amount was accounted for as notes payable and was collateralized by six million shares of PSINet common stock owned by the Company.  Given the significant decline in the value of PSINet common stock during 2000, the Company adjusted the carrying value of this liability to approximately $3 million during the fourth quarter of 2000.  This adjustment resulted in an unrealized gain on the liability that substantially offset the unrealized loss recorded in “Other comprehensive income (loss)” on the underlying six million shares of PSINet being hedged.

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

7.     Redeemable Preferred Stock

In 1997, the Company issued 300,000 shares of 12½% Junior Exchangeable Preferred Stock (“12½% Preferreds”).  The 12½% Preferreds are mandatorily redeemable on August 15, 2009 at a price equal to their liquidation preference of $1,000 a share, plus accrued and unpaid dividends.  Through November 15, 1999, dividends on the 12½% Preferreds were being effected through additional shares of the 12½% Preferreds.  On November 16, 1999, the Company converted to a cash pay option for these dividends, and subsequently made its first cash payment on February 15, 2000.  At December 31, 2002, 395,210 shares of the redeemable preferred stock issue were outstanding with a carrying value of $414.4 million.  This preferred stock is not included in shareowners equity because it is mandatorily redeemable.

The Company announced that it would defer the August 15, 2002 and November 15, 2002 cash dividend payments on its 12½% Preferreds , in accordance with the terms of the security, conserving $24.7 million in cash during the second half of 2002.  The dividends were accrued in the third and fourth quarter of 2002. The status of future quarterly dividend payments on the 12½% Preferreds  will be determined quarterly by the Company’s board of directors.  In November 2002, the 12½% Preferreds rating  was downgraded by Standard and Poor’s to D from its previous level of B.

8.     Concentrations of Credit Risk and Major Customers

The Company may be subject to credit risk due to concentrations of receivables from companies that are communications providers, internet service providers and cable television companies.  The Company performs ongoing credit evaluations of customers’ financial condition and typically does not require significant collateral.

Revenue from the Company’s ten largest customers accounted for approximately 38%, 40%, and 35% of total revenue in 2002, 2001 and 2000, respectively.  Four of the Company’s ten largest customers were in Chapter 11 bankruptcy proceedings as of December 31, 2002.  Total revenue from these customers approximated 14% of consolidated revenue during 2002.  Revenue from these bankrupt customers generated by the amortization of IRU agreements and the early termination of two IRUs as discussed in Note 1, approximated 7% of total revenue in 2002.  In addition, a significant portion of the Company’s revenue is derived from telecommunications carriers.  Revenue from telecommunications carriers accounted for 57%, 64%, and 67% of total revenue in 2002, 2001 and 2000, respectively.

As discussed in Note 1 and Note 14, the Company had an unbilled account receivable of $50.5 million as of December 31, 2002 from a single customer that was in dispute.

9.     Shareowner’s Equity

Common Stock

The Company’s common shares that were outstanding at the date of the Merger were retired on the Merger Date and were replaced by 500,000 shares of the Company’s common stock that are entirely owned by the Parent Company.

Additional Paid-In Capital and Accumulated Deficit

The Company’s pre-Merger additional paid-in capital and accumulated deficit were eliminated at the Merger Date.  At December 31, 2002 and 2001, the additional paid-in capital balance includes approximately $2.4 billion representing consideration paid by the Parent Company for Broadwing Communications in the Merger.  Additional amounts of approximately $580 million at December 31, 2002 relate to the retirement of $404 million of the Company’s 9% Notes and additional Parent Company capital contributions.  Offsetting these amounts are approximately $139.8 million in preferred stock dividends on the 12½% Junior Exchangeable Preferred Stock.  The accumulated deficit balance of approximately $5.4 billion at December 31, 2002 reflects the activities of the Company subsequent to the November 9, 1999 Merger Date.

Stock-Based Compensation

Prior to the Merger, the Company maintained incentive plans for selected employees.  The Company’s plans included incentive stock options and non-qualified stock options issued at prices equal to the fair market value of the Company’s common stock at the date of grant which expire upon the earlier of 10 years from the date of grant or termination of employment, death, or disability.  Effective with the Merger, options outstanding under the Company’s plans were converted into options to acquire Broadwing common stock, with the number of shares and exercise price being adjusted in accordance with the exchange ratio of 2.0976 established in the Merger Agreement.  All outstanding options under the Company’s plans became exercisable and fully vested upon the change in control except for those options issued under the 1998 plan.  The majority of options issued under the 1998 plan maintained the original vesting schedule.  A few selected option grants to executives became exercisable and fully vested according to their agreements.

Presented below is a summary of the status of outstanding Company stock options issued to employees, options issued in the Merger and related transactions (shares in thousands):

	Year Ended December 31,
	2002		2001		2000
	Options (millions)	Weighted Average Excerise Price	Options (millions)	Weighted Average Excerise Price	Options (millions)	Weighted Average Excerise Price

Outstanding at beginning of period	14.2	$19.10	11.1	$20.90	14.4	$18.00
Granted	2.9	$3.83	7.7	$16.71	3.1	$30.20
Exercised	—	$—	(0.9)	$12.76	(3.7)	$33.03
Forfeited	(4.4)	$17.87	(3.7)	$24.11	(2.7)	$23.36
Outstanding at end of period	12.7	$15.99	14.2	$19.10	11.1	$20.90
Weighted average fair value of options granted during the period	$2.66		$7.66		$12.75

The following table summarizes outstanding options at December 31, 2002 by price range:

	Outstanding			Exercisable
Range of Exercise Prices	Options (millions)	Weighted Average Excerise Price	Weighted Average Contractual Life	Options (millions)	Weighted Average Excerise Price

$1.44 to $9.65	5.3	$9.50	9.24	0.7	$9.09
$9.90 to $16.78	1.2	$13.18	6.32	1.0	$12.66
$17.50 to $24.94	3.7	$21.01	7.16	2.7	$20.77
$24.97 to $38.19	2.5	$29.88	7.15	1.5	$29.80

Total	12.7	$15.99	7.95	5.9	$20.31

10.  Employee Benefit Plans

Pension and Postretirement Plans

Effective January 1, 2001, the Company’s employees were covered by the Parent Company’s employee benefit plans including the defined benefit pension plan, the defined contribution plan and the health care and group life insurance benefit plans.

The pension plan is sponsored and managed by the Parent Company and includes employees from all subsidiaries of the Parent Company. The Company’s proportionate pension benefit expense is allocated through an intercompany expense allocation.  The pension benefit formula for the defined benefit plan is determined by a combination of compensation based credits and annual guaranteed interest credits.  Funding for this plan is achieved through contributions to an irrevocable trust fund.  Detailed disclosures regarding the pension plan can be found in the Parent Company’s annual report.

The health care and group life benefit plans are funded through Voluntary Employee Benefit Association (“VEBA”) trusts managed by the Parent Company.  The Parent Company funds amounts as deemed appropriate from time to time.  Total expenses for the Company related to the pension, health care and life benefit plans during 2002, 2001 and 2000 were $9.8 million, $13.7 million, and $10.2 million, respectively.

Savings Plans

Contributions by the Company to the defined contribution plan are based on matching a portion of the employee contributions or on a percentage of employee earnings.  Total contributions by the Company to the defined contribution plan for 2002, 2001 and 2000 were $4.6 million, $5.3 million and $2.6 million, respectively.

11.  Income Taxes

Income tax provision (benefit) consists of the following:

	Year Ended December 31,
($ in millions)	2002	2001	2000

Intercompany credit in lieu of taxes	$(204.6)	$(93.1)	$(58.7)

Deferred:
Federal	(688.3)	(75.9)	(151.7)
State and local	(189.3)	(18.4)	(62.5)
Total deferred	(877.6)	(94.3)	(214.2)
Valuation allowance	1,108.5	13.2	31.6
Total	$26.3	$(174.2)	$(241.3)

The following is a reconciliation of the income tax benefit at the U.S. federal statutory tax rate to the income tax provision (benefit) computed using the Company’s effective tax rate for each respective period ($ in millions):

	December 31,
	2002	2001	2000
Tax benefit at federal statutory rate	$(877.6)	$(196.9)	$(246.6)
State and local income taxes, net of federal benefit	(123.9)	(11.3)	(28.8)
Change in valuation allowance	1,039.8	8.6	8.8
Amortization of nondeductible intangible assets	—	25.2	24.3
Other differences, net	(12.0)	0.2	1.0
Provision (benefit) for income taxes	$26.3	$(174.2)	$(241.3)

The income tax provision (benefit) relating to other comprehensive income (loss) components was $0 in 2002 and 2001, and ($56.3) million in 2000.

Deferred income taxes reflect the tax effect of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the Company’s deferred tax assets and liabilities are as follows ($ in millions):

	2002	2001
Deferred tax assets:
Net operating loss carryforwards	$405.1	$275.5
Depreciation and amortization	627.3	—
Investments	10.6	51.4
Unearned revenue	86.4	159.0
Restructuring related items	22.6	104.4
Other	33.2	35.1
Total deferred tax assets	1,185.2	625.4
Valuation allowance	(1,169.8)	(61.3)
Net deferred income tax assets	$15.4	$564.1

Deferred tax liabilities:
Depreciation and amortization	$—	$324.6
Other	15.4	6.3
Total deferred tax liabilities	15.4	330.9
Net deferred tax asset	$—	$233.2

As of December 31, 2002, the Company had approximately $800.6 million of federal operating loss tax carryforwards, with a deferred tax asset value of $280.2 million, and $124.9 million in deferred tax assets related to state and local operating loss tax carryforwards.  Tax loss carryforwards will generally expire between 2010 and 2021.  U.S. tax laws limit the annual utilization of tax loss carryforwards of acquired entities.  These limitations should not materially impact the utilization of the tax carryforwards.

The Company had a valuation allowance of $1,169.8 million and $61.3 million for the years ended December 31, 2002 and 2001, respectively.  The valuation allowance is necessary due to the uncertainty of the ultimate realization of such future benefits.

In evaluating the amount of valuation allowance required, the Company considered prior operating results, future taxable income projections, expiration dates of net operating loss carryforwards and ongoing prudent and feasible tax planning strategies.Based upon this evaluation, which included the uncertainty surrounding the Company’s future operations, the Company determined that the realization of certain deferred tax assets (including federal and state tax loss carryforwards) were not considered to be more likely than not, and therefore provided a valuation allowance.  In the event that the Company determines that it is more likely than not that the deferred assets will be realized, an adjustment to the deferred tax asset would be recorded, which would positively impact net income in the period such determination was made.  The Company is pursuing several alternatives and the resolution of uncertainties related to the Company that may result in the realization of these reserved tax assets.

12.  Related Party Transactions

In the ordinary course of business, the Company provides services to and receives services from other wholly owned subsidiaries of the Parent Company.  The Company provides long-distance services over its national optical network to customers of the Parent Company’s Cincinnati Bell Any Distance (“CBAD”) subsidiary.  Transactions with CBAD generated $43.5 million, $41.2 million and $33.0 million in revenue for the Company in 2002, 2001 and 2000, respectively.  In addition, the Parent Company’s Cincinnati Bell Telephone (“CBT”) subsidiary markets the Company’s broadband services in its Greater Cincinnati, Ohio franchise area.  The Company records revenue from customers in Greater Cincinnati, net of commissions due to CBT equal to 20% of total revenue.  Such commissions, which reduced revenue, totaled $7.1 million, $2.7 million and $0.2 million in 2002, 2001 and 2000, respectively.

The Parent Company provides financial and treasury services, planning and financial analysis, corporate communications, human resources support and legal support.  The Parent Company bills the Company for services performed on its behalf.These noncash service fees amounted to $8 million, $5 million, and zero in 2002, 2001 and 2000, respectively.

The Parent Company’s CBT subsidiary provides accounts payable processing, payroll processing and benefit related services on behalf of the Company.  Total fees charged to the Company for these services during 2002, 2001 and 2000 were $0.3 million, $0.9 million, and $0.7 million, respectively.

The Company participates in the Parent Company’s centralized cash management system to finance operations.  Cash deposits from the Company and its subsidiaries are transferred to a subsidiary of the Parent Company on a daily basis, and the Parent Company funds the Company’s disbursement accounts as required.  All related party transactions, including receivables and payables, are cleared through an intercompany account, which is ultimately settled at the Parent Company level.

The Company relies on advances from the Parent Company for the funding of operating and investing activities in excess of cash generated by its own operations.  Advances from the Parent Company bear interest at market rates, with the related interest expense being included in “Interest expense” in the Consolidated Statements of Operations and Comprehensive Income (Loss).  The average interest rate on these advances during 2002 was approximately 4.47%.  The amounts due to the Parent Company upon demand of $1,492.7 million at December 31, 2002 and $1,468.8 million at December 31, 2001 are presented net of the amounts due to or from other subsidiaries of the Parent Company.  As of December 31, 2002, the intercompany note from the Parent Company was payable upon demand and is therefore classified as a current maturity of long-term debt.  In 2002, 2001 and 2000, the Parent Company contributed additional capital to the Company, which was accounted for as a reduction in the intercompany note payable, of $1.9 million, $65.3 million and $520.5 million, respectively.

The Company’s  tax provision is based upon the modified separate return method under which an income tax benefit is recorded for losses based upon the potential to be realized by the Company, as well as any affiliated members of the federal income tax consolidated group of the Parent Company.  The income-producing members of the consolidated group compensate the Company for losses as they are realized in the consolidated tax return, which amounted to $204.6 million, $93.1 million and $58.7 million in 2002, 2001 and 2000, respectively.

The following table summarizes the Company’s intercompany revenue, corporate allocations and shared services allocations ($ in millions):

	Year Ended December 31,
	2002	2001	2000
Statements of Operations Data:
Intercompany revenue
Cincinnati Bell Any Distance	$43.5	$41.2	$33.0
Other	0.1	0.2	0.5

Total intercompany revenue	$43.6	$41.4	$33.5

Commissions paid to CBT, netted against revenue	$7.1	$2.7	$0.2
Intercompany cost of services	11.2	10.0	7.5
Intercompany selling, general and administrative expenses
Corporate allocations	8.0	5.0	—
Shared service allocations	0.3	0.9	0.7
Intercompany interest expense, net of capitalized interest of $8.1, $22.9 and $22.4, respectively	59.7	63.5	58.6
Intercompany credit in lieu of taxes	(204.6)	(93.1)	(58.7)

Total intercompany expenses (benefit)	$(118.3)	$(11.0)	$8.3

	December 31,
	2002	2001
Balance Sheet Data:
Intercompany payable to Parent Company	$1,492.7	$1,468.8

The revenue and expenses allocated to the Company for the transactions and services provided are not necessarily indicative of the revenue and expenses that would have been incurred if BCI had been a separate, stand-alone entity.

13.  Fair Value of Financial Instruments

The following methods and assumptions were used to estimate, where practicable, the fair value of each class of financial instruments:

Cash and cash equivalents, and short-term debt — The carrying amount approximates fair value because of the short-term maturity of these instruments.

Accounts receivable and accounts payable — The carrying amounts approximate fair value.

Marketable securities — The fair values of marketable securities are based on quoted market prices.

Long-term debt — The fair value is estimated based on year-end closing market prices of the Company’s debt and of similar liabilities. The carrying amounts at December 31, 2002 and 2001, including the intercompany payable to the Parent Company, were $1,731.0 million and $1,557.1 million, respectively.  The estimated fair values at December 31, 2002 and 2001, including the intercompany payable to the Parent Company at carrying value, were $1,507.3 million and $1,510.1 million, respectively.

Convertible preferred stock — The fair value of the 12½% Exchangeable Preferred Stock was $27.7 million and $245.0 million, and was based on the trading value of this instrument at December 31, 2002 and 2001, respectively.

14.  Commitments and Contingencies

Lease Commitments

The Company leases certain circuits, facilities and equipment used in its operations.  Total operating lease rental expenses (excluding circuit leases) was approximately $28.7 million, $28.2 million, and $23.5 million for the years ending December 31, 2002, 2001, and 2000, respectively.

At December 31, 2002, the total minimum annual rental commitments under noncancelable leases, excluding interest, are as follows:

($ in millions)	Operating Leases	Capital Leases	Total
2003	$100.9	$2.2	$103.1
2004	87.6	0.5	88.1
2005	63.2	0.2	63.4
2006	44.2	—	44.2
2007	21.4	—	21.4
Thereafter	55.9	—	55.9
Total	$373.2	$2.9	$376.1

Commitments

In 2000, the Company entered into a purchase commitment with Corvis Corporation, a Columbia, Maryland-based manufacturer of optical network equipment.  The agreement specifies that the Company will purchase $200 million in optical network equipment from Corvis Corporation over a two-year period beginning in July 2000.  As of December 31, 2002 and 2001, the Company’s remaining purchase commitment was zero and $20 million, respectively.  In 2000, the Company also entered into a separate agreement giving it the right to purchase Series H preferred stock at $80.53 per share, which had a fair value $30 million, and $5 million of the common stock of Corvis at the initial public offering price.  The Company subsequently exercised these rights during the second and third quarters of 2000. The established prices for these Corvis equity purchases reflect the contemporaneous fair value of the equity, as evidenced by independent third party investor purchases of this equity in the same timeframe.

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

In 2001 and 2000, the Company entered into agreements with two vendors to provide bundled Internet access to the Company’s customers based on a monthly maintenance fee.  These services were previously purchased from other vendors on a usage basis.  In March 2002, the Company terminated its contract with one of the vendors as part of its fourth quarter 2001 restructuring (refer to Note 3).

This contract termination reduced the Company’s future commitments by approximately $60 million.  In September 2002, the Company terminated its remaining contract as part of its third quarter restructuring (refer to Note 3), which eliminated the remaining $13 million of future commitments related to bundled Internet access.

The Company has certain contractual obligations to utilize network facilities, including access lines, from various interexchange and local exchange carriers.  These contracts are based on a fixed monthly rate with terms on certain agreements extending through 2021.  As of December 31, 2002, the Company had committed to approximately $230 million in operating leases related to network utilization.  The buyer of substantially all of the assets of the broadband business, as discussed in Note 18, has agreed to assume approximately $3 million in capital lease commitments and approximately $316 million in operating lease obligations including the obligations associated with network utilization.

Contingencies

In the normal course of business, the Company is subject to various regulatory proceedings, lawsuits, claims and other matters.  Such matters are subject to many uncertainties and outcomes are not predictable with assurance.

During 2002, several purported class action lawsuits were filed in the United States District Court for the Southern District of Ohio on behalf of purchasers of the securities of the Parent Company between January 17, 2001 and May 20, 2002, inclusive (the “Class Period”).  The complaints alleged that the Parent Company, its former Chief Executive Officer  (“CEO”), its current CEO, and several board members violated federal securities laws arising out of allegedly issuing material misrepresentations during the Class Period which resulted in artificially inflating the market price of the Parent Company’s securities.  The Parent Company intends to defend these claims vigorously.

In June 2000, the Company entered into a long-term construction contract to build a 1,550-mile fiber route system.  During the second quarter of 2002, the customer alleged a breach of contract and requested the Company to cease all construction activities, requested a refund of $62 million in progress payments previously paid to the Company, and requested conveyance of title to all routes constructed under the contract.  Subsequently, the Company notified the customer that such purported termination was improper and constituted a material breach under the terms of the contract, causing the Company to terminate the contract.  As a result of the contract termination, the Company expensed $13 million in both costs incurred under the contract and estimated shutdown costs during 2002, which have been reflected in cost of services in the Condensed Consolidated Statements of Operations and Comprehensive Income (Loss).  In addition, the Company’s balance sheet included $51 million in unbilled accounts receivable (including both signed change orders and claims) at December 31, 2002 related to this contract.  Based on information available as of December 31, 2002, the Company believes it is due significant amounts outstanding under the contract, including unbilled accounts receivable.  The Company expects this matter to be resolved through arbitration.  The timing and outcome of these issues are not currently predictable.  An unfavorable outcome could have a material effect on the financial condition and results of operations of the Company.

15.  Quarterly Results (Unaudited)

	2002 Quarter Ended				2001 Quarter Ended
	Mar 31	Jun 30	Sep 30	Dec 31	Mar 31	Jun 30	Sep 30	Dec 31

Statement of Operations Data ($ in millions):

Revenue	$269.0	$278.2	$296.2	$224.7	$298.5	$320.6	$306.1	$272.4

Operating expenses:
Cost of services and products	172.2	177.2	162.7	143.5	181.2	195.2	194.9	188.8

Selling, general and administrative	77.3	77.3	76.6	69.8	86.1	89.9	78.2	75.4

Depreciation and amortization	77.9	78.0	80.0	80.0	87.8	92.4	100.0	103.9

Restructuring	15.9	—	5.0	11.7	—	—	—	73.9

Asset impairments and other charges	—	—	—	2,200.6	—	—	3.9	148.1

Operating loss	(74.3)	(54.3)	(28.1)	(2,280.9)	(56.6)	(56.9)	(70.9)	(317.7)

Cumulative effect of change in accounting principle	2,008.7	—	—	—	—	—	—	—

Net loss	$(2,066.1)	$(46.9)	$(29.3)	$(2,400.0)	$(47.7)	$(55.7)	$(63.9)	$(221.1)

In the fourth quarter of 2001, the Company incurred  pre-tax charges of $73.9 million related to restructuring activities and $148.1 million related to asset impairments (refer to Note 3).

In the first quarter of 2002, the Company incurred a charge of $2,008.7 million, net of taxes, associated with the adoption of SFAS 142 (refer to Note 2).  The impairment charge is reflected as a cumulative effect of change in accounting principle, net of taxes, in the Condensed Consolidated Statements of Operations and Comprehensive Income (Loss).

In the second quarter of 2002, the Company incurred a non-recurring charge of $13.3 million for costs associated with the termination of the Company’s uncompleted network construction contract further discussed in Note 14.

In the second and third quarter of 2002, the Company terminated IRU contracts with two customers (refer to Note 1), which contributed $18 million and $41 million of revenue and operating income.

In the fourth quarter of 2002, the Company recorded a $2.2 billion non-cash pretax impairment charge to reduce the carrying value of its assets to estimated fair market value.

16.  Segment Reporting

In accordance with Statement of Financial Accounting Standard No. 131, “Disclosures About Segments of an Enterprise and Related Information,” the operations of the Company comprise a single segment and are reported as such to the Chief Executive Officer of the Parent Company, who functions in the role of chief operating decision maker for the Company.

The table below presents revenue for groups of similar products and services ($ in millions):

	Year Ended December 31,
	2002	2001	2000

Broadband transport	$461.6	$466.5	$393.2
Switched voice services	328.6	380.5	408.6
Data and internet	132.9	121.9	69.7
IT consulting	143.7	141.3	65.8
Network construction and other services	1.3	87.4	67.3
Total revenue	$1,068.1	$1,197.6	$1,004.6

17.  Additional Financial Information

Balance Sheet

($ in millions)	Year ended December 31	2002	2001	Depreciable Lives (Years)
Property Plant and Equipment:
Land and rights of way		$0.6	$153.7	20 - Indefinite
Buildings and leasehold improvements		7.2	209.1	2 - 40
Transmission facilities		30.8	2,057.7	3 - 20
Furniture, fixtures, vehicles, and other		0.6	49.6	2 - 15
Fiber usage rights		8.2	51.4	5 - 20
Construction in process		7.3	214.1	—
Subtotal		54.7	2,735.6
Less: Accumulated depreciation		—	(553.6)
Property plant and equipment, net*		$54.7	$2,182.0

*  Includes $3.0 and $5.9, respectively, of assets accounted for as capital leases, net of accumulated depreciation of $15.7 and $13.2, respectively, included in Transmission facilities.

($ in millions)	Year ended December 31	2002	2001	Amortization Lives (Years)
Other intangibles:
Assembled workforce		—	24.0	2 - 4
Installed customer base		—	399.0	2 - 20
Other intangibles		—	3.2	2 - 20
Subtotal		—	426.2
Less: Accumulated amortization		—	(79.0)
Other intangibles, net		$—	$347.2

The Company recorded a non-cash impairment charge of $2.2 billion to state both tangible and intangible assets at estimated fair value as of December 31, 2002.  Of the total charge, $1,901.7 million related to tangible property, plant and equipment and $298.3 million related to finite-lived intangible assets.

18.  Subsequent Events

On February 22, 2003, certain subsidiaries of the Parent Company entered into a definitive agreement to sell substantially all of the assets of the broadband business, excluding the information technology consulting assets, to C III Communications (“C III”), for up to $129 million in cash and the assumption of certain long-term operating contractual commitments.  The contractual commitments to be assumed include approximately $3 million in capital lease commitments and approximately $316 million in operating lease obligations. The sale is subject to certain closing conditions, including approval by the Federal Communications Commission (“FCC”) and relevant state public utility commissions.  The Parent Company expects to close the sale in 2003.  The Company will retain a 3% minority interest in the new company.  The carrying value of the current and long-lived assets to be purchased totaled $102.7 million and $40.8 million, respectively as of December 31, 2002.  The carrying value of the current and long-term liabilities to be assumed totaled $179.7 million and $293.2 million, respectively, as of December 31, 2002.

On March 26, 2003, the Parent Company issued $350 million of mezzanine financing through Senior Subordinated Discount Notes Due 2009 (the “Mezzanine Financing”).  Proceeds from the Mezzanine Financing, net of fees, were used to pay down borrowings under the Company’s credit facility.  Interest on the Mezzanine Financing will be payable semi-annually on June 30 and December 31, whereby 12% is paid in cash and 4% is accreted on the aggregate principal amount.  In addition, purchasers of the Mezzanine Financing will receive 17.5 million common stock warrants, each to purchase one share of Broadwing Common Stock.

The Mezzanine Financing contains certain financial and non-financial covenants including restrictions on the Parent Company’s ability to make investments in the Company.  Specifically, Broadwing and its other subsidiaries may not make investments in or fund the operations of the Company beyond an aggregate amount of $118 million after October 1, 2002.  This restriction does not apply to guarantees by Broadwing of Company borrowings under the credit facilities, liens on assets of Broadwing securing Company borrowings under the credit facilities, scheduled interest payments made or guaranteed by Broadwing in respect of Company borrowings under the credit facilities, and certain other items.  As of February 28, 2003, the Company had the ability to invest an additional $58 million in the Company to fund operations based on these provisions.

In conjunction with the Mezzanine Financing, the Parent Company’s credit facility was also amended and restated to, among other things, extend the revolving commitment, revise the financial covenants and allow for the sale of substantially all of the assets of the broadband business. As a result of the  terms of the amendment, the total borrowing capacity will decrease from $1.825 billion as of December 31, 2002 to approximately $1.343 billion as of December 31, 2003 due to $262 million of scheduled repayments of the term debt facilities and a $220 million prepayment of the outstanding term debt and revolving credit facility from the Mezzanine Financing proceeds. After the credit facility amendment, the Parent Company’s debt maturities total $285.1 million in 2003 and $287.1 million in 2004.

In March 2003, the Parent Company entered into a supplemental indenture to its 6¾% Convertible Subordinated Notes Due 2009. The supplemental indenture allows for the sale of substantially all of the assets of the Company, provides that a bankruptcy of the Company would not constitute an event of default, amends the definition of change in control by increasing the ownership threshold deemed to be a change in control from 20% of outstanding shares to 45% of outstanding shares of the Parent Company and includes certain covenants restricting the ability of the Company to incur debt and consummate certain asset dispositions.  The supplemental indenture also increases the paid-in-kind interest by 2¼% from March 2003 through redemption in July 2009, resulting in a per annum interest rate of 9%.  Interest expense will be paid in cash semi-annually on January 21 and July 21 of each year at a rate of 6¾% per annum, commencing on January 21, 2005.

The additional 2¼% will accrete, or be added to the principal balance, through the redemption date in July 2009.

In addition, in March 2003, the Parent Company reached an agreement with holders of more than two-thirds of the Company’s 12½ percent preferred stock and 9 percent senior subordinated notes to exchange these instruments for common stock of the Parent Company.  In order to consummate the exchange offers, the Parent Company expects to issue approximately 26 million new shares of Broadwing Inc. common stock assuming 100% redemption of the outstanding instruments, which represents an increase of 11 percent in the number of shares.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

The Company has had no disagreements with its accountants on any accounting or financial disclosure, auditing scope or procedure during the periods covered by this report.

PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

Set forth in the table below are the names, ages (as of December 31, 2002) and current offices held by all executive officers and the sole director of the Company.

NAME	AGE	POSITION WITH COMPANY	EXECUTIVE OFFICER SINCE

Kevin W. Mooney	44	Chief Executive Officer	1999

John F. Cassidy	48	Chief Operating Officer	2002

Thomas L. Schilling	39	Chief Financial Officer and Director	2002

Robert Shingler	45	President	2002

Mary E. McCann	40	Senior Vice President, Internal Controls	2001

Jeffrey C. Smith	51	Chief Human Resources Officer, General Counsel and Corporate Secretary	1997

David A. Torline	53	Chief Information Officer	1999

Michael R. Jones	48	Chief Technology Officer	2001

Executive officers of the Company are elected by and serve at the discretion of the Board.  None of the executive officers has any family relationship to any nominee for director or to any other executive officer of the Company.  Set forth below is a brief description of the business experience for the previous five years of all executive officers.

KEVIN W. MOONEY, Chief Executive Officer of the Company since September 2002, Chief Operating Officer of the Company from November 2001 to September 2002; Executive Vice President and Chief Financial Officer of the Company from September 1998 to November 2001; Senior Vice President and Chief Financial Officer of Cincinnati Bell Telephone from January 1998 to September 1998; Vice President and Controller of the Company, 1996-1998; Vice President of Financial Planning and Analysis of the Company, 1994-1996; Director of Financial Planning and Analysis of the Company, 1990-1994.

JOHN F. CASSIDY, Chief Operating Officer and Director of the Company and President of Cincinnati Bell since September 2002, President and Chief Operating Officer of Cincinnati Bell since May 2000; President of Cincinnati Bell Enterprises since August, 1999; President of Cincinnati Bell Wireless since 1996; Senior Vice President, National Sales & Distribution of Rogers Cantel in Canada from 1992-1996; Vice President, Sales and Marketing, Ericsson Mobile Communications from 1990-1992; Vice President, Sales and Marketing, General Electric Company from 1988-1990.

THOMAS L. SCHILLING, Chief Financial Officer and Director of the Company since July 2002; Senior Vice President and Chief Financial Officer of the Company from 1999-2002; Chief Financial Officer of AutoTrader.com from 1998-1999; Managing Director of MCI Systemhouse from 1997-1998; Director of Finance of MCI Communications from 1995-1997.

ROBERT SHINGLER, President of the Company since October 2002; President of Voice Operations of the Company from April 2002 to October 2002.  Prior to April 2002, Chairman /CEO of Albion Connect, a telecommunications software provider, and employed for 20 years at Bell South Corporation and its subsidiaries in a variety of leadership positions.

MARY E. McCANN, Senior Vice President, Internal Controls of the Company since July 2002; Senior Vice President, Corporate Finance of the Company from December 2001 to July 2002; Vice President, Controller of the Company from February 1999 to December 2001; Director of Financial

Planning of Cincinnati Bell Telephone from April 1998 to February 1999; Manager of Financial Reporting and Analysis of Cincinnati Bell Telephone from August 1996 to April 1998; Senior Financial Analyst from May 1995 to August 1996.

JEFFREY C. SMITH, Chief Human Resources Officer of the Company since November 2001; General Counsel and Corporate Secretary of the Company since February 2001; Chief Legal/Administrative Officer of the Company since November 1999; Senior Vice President of IXC Communications, Inc. from September 1997 until November 1999; Vice President, General Counsel and Secretary of IXC Communications, Inc. from January 1997 until September 1997; Vice President Planning and Development for Times Mirror Training, a subsidiary of Times Mirror, from August 1994 to December 1996.  Served in a variety of legal capacities, including five years as General Counsel to the Baltimore Sun newspaper and Associate General Counsel and Assistant Secretary at Times Mirror from 1985 through August 1994.  Prior to 1985, employed for seven years in private law practice as a trial and business attorney.

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

ITEM 11.  EXECUTIVE COMPENSATION

The information required by this item will be contained in the Company’s Information Statement to be filed with the Commission within 120 days after December 31, 2002, and is incorporated herein by reference.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The information required by this item will be contained in the Company’s Information Statement to be filed with the Commission within 120 days after December 31, 2002, and is incorporated herein by reference.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The information required by this item will be contained in the Company’s Information Statement to be filed with the Commission within 120 days after December 31, 2002, and is incorporated herein by reference.

ITEM 14.  INTERNAL CONTROLS AND PROCEDURES

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

ITEM 15.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

(a)  Exhibits

Exhibits identified in parenthesis below, on file with the Securities and Exchange Commission (“Commission”) are incorporated herein by reference as exhibits hereto:

EXHIBIT NUMBER

DESCRIPTION

2.1

Agreement and Plan of Merger dated as of July 20, 1999, among Cincinnati Bell Inc., IXC Communications, Inc. and Ivory Merger Inc. (incorporated by reference to Exhibit 2.1 of Cincinnati Bell Inc.’s Form 8-K dated July 22, 1999 and filed with the Commission on July 23, 1999).

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

4.1

Indenture dated as of October 5, 1995, by and among IXC Communications, Inc., on its behalf and as successor-in-interest to I-Link Holdings, Inc. and IXC Carrier Group, Inc., each of IXC Carrier, Inc., on its behalf and as successor-in-interest to I-Link, Inc., CTI Investments, Inc., Texas Microwave Inc. and WTM Microwave Inc., Atlantic States Microwave Transmission Company, Central States Microwave Transmission Company, Telecom Engineering, Inc., on its behalf and as successor-in-interest to SWTT Company and Microwave Network, Inc., Tower Communication Systems Corp., West Texas Microwave Company, Western States Microwave Transmission Company, Rio Grande Transmission, Inc., IXC Long Distance, Inc., Link Net International, Inc. (collectively, the “Guarantors”), and IBJ Schroder Bank & Trust Company, as Trustee (the “Trustee”), with respect to the 12 ½% Series A and Series B Senior Notes due 2005 (incorporated by reference to Exhibit 4.1 of IXC Communications, Inc.’s and each of the Guarantor’s Registration Statement on Form S-4 filed with the Commission on April 1, 1996 (File No. 333-2936) (the “S-4”)).

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

4.5

Indenture dated as of August 15, 1997, between IXC Communications, Inc. and The Bank of New York (incorporated by reference to Exhibit 4.2 of IXC Communications, Inc.’s Current Report on Form 8-K dated August 20, 1997, and filed with the Commission on August 28, 1997 (the “8-K”).

4.6

First Supplemental Indenture dated as of October 23, 1997, among IXC Communications,  Inc., the Guarantors, IXC International, Inc. and IBJ Shroder Bank & Trust Company (incorporated by reference to Exhibit 4.13 of IXC Communications, Inc.’s Annual Report on Form 10-K for the year ended December 31, 1997, and filed with the Commission on March 16, 1998 (the “1997 10-K”).

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

4.9

Fourth Supplemental Indenture dated as of April 3, 1998, among IXC Communications, Inc., the Guarantors, IXC Internet Services, Inc., IXC International, Inc., and IBJ Schroder Bank & Trust Company (incorporated by reference to Exhibit 4.15 of IXC Communications, Inc.’s Registration Statement on Form S-3 filed with the Commission on May 12, 1998 (File No. 333-52433).

4.10	Indenture dated as of April 21, 1998, between IXC Communications, Inc. and IBJ Schroder Bank & Trust Company, as Trustee (incorporated by reference to Exhibit 4.3 of the April 22, 1998 8-K).

10.1+

Credit Agreement dates as of November 9, 1999, amended and restated as of March 26, 2003, among Broadwing Inc. (f/k/a Cincinnati Bell) and Broadwing Communications Services Inc. (f/k/a IXC Communications Services, Inc.) as Borrowers, the Initial Lenders, Initial Issuing Banks and Swing Line Banks named therein, Bank of America, N.A. as Syndication Agent, Citicorp USA, Inc. as Administrative Agent, Credit Suisse First Boston and The Bank of New York, as Co-Documentation Agents, PNC Bank, N.A., as Agent and Salomon Smith Barney Inc. and Banc of America Securities LLC, as Joint Lead Arrangers and Joint Book Managers.

N.A., as Agent and Salomon Smith Barney Inc. and Banc of America Securities LLC, as Joint Lead Arrangers (incorporated by reference to Exhibit 10.1 of Cincinnati Bell Inc.’s Form 8-K dated November 9, 1999 and filed with the Commission on November 12, 1999).

10.2	IRU Agreement dated as of November 1995 between WorldCom, Inc. and IXC Carrier, Inc. (incorporated by reference to Exhibit 10.11 of Amendment No. 1 to the S-4).

10.3

Asset Purchase Agreement among Broadwing Communications Services Inc. and CIII Communications dated as of February 22, 2003.  (Exhibit (99)(i) to Form 8-K, date of report February 28, 2003, File No. 1-15307)

10.4+

Indenture dated as of March 26, 2003, by and among Broadwing Inc., as Issuer, Cincinnati Bell Public Communications, Inc., ZoomTown.com Inc, Cincinnati Bell Any Distance Inc., Cincinnati Bell Telecommunications Services Inc., Broadwing Financial LLC, Cincinnati Bell Wireless Company, Cincinnati Bell Wireless Holdings LLC and Broadwing Holdings Inc. as Guarantors, and The Bank of New York, as trustee, in connection with $350,000,000 of Broadwing Inc. Senior Subordinated Discount Notes Due 2009.

99.1+	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

99.2+	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

99.3+

Exchange and Voting Agreement, dated as of March 24, 2003, by and among Broadwing Inc., and the beneficial owners of (or investment managers or advisors for accounts or funds that own) the 9% Senior Subordinated Notes due 2008 of Broadwing Communications Inc., a subsidiary of the Company.

99.4+

Exchange and Voting Agreement, dated as of March 24, 2003, by and among Broadwing Inc., and the beneficial owners of (or investment managers or advisors for accounts or funds that own) the 12½% Series B Junior Exchangable Preferred Stock due 2009 of Broadwing Communications Inc., a subsidiary of the Company.

12.1+	Ratio of Earnings to Fixed Charges

21.1+	Subsidiaries of Broadwing Communications Inc.

+ Filed herewith.

* Management contract or compensatory plan required to be filed as an exhibit pursuant to Item 14(c) of Form 10-K.

The Company’s reports on Form 10-K, 10-Q, and 8-K are available free of charge at the following website:  http://www.broadwing.com/.  Upon request, the Company will furnish a copy of the Proxy Statement to its security holders without charge, portions of which are incorporated herein by reference.  The Company will furnish any other exhibit at cost.

(b)  Reports on Form 8-K.

Form 8-K, date of report October 29, 2002, reporting that Robert Shingler was appointed President of Broadwing Communications Inc. and announced that the Company has deferred cash payment of the quarterly dividend, due November 15, 2002, on its 12½% preferred shares, in accordance with the terms of the security.

Form 8-K, date of report February 25, 2003, reporting the Company issued a Press Release announcing that it has reached an agreement to sell substantially all the assets of its Broadband business, Broadwing Communications Services Inc., including the Broadwing name, to privately held C III Communications, LLC, for up to $129 million in cash.

Form 8-K, date of report February 28, 2003, reporting the Agreement for Purchase and Sale of Assets reached between the Company and C III Communications LLC.

Form 8-K, date of report March 28, 2003, reporting the Parent Company issued a press release announcing a comprehensive recapitalization that includes the successful completion of an amendment to its bank credit facility for, among other things, the extension of its scheduled maturities, providing the company with sufficient liquidity to meet its obligations until 2006.

Schedule II

BROADWING COMMUNICATIONS INC.

VALUATION AND QUALIFYING ACCOUNTS

($ in millions)

	Balance at Beginning of Period	Charged to Expenses	Charged to Other Accounts	Deductions	Balance At End of Period

Allowance for Doubtful Accounts
Year 2002	$22.6	$33.0	$—	$22.8	$32.8
Year 2001	$32.2	$77.0	$—	$86.6	$22.6
Year 2000	$36.3	$52.0	$—	$56.1	$32.2

Deferred Tax Valuation Allowance
Year 2002	$61.3	$1,108.5	$—	$—	$1,169.8
Year 2001	$48.1	$13.2	$—	$—	$61.3
Year 2000	$16.5	$31.6	$—	$—	$48.1

Signatures

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

BROADWING COMMUNICATIONS INC.

March 31, 2002	By	/s/ Thomas L. Schilling
Thomas L. Schilling
Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated.

Signature	Title	Date

	Principal Executive Officer;	March 31, 2003
/s/ Kevin W. Mooney	Chief Executive
Kevin W. Mooney	Officer and Director

	Principal Financial and	March 31, 2003
/s/ Thomas L. Schilling	Accounting Officer;
Thomas L. Schilling	Chief Financial Officer

Certifications

I, Kevin W. Mooney, Chief Executive Officer, certify that:

1.          I have reviewed this annual report on Form 10-K of Broadwing Communications Inc;

2.          Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, not misleading with respect to the period covered by this annual report;

3.          Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4.          The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a.          designed  such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries is made known to us by others within those entities, particularly during the period in which this annual report is being prepared

b.         evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the “Evaluation Date”); and

c.          presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.          The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

b.         all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

c.          any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.          The registrant’s other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: March 31, 2003	/s/ Kevin W. Mooney
Kevin W. Mooney
Chief Executive Officer

Certifications

I, Thomas L. Schilling, Chief Financial Officer, certify that:

1.          I have reviewed this annual report on Form 10-K of Broadwing Communications Inc;

2.          Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, not misleading with respect to the period covered by this annual report;

3.          Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4.          The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a.          designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries is made known to us by others within those entities, particularly during the period in which this annual report is being prepared

b.         evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the “Evaluation Date”); and

c.          presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.          The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

a.          all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b.         any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.          The registrant’s other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: March 31, 2003	/s/ Thomas L. Schilling
Thomas L. Schilling
Chief Financial Officer