Form 10-Q
period 2003-03-31
BROADWING COMMUNICATIONS INC
filed 2003-05-15
CIK 1009532

Use these links to rapidly review the document
TABLE OF CONTENTS

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2003
OR
☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from to

Commission File Number 0-20803

BROADWING COMMUNICATIONS INC.

Incorporated under the laws of the State of Delaware

1122 Capital of Texas Highway South, Austin, Texas 78746-6426

I.R.S. Employer Identification Number 74-2644120

Telephone—Area Code (512) 328-1112

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

The number of shares of Preferred Stock outstanding was 395,210 on April 30, 2003.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)
(dollars in millions)
(Unaudited)

	Three Months Ended March 31,
	2003	2002
Revenue
Service revenue	$195.0	$233.1
Product revenue	15.6	35.9

Total revenue	210.6	269.0
Costs and expenses
Cost of services (excluding depreciation of $1.6 and $54.8, included below)	115.4	141.1
Cost of products	13.7	31.1
Selling, general and administrative	69.7	77.3
Depreciation	2.0	71.7
Amortization	—	6.2
Restructuring	—	15.9
Asset impairments and other	—	(0.3)

Total operating costs and expenses	200.8	343.0

Operating income (loss)	9.8	(74.0)
Interest expense	21.0	14.9
Other income, net	(1.1)	(0.3)

Loss from operations before income taxes and cumulative effect of change in accounting principle	(10.1)	(88.6)
Income tax benefit	(21.5)	(31.2)

Income (loss) from operations before cumulative effect of change in accounting principle	11.4	(57.4)
Cumulative effect of change in accounting principle, net of taxes of $5.8	—	2,008.7

Net income (loss)	11.4	(2,066.1)
Other comprehensive income (loss), net of tax
Total other comprehensive income (loss)	—	—

Comprehensive income (loss)	$11.4	$(2,066.1)

The accompanying notes are an integral part of the financial statements.

CONDENSED CONSOLIDATED BALANCE SHEETS
(dollars in millions, Except Per Share Amounts)
(Unaudited)

	March 31, 2003	December 31, 2002
Assets
Current Assets
Cash and cash equivalents	$7.1	$2.9
Receivables, less allowances of $1.8 and $32.8, respectively	66.1	162.0
Prepaid expenses and other current assets	2.3	12.5
Assets held for sale	94.4	—

Total current assets	169.9	177.4
Property, plant and equipment, net of accumulated depreciation of $0.1 and $0.0	1.8	54.7
Other noncurrent assets	0.2	7.0
Assets held for sale	54.8	—

Total Assets	$226.7	$239.1

Liabilities and Shareowner's Deficit
Current Liabilities
Current portion of long-term debt	$2.0	$4.8
Intercompany payable to Parent Company, net	1,501.0	1,492.7
Accounts payable	4.2	62.8
Accrued service cost	—	32.7
Accrued taxes	50.7	52.0
Accrued restructuring	35.3	39.9
Current portion of unearned revenue and customer deposits	—	77.8
Other current liabilities	61.6	59.6
Liabilities to be assumed in sale	133.7	—

Total current liabilities	1,788.5	1,822.3
Long-term debt, less current portion	269.8	240.5
Unearned revenue, less current portion	—	290.7
Other noncurrent liabilities	31.9	33.0
Liabilities to be assumed in sale	284.8	—

Total liabilities	2,375.0	2,386.5
12 1/2% Junior Exchangeable Preferred Stock; $.01 par value; authorized—3,000,000 shares of all classes of preferred stock; 395,210 shares issued and outstanding and aggregate liquidation preference of $438.4 and $426.1, respectivley	413.7	414.4
Commitments and contingencies
Shareowner's Deficit
Common stock, $0.01 par value; 100,000,000 shares authorized; 500,000 shares issued and outstanding at March 31, 2003 and December 31, 2002	—	—
Additional paid-in capital	2,859.9	2,879.1
Accumulated deficit	(5,421.9)	(5,440.9)

Total shareowner's deficit	(2,562.0)	(2,561.8)

Total Liabilities and Shareowner's Deficit	$226.7	$239.1

The accompanying notes are an integral part of the financial statements.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(dollars in millions)
(Unaudited)

	Three Months Ended March 31,
	2003	2002
Cash Flows from Operating Activities
Net income (loss)	$11.4	$(2,066.1)
Adjustments to reconcile net income (loss) to cash used in operating activities:
Cumulative effect of change in accounting principle, net of tax	—	2,008.7
Depreciation	2.0	71.7
Amortization	—	6.2
Provision for loss on receivables	4.1	5.8
Deferred income tax benefit	(21.5)	(31.2)
Other, net	(0.9)	0.2
Changes in operating assets and liabilities:
Decrease (increase) in receivables	9.1	(17.6)
Decrease in other current assets	1.5	3.8
(Decrease) increase in accounts payable	2.9	(13.0)
Decrease in accrued and other current liabilities	(8.0)	(11.3)
Decrease in unearned revenue	(33.1)	(30.9)
Decrease in other assets and liabilities, net	0.3	4.8

Net cash used in operating activities	(32.2)	(68.9)

Cash Flows from Investing Activities
Capital expenditures	(0.5)	(26.8)

Net cash used in investing activities	(0.5)	(26.8)

Cash Flows from Financing Activities
Issuance of long-term debt	38.3	106.7
Repayment of long-term debt	(1.4)	(0.5)
Preferred stock dividends paid	—	(12.3)

Net cash provided by financing activities	36.9	93.9

Net increase (decrease) in cash and cash equivalents	4.2	(1.8)
Cash and cash equivalents at beginning of period	2.9	11.6

Cash and cash equivalents at end of period	$7.1	$9.8

The accompanying notes are an integral part of the financial statements.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

1. Description of Business, Liquidity and Accounting Policies

        Description of Business—Broadwing Communications Inc. ("the Company") is an Austin, Texas based provider of communications services. The Company utilizes its advanced optical network consisting of approximately 18,700 route miles to provide broadband transport through private line and indefeasible right of use ("IRU") agreements, Internet services utilizing ATM and frame relay technology, and long-distance services to both wholesale and retail markets. The Company also offers data collocation, web hosting, information technology consulting ("IT consulting") and other services. All of the Company's common shares are owned by Broadwing Inc. ("Broadwing" or "the Parent Company").

        On February 22, 2003, certain of the Company's subsidiaries entered into a definitive agreement to sell substantially all of the assets of the Company for approximately $129.3 million in cash, subject to certain purchase price adjustments, and the assumption of certain liabilities and operating contractual commitments to C III Communications, LLC and CIII Communications Operations, LLC (collectively "C III"). After the completion of the sale the only remaining subsidiaries of the Company with significant operating assets will be Broadwing Technology Solutions Inc., an information technology consulting subsidiary, and Broadwing Telecommunications Inc., a subsidiary whose assets service the long distance business of Cincinnati Bell Any Distance, a wholly owned subsidiary of the Parent Company. The sale is subject to certain closing conditions, including approval by the Federal Communications Commission ("FCC") and relevant state public utility commissions. The Company will retain a 3% interest in the new company. Accordingly, the assets to be sold have been classified as held for sale and the liabilities to be assumed have been classified as liabilities to be assumed in sale as of March 31, 2003 (refer to Note 2).

        Basis of Presentation—The Condensed Consolidated Financial Statements of Broadwing Communications Inc. have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission ("SEC") and, in the opinion of management, include all adjustments necessary for a fair presentation of the results of operations, financial position and cash flows for each period presented.

        The adjustments referred to above are of a normal and recurring nature except for those outlined in Notes 2, 3, 4, 10, and as outlined below. Certain prior year amounts have been reclassified to conform to the current classifications with no effect on financial results. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to SEC rules and regulations.

        The December 31, 2002 Condensed Consolidated Balance Sheet was derived from audited financial statements, but does not include all disclosures required by generally accepted accounting principles. It is suggested that these Condensed Consolidated Financial Statements be read in conjunction with the notes thereto included in the Company's 2002 Annual Report on Form 10-K.

        Basis of Consolidation—The accompanying consolidated financial statements include accounts of the Company and its wholly owned and its majority owned subsidiaries over which it exercises control.

        Liquidity and Financial Resources—The Company is dependent on financing from its Parent Company to fund its operations. Under the terms of the Parent Company's amended bank credit facilities and Senior Subordinated Discount Notes Due 2009 (the "16% notes"), the Parent Company's ability to make future investments in or fund the operations of the Company was limited to $51.2 million as of March 31, 2003. In addition, the Company's cash balance as of March 31, 2003 was

$7.1 million, for total liquidity of $58.3 million. The uncertainty of the Company's available liquidity resulting from these funding constraints has prompted the Company's independent accountants to include a going concern explanatory paragraph in their audit report for the year ended December 31, 2002. The going concern explanatory paragraph means that, in the opinion of the Company's independent accountants, there is substantial doubt about the Company's ability to continue to operate as a going concern. As discussed in Note 2, on February 22, 2003, certain subsidiaries of the Company entered into a definitive agreement to sell substantially all of the assets of the Company to C III, for approximately $129.3 million in cash, subject to certain purchase price adjustments, and the assumption of certain liabilities and operating contractual commitments. In addition, in March 2003, the Parent Company reached an agreement with holders of more than two-thirds of the Company's 12 1/2 percent preferred stock and 9 percent senior subordinated notes to exchange these instruments for common stock of the Parent Company. If the Company is unable to finance its operations through closing of the asset sale and meet its remaining obligations, or if a sale is not consummated, it may be forced to seek protection from its creditors through bankruptcy proceedings.

        Use of Estimates—Preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported. Actual results could differ from those estimates.

        Unbilled Receivables—Unbilled receivables arise from network construction revenue that is recognized under the percentage-of-completion method and from broadband, switched, data and Internet and consulting services rendered but not yet billed. Network construction receivables are billable upon achievement of contractual milestones or upon completion of contracts. As of March 31, 2003 and December 31, 2002, unbilled receivables totaled $70.2 million and $70.8 million, respectively. Unbilled receivables of $50.5 million at March 31, 2003 and December 31, 2002, include both claims and signed change orders related to a construction contract that was terminated during the second quarter of 2002 and is currently in dispute. The Company believes such amounts are valid and collectible receivables. Refer to Note 10 for a detailed discussion of this construction contract.

        Allowance for Uncollectible Accounts Receivable—The Company establishes provisions for uncollectible accounts receivable using both percentages of aged accounts receivable balances to reflect the historical average of credit losses and specific provisions for certain large, potentially uncollectible balances. The Company believes that its allowance for potential losses is adequate based on the methods above. However, if one or more of the Company's larger customers were to default on its accounts receivable obligations or general economic conditions in the United States of America deteriorated, the Company could be exposed to potentially significant losses in excess of the allowance established.

        Property, Plant and Equipment—Property, plant and equipment is recorded at cost, (subject to fair market value adjustments made as part of purchase accounting at the date of the Company's merger with a subsidiary of Cincinnati Bell Inc. in November 1999). Depreciation is provided for using the straight-line method over the estimated useful life of the underlying assets. Repairs and maintenance are charged to expense as incurred. Property, plant and equipment recorded under capital leases are included with the Company's owned assets. Costs associated with uncompleted portions of the network are classified as construction in progress in the accompanying consolidated balance sheets.

        Interest is capitalized as part of the cost of constructing the Company's optical network. Interest capitalized during construction periods is computed by determining the average accumulated expenditures for each interim capitalization period and applying an average interest rate. Total interest capitalized during the first quarter of 2003 and 2002, was $0.1 million and $2.3 million, respectively.

        Goodwill and Indefinite-Lived Intangible Assets—Goodwill represents the excess of the purchase price consideration over the fair value of assets acquired recorded in connection with purchase business combinations. Upon the adoption of Statement of Financial Accounting Standards No. 142, "Goodwill and Other Intangible Assets" ("SFAS 142") on January 1, 2002, the Company recorded a goodwill impairment charge of $2,008.7 million, net of tax, as discussed in Note 3.

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

        Impairment of Long-lived Assets, Other than Goodwill and Indefinite lived Intangibles—The Company reviews the carrying value of long-lived assets, other than goodwill and indefinite lived assets discussed above, when events or changes in circumstances indicate that the carrying amount of the assets may not be recoverable. An impairment loss is recognized when the estimated future undiscounted cash flows expected to result from the use of an asset (or group of assets) and its eventual disposition are less than its carrying amount. An impairment loss is measured as the amount by which the asset's carrying value exceeds its fair value.

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

        Revenue Recognition—Broadband transport service revenue is billed monthly, in advance, with revenue being recognized when earned. Both switched voice and data and Internet product revenue are billed a monthly in arrears, while the revenue is recognized as the services are provided. Revenue from product sales and certain services is generally recognized upon performance of contractual obligations, such as shipment, delivery, installation or customer acceptance.

        Indefeasible right-of-use agreements ("IRU") represent the lease of network capacity or dark fiber and are recorded as unearned revenue at the earlier of the acceptance of the applicable portion of the network by the customer or the receipt of cash. The buyer of IRU services typically pays cash upon execution of the contract, and the associated IRU revenue is then recognized over the life of the agreement as services are provided, beginning on the date of customer acceptance. In the event the buyer of an IRU terminates a contract prior to the contract expiration and releases the Company from the obligation to provide future services, the remaining unamortized unearned revenue is recognized in the period in which the contract is terminated.

        Construction revenue and estimated profits are recognized according to the percentage of completion method on a cost incurred to total costs estimated at completion basis. The method is used because the Company can make reasonably dependable estimates of revenue and costs applicable to various stages of a contract. As the financial reporting of these contracts depends on estimates that are continually assessed throughout the terms of the contracts, revenue recognized is subject to revision as the contracts near completion. Revisions in estimates are reflected in the period in which the facts that give rise to the revision become known and could impact revenue and costs of services and products. Construction projects are considered substantially complete upon customer acceptance. In November 2001, the Company announced its intention to exit the construction business upon completion of one remaining contract as discussed in Note 4. That contract was terminated in 2002 and is currently in dispute as discussed in Note 10.

        Fiber Exchange Agreements—In connection with the development of its optical network, the Company entered into various agreements to exchange fiber usage rights. The Company accounts for agreements with other carriers to either exchange fiber asset service contracts for capacity or services by recognizing the fair value of the revenue earned and expense incurred. Exchange agreements accounted for non-cash revenue and expense, in equal amounts, of approximately $2 million in both the first quarter of 2003 and 2002.

        Income Taxes—The Company's tax provision is based upon the modified separate return method under which an income tax benefit is recorded for losses based upon the potential to be realized by the Company, as well as any affiliated members of the federal income tax consolidated group of the Parent Company. The income-producing members of the consolidated group compensate the Company for losses as they are realized in the consolidated tax return. The income tax provision consists of an amount for taxes currently payable and an expense (or benefit) for tax consequences deferred to future periods. In evaluating the carrying value of its deferred tax assets, the Company considers prior operating results, future taxable income projections of the Parent Company's consolidated group, expiration of tax loss carryforwards, ongoing prudent and feasible tax planning strategies, and other factors.

        Stock-Based Compensation—Employees are eligible to participate in the stock-based compensation plans of the Parent Company. The Company accounts for stock-based compensation plans under the recognition and measurement principles of APB Opinion No. 25, "Accounting for Stock Issued to Employees" ("APB 25"), and related interpretations. Compensation cost is measured under the intrinsic value method. Stock-based employee compensation cost is not reflected in net income (loss), as all options granted under these plans had an exercise price equal to the market value of the underlying common stock on the date of grant. The following table illustrates the effect on net income (loss) if the company had applied the fair value recognition provisions of FASB Statement No. 123, "Accounting for

Stock-Based Compensation" ("SFAS 123"), to stock-based employee compensation in all periods presented.

	Three Months Ended March 31,
(dollars in millions)
	2003	2002
Net income (loss) applicable to common shareowners:
As reported	$11.4	$(2,066.1)
Pro forma compensation expense, net of tax benefits	(4.6)	(3.6)

Total pro forma net loss	$6.8	$(2,069.7)

        The weighted average fair values at the date of grant for the Company options granted to employees were $1.00 and $4.04 for the three months ended March 31, 2003 and 2002, respectively. The fair value disclosures assume that the fair value of option grants was calculated at the date of grant using the Black-Scholes option-pricing model with the following weighted average assumptions:

	Three Months Ended March 31,
	2003	2002
Expected dividend yield	—	—
Expected volatility	35.0%	82.6%
Risk-free interest rate	2.1%	3.9%
Expected holding period—years	3	3

        Recently Issued Accounting Standards—In December 2002, the FASB issued Financial Interpretation No. 46, "Consolidation of Variable Interest Entities" ("FIN 46"). This interpretation of Accounting Research Bulletin No. 51, "Consolidated Financial Statements" ("ARB 51"), addresses consolidation by business enterprises of variable interest entities. ARB 51 requires that an enterprise's consolidated financial statements include subsidiaries in which the enterprise has a controlling financial interest. FIN 46 requires existing unconsolidated variable interest entities to be consolidated by their primary beneficiaries if the entities do not effectively disperse risks among parties involved. FIN 46 is effective in the first fiscal year or interim period beginning after June 15, 2003, for variable interest entities in which an enterprise holds a variable interest that it acquired before February 1, 2003. As the Company does not have any variable interest entities, FIN 46 is expected to have no impact on the Company's consolidated financial statements.

        In March 2003, the Emerging Issues Task Force ("EITF") reached consensus on EITF 00-21, "Accounting for Revenue Arrangements with Multiple Deliverables"("EITF 00-21"). This guidance addresses the determination of whether an arrangement involving multiple deliverables contains more than one unit of accounting. EITF 00-21 is effective for revenue arrangements entered into in fiscal periods beginning after June 15, 2003. EITF 00-21 is not expected to have a material impact on the Company's financial statements.

2. Assets Held for Sale and Liabilities to be Assumed in Sale

        On February 22, 2003, certain subsidiaries of the Company entered into a definitive agreement to sell substantially all of the assets of the Company to C III, for approximately $129.3 million in cash, subject to certain purchase price adjustments, and the assumption of certain liabilities and operating contractual commitments. After the completion of the sale the only remaining subsidiaries of the Company with significant operating assets will be Broadwing Technology Solutions Inc., an information technology consulting subsidiary, and Broadwing Telecommunications Inc., a subsidiary whose assets service the long distance business of Cincinnati Bell Any Distance, a wholly owned subsidiary of the Parent Company. The sale is subject to certain closing conditions, including approval by the Federal Communications Commission ("FCC") and relevant state public utility commissions. The Company will retain a 3% interest in the new company. The Company anticipates the first stage closing of the sale to be completed during the third quarter of 2003.

        The Company classified the assets to be sold to C III as "Assets held for sale" and the liabilities to be assumed by C III as "Liabilities to be assumed in sale" as of the measurement date of March 1, 2003 and such amounts are presented in the Condensed Consolidated Balance Sheet as of March 31, 2003, accordingly. The carrying value of the current and long-lived assets to be purchased totaled $94.4 million and $54.8 million, respectively as of March 31, 2003. The carrying value of the current and long-term liabilities to be assumed totaled $133.7 million and $284.8 million, respectively, as of March 31, 2003. The contractual commitments to be assumed include certain operating contractual commitments that are not included in the balance sheets. In accordance with Financial Accounting Standards No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets" ("SFAS 144"), the property, plant, and equipment of $48.0 million that has been classified as assets held for sale ceased depreciating as of March 1, 2003.

        In connection with the purchase agreement, the Parent Company agreed to deliver a guaranty in favor of the buyers, guaranteeing (1) all payments required to be made by the selling subsidiaries under the purchase agreement and (2) the performance and observance and compliance with all covenants, agreements, obligations, liabilities, representations and warranties of the selling subsidiaries under the purchase agreement. Also, the Parent Company agreed to be jointly and severally liable with the selling subsidiaries for their covenant to (1) (a) retire the 9% Notes and the 12 1/2% Notes or (b) to obtain a consent and/or waiver from holders of the 9% Notes and the 12 1/2% Notes with respect to the sale of its broadband business, in either case on or prior to the first stage closing date and (2) retire or exchange the 12 1/2% Preferred Stock or to obtain any necessary consents and/or waivers from the holders of the 12 1/2% Preferred Stock with respect to the sale of its broadband business, in either case on or prior to the first stage closing date. The Parent Company's liability under its guaranty will not exceed the selling subsidiaries' underlying liability pursuant to the purchase agreement.

        In addition, the Parent Company entered into agreements with C III whereby the Parent Company will continue to market BCI's broadband products to business customers and purchase capacity on its network in order to sell long distance services, under the Cincinnati Bell Any Distance ("CBAD") brand, to residential and business customers in the Greater Cincinnati area market after the closing of the sale. Due to the ongoing cash flows under these arrangements, the sale of the Broadband business does not meet the criteria for presentation as a discontinued operation under SFAS 144.

        Assets held for sale and liabilities to be assumed in sale consist of the following at March 31, 2003:

(dollars in millions)	March 31, 2003
Assets held for sale
Receivables, less allowances of $38.1	$82.8
Materials and supplies	0.4
Prepaid expenses and other current assets	11.2

Current assets held for sale	94.4

Property, plant and equipment, net of accumulated depreciation of $1.6	48.0
Other noncurrent assets	6.8

Noncurrent assets held for sale	54.8

Total assets held for sale	$149.2

Liabilities to be assumed in sale
Short-term debt	$1.5
Accounts payable	63.0
Accrued service cost	10.5
Current portion of unearned revenue and customer deposits	51.3
Other current liabilities	7.4

Current liabilities to be assumed in sale	133.7

Long-term debt, less current portion	0.6
Unearned revenue, less current portion	284.1
Other noncurrent liabilities	0.1

Noncurrent liabilities to be assumed in sale	284.8

Total liabilities to be assumed in sale	$418.5

3. Goodwill and Intangible Assets

        On June 29, 2001 the FASB issued SFAS 142, which required cessation of the amortization of goodwill and indefinite-lived intangible assets and annual impairment testing of those assets. Intangible assets that have finite useful lives continue to be amortized. The Company adopted SFAS 142 on January 1, 2002, as required. The Company completed the initial impairment test during the first quarter of 2002, which indicated that goodwill was impaired as of January 1, 2002 and recorded an impairment charge of $2,008.7 million, net of taxes, effective as of January 1, 2002. The impairment charge is reflected as a cumulative effect of change in accounting principle, net of taxes, in the Consolidated Statements of Operations and Comprehensive Income (Loss). The Company had no goodwill as of March 31, 2003 or December 31, 2002.

        The following table details the components of the carrying amount of intangible assets. Intangible assets subject to amortization expense primarily relate to acquired customer relationships. The

Company adopted SFAS 144, on January 1, 2002 as required. In the fourth quarter of 2002, the Company recorded a non-cash intangible asset impairment charge of $298.3 million (refer to Note 1):

(dollars in millions):	March 31, 2003	December 31, 2002
Intangible assets subject to amortization:
Gross carrying amount	$—	$409.0
Reclassification of assembled workforce
Asset impairment	—	(298.3)
Accumulated amortization	—	(86.7)

Total intangible assets, net	$—	$—

        The estimated intangible asset amortization expense for each of the fiscal years 2003 through 2007 is zero.

4. Restructuring and Other Charges

October 2002 Restructuring Charge

        In October 2002, the Company initiated a restructuring that is intended to reduce annual expenses by approximately $200 million compared to 2002 and enable the business to become cash flow positive. The plan included initiatives to reduce the workforce by approximately 500 positions; reduce line costs by approximately 25% through network grooming, optimization, and rate negotiations; and exit the international wholesale voice business. The Company recorded restructuring charges of $12.8 million, consisting of $7.5 million related to employee separation benefits and $5.3 million related to contractual terminations. As of March 31, 2003, 431 employee separations had been completed which utilized reserves of $6.7 million, all of which was cash expended. The Company expects to substantially complete the plan by June 30, 2003.

        The following table illustrates the activity in this reserve since December 31, 2002:

Type of costs (dollars in millions)	Balance December 31, 2002	Utilizations	Balance March 31, 2003
Employee separations	$2.5	$(1.7)	$0.8
Terminations of contractual obligations	5.3	(0.3)	5.0

Total	$7.8	$(2.0)	$5.8

November 2001 Restructuring Plan

        In November 2001, the Company's management approved restructuring plans which included initiatives to close eight of the Company's eleven data centers; reduce the Company's expense structure; and exit the network construction line of business and other non-strategic operations. In addition, the web hosting operations of a subsidiary of the Parent Company were transferred into a subsidiary of the Company effective January 1, 2002. Total restructuring and impairment costs of $222.0 million were recorded in 2001 related to these initiatives. The $222.0 million consisted of restructuring liabilities in the amount of $73.9 million and related non-cash asset impairments in the amount of $148.1 million. The restructuring charge was comprised of $11.2 million related to involuntary employee separation benefits, $62.4 million related to lease and other contractual terminations and $0.3 million relating to other restructuring charges.

        During the first quarter of 2002, the Company recorded additional restructuring charges of $15.9 million resulting from employee separation benefits and costs to terminate contractual obligations, which were actions contemplated in the original plan for which an amount could not be reasonably estimated at that time. During fourth quarter of 2002, a $1.0 million reversal was made to the restructuring reserve due to a change in estimate related to the termination of contractual obligations. In total, the Company expects this restructuring plan to result in cash outlays of $88.1 million and non-cash items of $148.8 million. The Company expects to complete the plan by December 31, 2005.

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

        The following table illustrates the activity in this reserve since December 31, 2002:

Type of costs (dollars in millions):	Balance December 31, 2002	Utilizations	Balance March 31, 2003
Employee separations	$—	$—	$—
Termination of contractual obligations	32.1	(2.6)	29.5
Other exit costs	—	—	—

Total	$32.1	$(2.6)	$29.5

5. Debt

        Long-term debt and capital lease obligations consist of the following at March 31, 2003 and December 31, 2002:

(dollars in millions)	March 31, 2003	December 31, 2002
Short-term debt:
Intercompany payable to Parent Company, net	$1,501.0	$1,492.7
Short-term notes	2.0	2.6
Capital lease obligations	—	2.2

Total short-term debt	$1,503.0	$1,497.5

Long-term debt:
Bank notes	$223.0	$193.0
9% Senior subordinated notes	46.0	46.0
Capital lease obligations, less current portion	—	0.7
12 1/2% Senior notes	0.8	0.8

Total long-term debt	$269.8	$240.5

Credit Facilities

General

        In November 1999, the Parent Company obtained credit facilities totaling $1.8 billion from a group of lending institutions. The credit facilities were increased to $2.1 billion in January 2000 and again to $2.3 billion in June 2001. Total availability under the credit facilities decreased to $1.825 billion as of December 31, 2002, following a $335 million prepayment of the outstanding term debt facilities in the first quarter of 2002 (resulting from the sale of substantially all of the assets of a subsidiary of the Parent Company), $5 million in scheduled repayments of the term debt facilities and $135 million in scheduled commitment reduction of the revolving credit facility. On March 26, 2003, the Parent Company permanently prepaid $220 million in borrowings under its term and revolving credit facilities and made a $90 million payment under its revolving credit facility with the net cash proceeds from the 16% notes and amended certain terms of its credit facilities.

        As of March 31, 2003, the credit facilities consisted of $644 million in revolving credit maturing on March 1, 2006, having four equal quarterly scheduled commitment reductions during 2005 in an aggregate amount equal to $200 million; $516 million in Term Loan A, maturing in various amounts during 2003 and 2004; and $444 million in Term Loans B and C, maturing in various amounts between 2003 and 2007.

        Pursuant to the amendment obtained in March 2003, future net cash investments or other cash infusions in the Company and its subsidiaries after October 1, 2002, will be limited (subject to certain exceptions) to an aggregate amount not to exceed the sum of (a) $118 million plus (b) the aggregate amount of net cash dividends and distributions paid by the Company and its subsidiaries to the Parent Company after October 1, 2002 plus or minus (c) the net position of the Company and its subsidiaries under the Parent Company's centralized cash management system. As of March 31, 2003, the Parent Company had the ability to invest or otherwise provide an additional $51.2 million in the Company.

Also, corporate separateness covenants require the Parent Company and its other subsidiaries to maintain legal and operational separation between the Company and its subsidiaries.

Use of Credit Facilities

        At March 31, 2003, Broadwing Communications Services Inc. ("BCSI"), a wholly owned subsidiary of the Company, and the Parent Company had drawn approximately $1,322 million from the credit facilities' capacity of $1,604 million, and had outstanding letters of credit totaling $13.1 million, leaving $268.9 million in additional borrowing capacity under its revolving credit facility. Borrowings under the credit facilities have been used to refinance debt and debt assumed as part of the merger with IXC in November 1999 and to fund capital expenditures and other working capital needs.

        Prior to December 2001, the Company relied solely on advances from the Parent Company for funding of its operations and capital program in excess of cash provided by its operating activities. In December 2001, Company's BCSI subsidiary began borrowing funds directly from the Parent Company's credit facility. As of March 31, 2003, the Company had $223.0 million of borrowings under the Company's credit facilities. The amended terms of the credit facilities prohibit any additional credit facility borrowing by BCI and its subsidiaries.

Interest Rates

        Borrowings under the credit facilities bear interest, at LIBOR plus 425 basis points for the revolving credit facility and LIBOR plus 375 basis points for the term facilities.

Maturity and Amortization

        Loans under the Term Loan A facility mature on November 9, 2004, and require payments under a schedule providing for quarterly installments in aggregate annual amounts of $258 million and $258 million in 2003 and 2004, respectively. Loans under the Term Loan B facility mature on December 30, 2006 and require payments under a schedule providing for quarterly installments in aggregate annual principal amounts of $3.1 million, $3.1 million, $3.1 million and $298.5 million in 2003, 2004, 2005 and 2006, respectively. Loans under the Term Loan C facility mature on June 29, 2007 and require payments under a schedule providing for quarterly installments in aggregate annual principal amounts of $1.4 million, $1.4 million, $1.4 million, $67.0 million and $66.3 million in 2003, 2004, 2005, 2006 and 2007, respectively. The revolving credit facility matures on March 1, 2006, with a commitment reduction under a schedule providing for four equal quarterly reductions of $50 million each in 2005 in an aggregate amount equal to $200 million.

Prepayments

        Subject to certain limited exceptions, borrowings under the credit facilities are required to be prepaid in an amount equal to: (1) 75% of excess cash flow (as defined in the credit facilities) for each fiscal year commencing with the fiscal year ended December 31, 2003; (2) 100% of net cash proceeds of certain sales, leases, transfers or other dispositions of assets by the Parent Company or its subsidiaries subject to reinvestment rights in certain cases; (3) 100% of net cash proceeds from the issuance of certain debt obligations by the Parent Company or any Subsidiary Guarantor (as defined in the credit facilities) and (4) 50% of the net cash proceeds from issuances of Broadwing Common Stock or preferred stock to the extent such net cash proceeds exceed $50 million. Voluntary prepayments of borrowings under the credit facilities and voluntary reductions of the unutilized parts of the credit facilities' commitments are, subject to proper notice, permitted at any time.

Guarantees

        The Parent Company and its non-BCI subsidiaries (other than Cincinnati Bell Telephone and certain Cincinnati Bell Wireless subsidiaries) guarantee borrowings made by the Parent Company and the Company under the credit facilities. The Company and its subsidiaries (other than the Mutual Signal subsidiaries) guarantee borrowings by BCSI, but not borrowings by the Parent Company, under the credit facilities.

Security

        Obligations under the financing documents governing the credit facilities are collateralized by perfected first priority pledges and security interests in (1) substantially all of the equity interests of the Parent Company's subsidiaries (other than Cincinnati Bell Wireless LLC and the Company's Mutual Signal subsidiaries) and (2) substantially all of the Parent Company's and each of the Parent Company's subsidiaries, (other than Cincinnati Bell Telephone, Broadwing Communications Real Estate Services, certain Cincinnati Bell Wireless subsidiaries and the Mutual Signal subsidiaries), other tangible and intangible assets, including, without limitation, real property and fixtures, accounts receivable, inventory, contract rights, equipment, intellectual property, general intangibles, investment property and proceeds of the foregoing; except that the assets of the Company and its subsidiaries only secure borrowings by BCSI, but not borrowings by the Parent Company, under the credit facilities.

Covenants

        The financing documents governing the credit facilities contain financial covenants that require certain debt to EBITDA (as defined in the credit facilities), senior secured debt to EBITDA and interest coverage ratios, as well as limit the amount of capital expenditures allowed. The credit facilities also contain restrictive covenants that, among other things, limit the Parent Company's ability to: incur additional debt or liens; pay dividends; repurchase Broadwing Common Stock; sell, lease, transfer or dispose of assets; make investments; and merge with another company. As of March 31, 2003 the Parent Company was in compliance with all of the covenants of the credit facilities.

Events of Default

        The credit facilities provide for events of default customary to facilities of this type, including non-payment of principal, interest or other amounts; incorrectness of representations and warranties in any material respect; violation of covenants; cross-default and cross-acceleration; certain events of bankruptcy or insolvency; certain material judgments; invalidity of any loan or security document; change of control and certain ERISA events.

        The Parent Company's amended and restated credit facilities provide that a bankruptcy or insolvency of the Company or any of its subsidiaries, a judgment against the Company or any of its subsidiaries and breaches by the Company or any of its subsidiaries of the negative covenants would not constitute an event of default with respect to the Parent Company. These terms continue to allow remedies to be exercised against the Company and are treated as events of default of the Company, but not events of default of the Parent Company.

Intercompany Payable to Parent Company

        Intercompany advances payable to the Parent Company totaled $1,501.0 million and $1,492.7 million as of March 31, 2003 and December 31, 2002, respectively. The intercompany note to the Parent Company is payable upon demand and is therefore classified as a current liability. Due to restrictions placed on the Parent Company by its amended credit facilities and the terms of its 16% notes, further investment in the Company is limited to $51.2 million as of March 31, 2003.

9% Senior Subordinated Notes

        In 1998, the Company issued $450.0 million of 9% senior subordinated notes due 2008 ("the 9% notes"). In January 2000, $404.0 million of these 9% notes were redeemed through a tender offer as a result of the change of control provision of the related indenture. Accordingly, $46.0 million of the 9% notes remain outstanding at March 31, 2003. The 9% notes are general unsecured subordinated obligations of the Company and are not guaranteed by the Parent Company. The 9% notes are subordinate in right of payment to all existing and future senior indebtedness of the Company and its subsidiaries. The 9% notes indenture includes a limitation on the amount of indebtedness that the Company can incur based upon the maintenance of either debt to operating cash flow or debt to capital ratios. The 9% indenture also provides that if the Company incurs any additional indebtedness secured by liens on its property or assets that are subordinated to or equal in right of payment with the 9% notes, then the Company must secure the outstanding 9% notes equally and ratably with such indebtedness. As of March 31, 2003, the Company had the ability to incur additional debt under the terms of the 9% indenture. Interest on the 9% notes is payable semi-annually on each April 15 and October 15.

        In March 2003, the Company reached an agreement with holders of more than two-thirds of the 9% notes to exchange these instruments for common stock of the Parent Company. In order to consummate the exchange offer, the Parent Company expects to issue approximately 11.1 million new shares of Broadwing Inc. common stock assuming 100% redemption of the outstanding notes.

Capital Lease Obligations

        The Company leases facilities and equipment used in its operations, some of which are required to be capitalized in accordance with Statement of Financial Accounting Standard No. 13, "Accounting for Leases" ("SFAS 13"). SFAS 13 requires the capitalization of leases meeting certain criteria, with the related asset being recorded in property, plant and equipment and an offsetting amount recorded as a liability. The Company had $2.1 million in total indebtedness relating to capitalized leases as of March 31, 2003, all of which will be assumed by CIII (refer to Note 2).

12 1/2% Senior Notes

        As of March 31, 2003, the Company had outstanding $0.8 million of 12 1/2% senior notes maturing in 2005. The Company intends to call the $0.8 million aggregate principal amount outstanding on or prior to the completion of the sale of the assets to CIII.

Other Short-Term Debt

        The Company maintains a short-term revolving vendor financing arrangement for its Broadwing Technology Solutions subsidiary, which had an outstanding balance of $2.0 million as of March 31, 2003. The Company has the ability to borrow up to $6.0 million under this arrangement, which is secured by an irrevocable $2.0 million letter of credit against the Parent's revolving credit facility. The interest rate charged on the borrowings is variable based on the prime rate and was 6.0% as of March 31, 2003. The agreement expires on June 21, 2003.

6. Redeemable Preferred Stock

        In 1997, the Company issued 300,000 shares of 12 1/2% Junior Exchangeable Preferred Stock ("12 1/2% Preferreds"). The 12 1/2% Preferreds are mandatorily redeemable on August 15, 2009 at a price equal to their liquidation preference of $1,000 a share, plus accrued and unpaid dividends. Through November 15, 1999, dividends on the 12 1/2% Preferreds were being effected through additional shares of the 12 1/2% Preferreds. On November 16, 1999, the Company converted to a cash pay option for these dividends, and subsequently made its first cash payment on February 15, 2000. At March 31, 2003, 395,210 shares of the redeemable preferred stock issue were outstanding with a carrying value of $413.7 million. This preferred stock is not included in shareowner's equity because it is mandatorily redeemable.

        The Company deferred the August 15, 2002, November 15, 2002, February 15, 2003, and May 15, 2003 cash dividend payments on its 12 1/2% preferred stock, in accordance with the terms of the security. Due to the deferred cash dividend payment, the Company conserved approximately $12.4 million in cash during the first quarter of 2003 compared to the first quarter of 2002. The Company continued to accrue the dividend. The status of future quarterly dividend payments on the 12 1/2% preferred stock will be determined quarterly by the Company's board of directors, but the board of directors does not anticipate paying a cash dividend in the foreseeable future.

        In March 2003, the Company reached an agreement with holders of more than two-thirds of its 12 1/2% Preferreds to exchange this preferred stock for common stock of the Parent Company. In order to consummate the exchange offer, the Parent Company expects to issue approximately 14.1 million new shares of Broadwing Inc. common stock assuming 100% redemption of the outstanding instruments. Pursuant to the exchange offer, holders of the 12 1/2% preferred stock who tender their shares will not be paid any accumulated or unpaid dividends.

7. Concentrations of Credit Risk and Major Customers

        The Company may be subject to credit risk due to concentrations of receivables from companies that are communications providers, internet service providers and cable television companies. The Company performs ongoing credit evaluations of customers' financial condition and typically does not require significant collateral.

        Revenue from the Company's ten largest customers accounted for approximately 28% and 36%, of total revenue in the first quarter of 2003 and 2002, respectively. One of the Company's ten largest customers was in Chapter 11 bankruptcy proceedings as of March 31, 2003. Total revenue from this customer approximated 2% of consolidated revenue during the first quarter of 2003. In addition, a significant portion of the Company's revenue is derived from telecommunications carriers. Revenue from telecommunications carriers accounted for 41% and 57%, of total revenue in the first quarter of 2003 and 2002, respectively.

        As discussed in Note 1 and Note 10, the Company had an unbilled account receivable of $50.5 million, as of March 31, 2003, from a single customer that was in dispute.

8. Employee Stock Option Plan

        Prior to the Company becoming a subsidiary of the Parent Company in 1999 (the "Merger"), the Company maintained incentive plans for selected employees. The Company's plans included incentive stock options and non-qualified stock options issued at prices equal to the fair market value of the Company's common stock at the date of grant which expire upon the earlier of 10 years from the date of grant or termination of employment, death, or disability. Effective with the Merger, options outstanding under the Company's plans were converted into options to acquire Broadwing common stock, with the number of shares and exercise price being adjusted in accordance with the exchange ratio of 2.0976 established in the Merger Agreement. All outstanding options under the Company's plans became exercisable and fully vested upon the change in control except for those options issued under the 1998 plan. The majority of options issued under the 1998 plan maintained the original vesting schedule. A few selected option grants to executives became exercisable and fully vested according to their agreements.

        The Company granted 30,400 and 151,750 options to purchase Broadwing Inc. common stock during the three months ended March 31, 2003 and 2002, respectively.

        The following table summarizes the status of Broadwing Inc. common stock options granted to employees of the Company, outstanding at March 31, 2003:

Shares in thousands Range of Exercise Prices		Options Outstanding
	Shares	Weighted Average Remaining Contractual Life in Years	Weighted Average Exercise Price
$1.44 to $9.65	5,070	9.01	$9.20
$9.90 to $16.78	1,059	6.14	$12.80
$17.50 to $35.97	5,235	6.92	$24.20
$36.56 to $38.19	342	6.82	$37.05

Total	11,706	7.75	$20.76

9. Related Party Transactions

        In the ordinary course of business, the Company provides services to and receives services from other wholly owned subsidiaries of the Parent Company. The Company maintains an agency relationship with the Parent Company's CBAD subsidiary, whereby CBAD receives a commission for sales of long distance services made in the Greater Cincinnati, Ohio area. The Company records revenue from such Greater Cincinnati customers, net of the commissions due to CBAD, which are based on market rate margins earned in the resale of switched voice long distance minutes to third parties. Such commissions, which reduced revenue, totaled $5.9 million and $4.9 million in the first quarter of 2003 and 2002, respectively.

        In addition, the Parent Company's Cincinnati Bell Telephone ("CBT") subsidiary markets the Company's broadband services in its Greater Cincinnati franchise area. The Company records revenue from customers in Greater Cincinnati, net of commissions due to CBT, which are equal to approximately 20% of total revenue. Such commissions, which reduced revenue, totaled $2.6 million and $1.4 million in the first quarter of 2003 and 2002, respectively.

        The Parent Company's CBT subsidiary provides access to its local network and provides directory assistance. Total cost of service charged to the Company for these services during the first quarter of 2003 totaled $3.1 million compared to $2.5 million in the first quarter of 2002.

        The Parent Company provides financial and treasury services, planning and financial analysis, corporate communications, human resources support and legal support. The Parent Company bills the Company for services performed on its behalf. These non-cash corporate allocations amounted to $2.0 million in both the first quarter of 2003 and 2002.

        The Parent Company's CBT subsidiary provides accounts payable processing, payroll processing and benefit related services on behalf of the Company. Total fees charged to the Company for these services during the first quarter of 2003 and 2002 were $0.1 million.

        The Company's IT consulting subsidiary provides computer support services for the Parent Company and its subsidiaries. In addition, the IT consulting subsidiary obtains collocation space in CBT's data center facilities and provides subcontracting services for CBT's managed hosting customers.

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

        The Company relies on advances from the Parent Company for the funding of operating and investing activities in excess of cash generated by its own operations. Advances from the Parent Company bear interest at market rates, with the related interest expense being included in "Interest expense" in the Condensed Consolidated Statements of Operations. The average interest rate on these advances during the first quarter of 2003 was approximately 4.56%. The amounts due to the Parent Company upon demand of $1,501.0 million at March 31, 2003 and $1,492.7 million at December 31, 2002 are presented net of the amounts due to or from other subsidiaries of the Parent Company. As of March 31, 2003, the intercompany note from the Parent Company was payable upon demand and was therefore classified as a current maturity of long-term debt.

        The Company's tax provision is based upon the modified separate return method under which an income tax benefit is recorded for losses based upon the potential to be realized by the Company, as well as any affiliated members of the federal income tax consolidated group of the Parent Company. The income-producing members of the consolidated group compensate the Company for losses as they are realized in the consolidated tax return, which amounted to $22.4 million and $52.5 million in the first quarter of 2003 and 2002, respectively.

        The following table summarizes the Company's intercompany commissions, corporate allocations and shared services allocations (dollars in millions):

	Quarter ended March 31,
	2003	2002
Statements of Operations Data:
Commissions paid to CBT, netted against revenue	$2.6	$1.4
Commissions paid to CBAD, netted against revenue	5.9	4.9
Intercompany cost of services	3.1	2.5
Intercompany selling, general and administrative expenses
Corporate allocations	2.0	2.0
Shared service allocations	0.1	0.1
Intercompany interest expense, net of capitalized interest of $0.1 and $2.3, respectively	17.3	13.0
Intercompany credit in lieu of taxes	22.4	52.5

Total intercompany expenses	$53.4	$76.4

	March 31, 2003	December 31, 2002
Balance Sheet Data:
Intercompany payable to Parent Company	$1,501.0	$1,492.7

10. Commitments and Contingencies

Commitments

        The Company has contractual obligations to utilize network facilities from various interexchange and local exchange carriers. These contracts are based on a fixed monthly rate with terms extending on certain contracts through 2021. As of March 31, 2003, the Company had committed to approximately $209.0 million in operating leases related to network utilization. The buyer of substantially all of the Company's assets has agreed to assume capital lease commitments and certain liabilities and operating contractual commitments, including the obligations associated with network utilization, upon the closing of the sale.

Contingencies

        In the normal course of business, the Company is subject to various regulatory proceedings, lawsuits, claims and other matters. Such matters are subject to many uncertainties and outcomes that are not predictable with assurance.

        During 2002 and 2003, a number of putative class action and derivative lawsuits were filed in the United States District Court for the Southern District of Ohio and the Ohio Court of Common Pleas, Hamilton County Division, respectively, on behalf of purchasers of the securities of the Parent Company between January 17, 2001 and May 20, 2002, inclusive (the "Class Period"). The complaints alleged that the Parent Company, its former Chief Executive Officer ("CEO") and its current CEO violated federal securities laws arising out of allegedly issuing material misrepresentations to the market during the Class Period which resulted in artificially inflating the market price of the Parent Company's securities. In a separate action, a number of complaints have been filed in the United States District Court for the Southern District of Ohio on behalf of the Broadwing Retirement Savings Plan and its beneficiaries alleging that the Parent Company and several of its directors violated the Employee Retirement Income Security Act by allegedly exposing the beneficiaries' retirement savings to unreasonable risk of loss and injury. The Parent Company intends to defend these claims vigorously.

        In June 2000, the Company entered into a long-term construction contract to build a 1,550-mile fiber route system. During the second quarter of 2002, the customer alleged a breach of contract and requested the Company to cease all construction activities, requested a refund of $62.0 million in progress payments previously paid to the Company, and requested conveyance of title to all routes constructed under the contract. Subsequently, the Company notified the customer that such purported termination was improper and constituted a material breach under the terms of the contract, causing the Company to terminate the contract. As a result of the contract termination, the Company expensed $13.3 million in both costs incurred under the contract and estimated shutdown costs during the second quarter of 2002. In addition, the Company's balance sheet included $50.5 million in unbilled accounts receivable (including both signed change orders and claims) at March 31, 2003 and December 31, 2002 related to this contract. Based on information available at March 31, 2003, the Company believes it is due significant amounts outstanding under the contract, including unbilled accounts receivable. The Company expects this matter to be resolved through arbitration. The timing and outcome of these issues are not currently predictable. An unfavorable outcome could have a material effect on the financial condition and results of operations of the Company.

11. Subsequent Events

        The Parent Company announced that its name will change to Cincinnati Bell Inc. and the ticker symbol will change to CBB. The Parent Company will begin trading under the new name and ticker symbol on May 27, 2003, following completion of necessary NYSE filings and other notices.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

        Information included in this Quarterly Report on Form 10-Q contains certain forward-looking statements that involve potential risks and uncertainties. The Company's future results could differ materially from those discussed herein. Factors that could cause or contribute to such differences include, but are not limited to, those discussed herein, and those discussed in the Form 10-K for the year ended December 31, 2002. Readers are cautioned not to place undue reliance on these forward-looking statements that speak only as of the date thereof.

        The Company was incorporated under the laws of Delaware in 1999. It has principal executive offices at 1122 Capital of Texas Highway South, Austin, Texas 78746-6426 (telephone number (512) 328-1112). The Parent Company was initially incorporated under the laws of Ohio in 1983 and remains incorporated under the laws of Ohio. It has its principal executive offices at 201 East Fourth Street, Cincinnati, Ohio 45202 (telephone number (513) 397-9900 and website address http://www.broadwing.com). The Parent Company makes available on its website its own and the Company's reports on Form 10-K, 10-Q, and 8-K (as well as all amendments to these reports) as soon as practicable after they have been filed.

        The Company files annual, quarterly and special reports, information statements and other information with the Securities Exchange Commission ("the SEC") under the Exchange Act. These reports and other information filed by the Company may be read and copied at the Public Reference Room of the SEC, 450 Fifth Street, N.W., Room 1024, Washington, D.C. 20549. This information may be obtained at the Public Reference Room by calling the SEC at 1-800-SEC-0330. The SEC also maintains an Internet site that contains reports, proxy statements and other information about issuers, like the Company, which file electronically with the SEC. The address of this site is http://www.sec.gov.

Critical Accounting Policies and Estimates

        The preparation of consolidated financial statements requires the Company to make estimates and judgments that affect the reported amounts of assets, liabilities, revenue and expenses. The Company continually evaluates its estimates, including but not limited to, those related to revenue recognition, bad debts, intangible assets, income taxes, fixed assets, access line costs, restructuring, pensions, other postretirement benefits and contingencies. The Company bases its estimates on historical experience and on various other assumptions that are believed to be reasonable under the facts and circumstances. Actual results may differ from these estimates under different assumptions or conditions.

        The Company believes the following critical accounting policies impact its more significant judgments and estimates used in the preparation of its consolidated financial statements. For a more detailed discussion of the application of these and other accounting policies, refer to Note 1 of the Notes to Condensed Consolidated Financial Statements.

        Revenue Recognition—The Company recognizes revenue as services are provided. Both switched voice and data and Internet product revenue are billed monthly in arrears, while the revenue is recognized as the services are provided. While customers are billed in advance for month-to-month broadband transport services, revenue is recognized as the services are provided. Revenue from product sales is generally recognized upon performance of contractual obligations, such as shipment, delivery, installation or customer acceptance. Indefeasible right-of-use agreements, or IRUs, represent the lease of network capacity or dark fiber and are recorded as unearned revenue at the earlier of the acceptance of the applicable portion of the network by the customer or the receipt of cash. The buyer of IRU services typically pays cash upon execution of the contract, and the associated IRU revenue is then recognized over the life of the agreement as services are provided, beginning on the date of customer acceptance. In the event the buyer of an IRU terminates a contract prior to the contract expiration and releases the Company from the obligation to provide future services, the remaining unamortized unearned revenue is recognized in the period in which the contract is terminated.

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

        Since its merger with the Parent Company in November 1999 ("the Merger"), the Company has not entered into any significant revenue generating fiber exchange agreements. For certain preacquisition fiber exchange agreements with other carriers, the Company recognizes the fair value of revenue earned and the related expense in offsetting amounts over the life of the agreement. In no instances has the Company recognized revenue upon consummation of any such fiber exchange agreements or capitalized any expenses associated therewith.

        Cost of Providing Service—The Company maintains an accrued liability for the cost of circuits leased from other carriers and access minutes of use not yet invoiced in order to appropriately record such costs in the period incurred. The Company determines the estimate of the accrued cost of service liability based on a variety of factors including circuits added or disconnected during the period, expected recovery of disputed amounts and the mix of domestic and international access minutes of use. If the actual amounts recovered from disputes are less than expected or other charges are greater than expected, an additional accrual and related expense could be required.

        Deferred Tax Asset—The Company's tax provision is based upon the modified separate return method under which an income tax benefit is recorded for losses based upon the potential to be realized by the Company, as well as any affiliated members of the federal income tax consolidated group of the Parent Company. As of March 31, 2003, the Company had no net deferred tax assets due to a valuation allowance of $1,170 million. The valuation allowance is necessary due to the uncertainty of the ultimate realization of certain deferred tax assets. The Company evaluates all positive and negative evidence available in determining whether there is reasonable assurance that its deferred tax assets will be realized. In performing this evaluation, the Company considers future taxable income projections, expirations of loss carry forwards and ongoing prudent and feasible tax planning strategies. The Company is pursuing several alternatives and the resolution of uncertainties related to the Company that may result in the realization of these reserved tax assets.

        Allowances for Doubtful Accounts—The Company maintains allowances for doubtful accounts for estimated losses resulting from the inability of its customers to make required payments. The Company determines the estimate of the allowance for doubtful accounts based on a variety of factors including the length of time receivables are past due, the financial health of customers, and historical experience. If the financial condition of the Company's customers were to deteriorate or other circumstances occur that result in an impairment of customers' ability to make payments, additional allowances may be required.

        Depreciation—The Company uses the straight line method to depreciate its property, plant, and equipment. Due to rapid changes in technology, significant judgment is required in determining the estimated useful life of telecommunications plant and equipment. As a result of the agreement to sell substantially all of the Company's assets, $48.0 million of property, plant and equipment was classified as held for sale and is no longer being depreciated as of March 1, 2003, in accordance with Financial Accounting Standards No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets" ("SFAS 144").

        Goodwill and Indefinite-Lived Intangible Assets—Goodwill represents the excess of the purchase price consideration over the fair value of assets acquired recorded in connection with purchase business combinations. Upon the adoption of Statement of Financial Accounting Standards No. 142, "Goodwill and Other Intangible Assets" ("SFAS 142") on January 1, 2002, the Company recorded a goodwill impairment charge of $2,008.7 million, net of tax, as discussed in Note 3 of the Notes to the Condensed Consolidated Financial Statements.

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

        Impairment of Long-lived Assets, Other than Goodwill and Indefinite lived Intangibles—As of March 31, 2003, the Company had fixed assets with a net carrying value of $1.8 million. The Company reviews the carrying value of long-lived assets, other than goodwill and indefinite lived assets discussed above, when events or changes in circumstances indicate that the carrying amount of the assets may not be recoverable. An impairment loss is recognized when the estimated future undiscounted cash flows expected to result from the use of an asset (or group of assets) and its eventual disposition are less than its carrying amount. An impairment loss is measured as the amount by which the asset's carrying value exceeds its estimated fair value.

        During the fourth quarter of 2002, the Company performed an impairment assessment of its long-lived assets. This assessment considered all of the contemplated strategic alternatives for the Company, including a potential sale of assets, using a probability-weighted approach. Based on the analysis, it was determined that the Company's assets were impaired and, accordingly, the Company recorded a $2.2 billion non-cash impairment charge to reduce the carrying value of these assets. Of the total charge, $1,902 million related to tangible fixed assets and $298 million related to finite-lived intangible assets.

        Restructuring—During 2002 and 2001, the Company recorded restructuring charges representing direct costs of exiting certain product lines, including certain contractual lease commitments, and involuntary employee terminations. These charges were recorded in accordance with EITF 94-3 "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (Including Certain Costs Incurred in a Restructuring)" and represent the Company's best estimate of undiscounted liabilities at the date the charges were taken. Adjustments for changes in assumptions are recorded in the period such changes become known. Changes in assumptions, especially as they relate to contractual lease commitments, could have a material effect on the restructuring liabilities and consolidated results of operations.

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

Results of Operations

        A tabular presentation of the Company's financial results for the three months ended March 31, 2003 and 2002 that are referred to in this discussion can be found in the Condensed Consolidated Statements of Operations and Comprehensive Income (Loss) on page 1 of this Report on Form 10-Q. Results for interim periods may not be indicative of the results for the full years.

        The table below presents revenue for groups of similar products and services (dollars in millions):

	Three Months Ended March 31,
(dollars in millions)	2003	2002	$ Change	% Change
Revenue
Broadband transport	$87.2	$108.4	$(21.2)	(20)%
Switched voice services	61.1	85.8	(24.7)	(29)%
Data and Internet	38.3	32.0	6.3	20%
IT consulting	22.5	42.3	(19.8)	(47)%
Other services	1.5	0.5	1.0	200%

Total revenue	$210.6	$269.0	$(58.4)	(22)%

        In comparison to the first quarter of 2002, broadband transport revenue decreased $21.2 million, or 20%, to $87.2 million. The decrease is due to lower dedicated optical and digital circuit revenue as demand from both established and emerging carriers continued to decline. The Company expects the revenue deterioration to continue as carriers groom their networks in an effort to reduce their supply of bandwidth to more closely match demand in the marketplace. Broadband products sold in Cincinnati Bell Telephone's (a subsidiary of the Parent Company) franchise area contributed revenue to the Company of $12.1 million in the first quarter of 2003 compared to $4.6 million in the first quarter of 2002. The Company's largest IRU contract, which contributed $25.9 million to broadband transport revenue and operating income in the first quarter of 2003, will expire in May 2003.

        Switched voice services revenue decreased 29% compared to the first quarter of 2002, from $85.8 million to $61.1 million. The decrease in revenue was substantially the result of the Company's decision to exit the international switched wholesale voice business announced as part of its fourth quarter 2002 restructuring plan. The international switched wholesale voice business accounted for $2.9 million and $19.8 million of revenue during the first quarter of 2003 and 2002, respectively. The remaining revenue decline was driven by a reduction in rates and volume from domestic wholesale voice and retail voice services. Voice long distance marketed by CBAD in Cincinnati and Dayton, Ohio contributed switched voice revenue to the Broadband segment of $10.6 million in the first quarter of 2003 compared to $11.1 million in the first quarter of 2002.

        Data and Internet revenue increased $6.3 million, or 20%, compared to the first quarter of 2002 on the strength of demand for dedicated IP and ATM/frame relay services. These increases were partially offset by an anticipated decrease in revenue related to the exit of the bundled Internet access services.

        IT consulting revenue decreased $19.8 million, or 47%, during the first quarter of 2003 compared to the first quarter of 2002 as hardware sales declined substantially due to general economic conditions and decreases in capital spending by its customers. Revenue from services and hardware sales comprised 31% and 69% of IT consulting revenue in the first quarter of 2003, respectively, compared to 20% and 80% in the first quarter of 2002, respectively.

Costs and Expenses

        Cost of services primarily reflects access charges paid to local exchange carriers and other providers, transmission lease payments to other carriers and costs incurred for network construction projects. In the first quarter of 2003, cost of services and products amounted to $115.4 million, an 18% decrease from the $141.4 million incurred during 2002. These decreases were driven primarily by lower broadband transport revenue and switched voice services revenue and include cost reductions implemented as part of the October 2002 restructuring plan. The decreases were partially offset by an increase in local access charges associated with the Company's continued penetration of enterprise customer accounts.

        Cost of products primarily reflects hardware costs for IT consulting. In the first quarter of 2003, cost of products amounted to $13.7 million, a 56% decrease from $31.1 million in the first quarter of 2002. The decrease was primarily due to the decrease in IT consulting hardware revenue.

        SG&A expenses decreased 10% to $69.7 million in the first quarter of 2003 from $77.3 million a year earlier. The decrease was due primarily to lower employee costs, as headcount as of March 31, 2003 was approximately 620 less than at March 31, 2002. In addition, declines in transmission operating expenses, property taxes, and bad debt contributed to the decrease in SG&A expenses. These decreases were offset by an increase in contract services related to outsourcing of certain invoice processing, an increase in pension expense and a decrease in capitalized overhead costs associated with the completion of the Company's national optical network.

        Depreciation expense of $2.0 million decreased $69.7 million, or 97% in the first quarter of 2003 compared to 2002 as the Company recorded a non-cash impairment charge of $2.2 billion in the fourth quarter of 2002 related to the Company's tangible and intangible assets (refer to Note 1 of the Notes to Condensed Consolidated Financial Statements). Additionally, due to the definitive agreement to sell substantially all of its assets, the assets to be sold were classified as held for sale as of March 1, 2003 and the Company ceased depreciating of assets held for sale in accordance with SFAS 144 (refer to Note 2 of the Notes to Condensed Consolidated Financial Statements). As such, the Company expects an immaterial amount of depreciation expense for the remainder of the year.

        Amortization expense in 2002, which relates to intangible assets acquired in connection with various acquisitions, decreased 100% to zero in the first quarter of 2003 from $6.2 million in the first quarter of 2002. The Company wrote-down approximately $298.3 million of intangible assets in 2002 in association with the $2.2 billion non-cash asset impairment charge discussed in Note 1 of the Notes to the Condensed Consolidated Financial Statements. As such, the Company expects no amortization expense in 2003.

        During the first quarter of 2002, the Company recorded restructuring charges of $15.9 million resulting from employee separation benefits and costs to terminate contractual obligations, which were actions contemplated in the November 2001 restructuring plan for which an amount could not be reasonably estimated at that time. The Company recorded no restructuring charges in the first quarter of 2003. Refer to Note 4 of the Notes to Condensed Consolidated Financial Statements.

        Operating income of $9.8 million was $83.8 million higher than the first quarter of 2002. The increase in operating income was primarily due to the decrease in depreciation and amortization associated with the asset impairment charge of approximately $2.2 billion recorded in the fourth quarter of 2002. In addition, operating income increased in the first quarter of 2003 compared to the same period in 2002, due to restructuring charges in 2002, which did not recur.

        Interest expense of $21.0 million in the first quarter of 2003 increased $6.1 million compared to the first quarter of 2002 due to a decrease in capitalized interest associated with reduced capital spending and an increase in the Company's direct borrowings from the Parent Company's credit facilities. A detailed discussion of indebtedness is presented in Note 5 of the Notes to Condensed Consolidated Financial Statements.

        The Company had an income tax benefit of $21.5 million in the first quarter of 2003 compared to a benefit of $31.2 million recorded in the same period in 2002, due to an increase in income before taxes offset by the recording of a benefit related to a reduction in the deferred tax asset valuation allowance.

        Effective January 1, 2002, the Company recorded a $2,008.7 million expense as a cumulative effect of a change in accounting principle, net of taxes, related to the adoption of SFAS 142. The write down of goodwill was related to the fair value of goodwill associated with the Merger. Refer to Note 3 of the Notes to Consolidated Financial Statements for a detailed discussion of the adoption of SFAS 142.

        The Company reported a net income of $11.4 million in the first quarter of 2003 compared to a loss of $2,066.1 million in the same period of 2002. The increase in the net income is due to the goodwill impairment charge of approximately $2,008.7 million, net of tax, in the first quarter of 2002, not repeated in 2003 and the decrease in depreciation, amortization and restructuring charges noted above.

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

Financial Condition

Capital Investment, Resources and Liquidity

        The Company is dependent on financing from the Parent Company to fund its operations. The Parent Company's bank credit facilities and senior subordinated discount notes restrict the amount of financing available to the Company from the Parent Company. As of March 31, 2003, the Parent Company had the ability to invest an additional $51.2 million in the Company to fund operations and extinguish remaining obligations based on these provisions. In addition, the Company's cash balance as of March 31, 2003 was $7.1 million, for total liquidity of $58.3 million. The uncertainty of the Company's available liquidity resulting from these funding constraints has prompted the Company's independent accountants to include a going concern explanatory paragraph in their audit report issued in conjunction with the Company's annual report on Form 10-K for the year ended December 31, 2002. The going concern explanatory paragraph means that, in the opinion of the Company's independent accountants, there is substantial doubt about the Company's ability to continue to operate as a going concern.

        On February 22, 2003, certain subsidiaries of the Company entered into a definitive agreement to sell substantially all of the assets of the Company for approximately $129.3 million in cash, subject to certain purchase price adjustments, and the assumption of certain operating contractual commitments to C III Communications, LLC and CIII Communications Operations, LLC (collectively "C III"). After the completion of the sale the only remaining subsidiaries of the Company with significant operating assets will be Broadwing Technology Solutions Inc., an information technology consulting subsidiary, and Broadwing Telecommunications Inc., a subsidiary whose assets service the long distance business of Cincinnati Bell Any Distance, a wholly owned subsidiary of the Parent Company. The sale is subject to certain closing conditions, including approval by the Federal Communications Commission ("FCC") and relevant state public utility commissions. The Company will retain a 3% interest in the new company. If the Company is unable to finance its operations through the closing of the asset sale and meet its remaining obligations, or if a sale is not consummated, it may be forced to seek protection from its creditors through bankruptcy proceedings.

        In connection with the purchase agreement, the Parent Company agreed to deliver a guaranty in favor of the buyers, guaranteeing (1) all payments required to be made by the selling subsidiaries under the purchase agreement and (2) the performance and observance and compliance with all covenants, agreements, obligations, liabilities, representations and warranties of the selling subsidiaries under the purchase agreement. Also, the Parent Company agreed to be jointly and severally liable with the selling subsidiaries for their covenant to (1) (a) retire the 9% Notes and the 12 1/2% Notes or (b) to obtain a consent and/or waiver from holders of the 9% Notes and the 12 1/2% Notes with respect to the sale of its broadband business, in either case on or prior to the first stage closing date and (2) retire or exchange the 12 1/2% Preferred Stock or to obtain any necessary consents and/or waivers from the holders of the 12 1/2% Preferred Stock with respect to the sale of its broadband business, in either case on or prior to the first stage closing date. The Parent Company's liability under its guaranty will not exceed the selling subsidiaries' underlying liability pursuant to the purchase agreement.

        In March 2003, the Parent Company entered into a supplemental indenture amending certain terms governing its Convertible Subordinated Notes Due 2009. The supplemental indenture allows for the sale of substantially all of the assets of the Company, provides that a bankruptcy of the Company would not constitute an event of default, amends the definition of change in control by increasing the ownership threshold deemed to be a change in control from 20% of outstanding shares to 45% of outstanding shares and includes covenants restricting the ability of the Parent Company to incur debt and consummate certain asset dispositions. The supplemental indenture also increases the paid-in-kind interest by 2 1/4% from March 2003 through redemption in July 2009, resulting in a per annum interest rate of 9%. Interest expense will be paid in cash semi-annually on January 21 and July 21 of each year at a rate of 6 3/4% per annum, commencing on January 21, 2005. The additional 2 1/4% will accrete, or be added to the principal balance, through the redemption date in July 2009.

        In March 2003, the Company reached an agreement with holders of more than two-thirds of the its 12 1/2% preferred stock and 9% senior subordinated notes to exchange these instruments for common stock of the Parent Company. In order to consummate the exchange offers, the Parent Company expects to issue approximately 25.2 million new shares of Broadwing Inc. common stock assuming 100% redemption of the outstanding instruments, which represents an increase of 11.5 percent in the number of outstanding shares.

        On March 26, 2003, the Parent Company received $350 million of gross cash proceeds form the issuance of Senior Subordinated Discount Notes Due 2009 (the "16% notes"). Proceeds from the 16% notes, net of fees, were used to pay down borrowings under the Parent Company's credit facilities. Interest on the 16% notes will be payable semi-annually on June 30 and December 31, whereby 12% is paid in cash and 4% is accreted on the aggregate principal amount. In addition, purchasers of the 16% notes received 17.5 million common stock warrants, each to purchase one share of Broadwing Inc. common stock at $3.00 each, which will expire in 2013.

        In the first quarter of 2003, the Parent Company's credit facilities were amended and restated ("Amended and Restated Credit Agreement") to, among other things, extend the revolving commitment, revise the financial covenants, accelerate a portion of term debt, increase interest rate spreads and allow for the sale of substantially all of the assets of the Company. As a result of the terms of the amendment the total borrowing capacity decreased from $1.825 billion as of December 31, 2002 to approximately $1.604 billion as of March 31, 2003 due to $1 million of scheduled repayments of the term debt facilities and a $220 million permanent payment of the outstanding term debt and revolving credit facility using the proceeds from the 16% notes. As of March 31, 2003 the amended credit facility availability consisted of $644 million in revolving credit maturing on March 1, 2006, and having four equal quarterly scheduled commitment reductions during 2005 in an aggregate amount equal to $200 million, $516 million in term loans, maturing in various amounts during 2003 and 2004, and $444 million in term loans, maturing in various amounts between 2003 and 2007.

        As discussed above, the 16% notes and Amended and Restated Credit Agreement contain certain financial and non-financial covenants, including restrictions on the Parent Company's ability to make investments in the Company. Specifically, the Parent Company and its other subsidiaries may not make investments in or fund the operations of the Company beyond an aggregate amount of $118.0 million after October 1, 2002. This restriction does not apply to guarantees by the Parent Company of the Company's borrowings under the credit facilities, liens on assets of the Parent Company securing the Company's borrowings under the credit facilities, scheduled interest payments made or guaranteed by the Parent Company in respect of the Company's borrowings under the credit facilities, and certain other items. As of March 31, 2003, the Parent Company had the ability to invest an additional $51.2 million in the Company to fund operations and extinguish remaining obligations based on these provisions. In addition, the Company's cash balance as of March 31, 2003 was $7.1 million, for total liquidity of $58.3 million. If the Company is unable to finance its operations through the closing of the asset sale and meet its remaining obligations, or if a sale is not consummated, it may be forced to seek protection from its creditors through bankruptcy proceedings.

        At March 31, 2003, the Parent Company had drawn approximately $1.322 billion from the credit facilities, of which, $223 million had been drawn directly by the Company. Borrowings under the credit facilities have been used by the Parent Company to refinance its debt and debt assumed as part of the Merger, and fund its capital investment program and working capital needs. The amount refinanced included approximately $404 million borrowed in order to redeem a large portion of the outstanding 9% Senior Subordinated Notes assumed during the Merger as part of a tender offer and $391 million in outstanding debt of IXC.

        Prior to December 2001, the Company relied solely on advances from the Parent Company for funding of its operations in excess of cash provided by its own operations. In December 2001, the Company began borrowing funds directly from the Parent Company's credit facility. Of the $1.322 billion, which had been borrowed under the credit facility by the Parent Company as of March 31, 2003, $223 million had been borrowed directly by the Company. Intercompany advances payable to the Parent Company, totaled $1,501.0 million and $1,492.7 million as of March 31, 2003 and December 31, 2002, respectively.

        Upon completion of the amendment to the credit facilities in March 2003, interest rates charged on borrowings from the revolving credit facility increased to 425 basis points above LIBOR, or 5.53%, and 375 basis points above LIBOR, or 5.03%, for term debt borrowings. The banking fees applied to the unused amount of revolving credit facility borrowings increased to 62.5 basis points.

        The Parent Company is subject to financial covenants in association with the credit facilities. These financial covenants require that the Parent Company maintain certain debt to EBITDA (as defined in the Amended and Restated Credit Agreement), senior secured debt to EBITDA and interest coverage ratios, as well as limit its capital expenditures. The facilities also contains certain covenants which, among other things, may restrict the Parent Company's ability to incur additional debt or liens, pay dividends; repurchase Broadwing Common Stock, sell, transfer, lease, or dispose of assets and make investments or merge with another company. If the Parent Company were to violate any of its covenants and was unable to obtain a waiver, it would be considered a default. If the Parent Company were in default on its credit facilities, no additional borrowings under the credit facilities would be available until the default was waived or cured. The Parent Company was in compliance with all covenants set forth in its credit facilities and the indentures governing its other debt as of March 31, 2003.

        The Parent Company does not have any downgrade triggers that would accelerate the maturity dates of its debt or increase the interest rate on its debt. However, further downgrades of the Company's credit rating could adversely impact the cost of future debt facilities. Upon issuance of the 16% notes on March 26, 2003, which replaced variable rate indebtedness with fixed rate indebtedness, a 1% increase in the average borrowing rate would result in approximately $16 million in incremental interest expense. Due to the Parent Company's credit rating, which is below Baa3 and BBB- as rated by Moody's and Standard & Poor's, respectively, the Parent Company is obligated by covenants of its credit facilities to use 75% of any annual excess cash flows, as defined in its March 2003 Amended and Restated Credit Agreement, to permanently reduce its outstanding borrowings subject to certain limited exceptions. If the Parent Company is unable to meet the covenants of its various debt agreements, the payment of the underlying debt could be accelerated. Additionally, the Parent Company is currently obligated by its credit facilities to use the net cash proceeds received from certain asset sales or issuances of debt by the Parent Company or any of its subsidiaries to reduce its outstanding borrowings.

        As part of the November 2001 Restructuring Plan, the Company announced its intention to exit several data centers, reduce network costs and consolidate office space. To the extent the Company can sublease or negotiate lease terminations, contractual obligations could decrease. During 2002, the Company negotiated contract terminations, which reduced future commitments by approximately $90 million. The buyer of substantially all of the Company's assets, C III, has agreed to assume capital lease commitments and certain operating contractual commitments, including the network related commitments, upon closing of the sale.

        The Company deferred the August 15, 2002, November 15, 2002, February 15, 2003, and May 15, 2003 cash dividend payments on its 12 1/2% preferred stock, in accordance with the terms of the security. Due to the deferred cash dividend payment, the Company conserved approximately $12.4 million in cash during the first quarter of 2003 compared to the first quarter of 2002. The Company continued to accrue the dividend. The status of future quarterly dividend payments on the 12 1/2% preferred stock will be determined quarterly by the Company's board of directors, but the board of directors does not anticipate paying a cash dividend in the foreseeable future.

Balance Sheet

        The following comparisons are relative to December 31, 2002.

        The change in cash and cash equivalents is explained in the cash flow discussion below. The decrease in accounts receivable of $95.9 million was primarily the result of $82.8 million of receivables reclassified as assets held for sale and a decrease in revenue. The decrease of $52.9 million in net property, plant and equipment was primarily due to the reclassification of $48.0 million of assets to assets held for sale.

        Accounts payable decreased $58.6 million, or 93%, primarily due the reclassification of $63.0 million to liabilities to be assumed in sale. The decrease in accrued service cost of $32.7 million was substantially due to the reclassification to liabilities to be assumed in sale. The decrease in current unearned revenue of $77.8 million was primarily due to the reclassification of $51.3 million to liabilities to be assumed in sale and amortization of an IRU contract that will expire in May 2003. The decrease in unearned revenue less current portion of $290.7 million was substantially due to the reclassification of $284.1 million to liabilities to be assumed in sale.

        The increase in long-term debt of $29.3 million was primarily due to additional borrowings to fund the Company's working capital needs and is further explained in the preceding discussion of capital investment, resources and liquidity and in the cash flow discussion below. Please refer to Note 5 of the Notes to Condensed Consolidated Financial Statements for a detailed discussion of indebtedness.

Cash Flow

        Cash used in operating activities totaled $32.2 million in the first quarter of 2003 compared to $68.9 million in the first quarter of 2002, due to a reduction in capital working needs.

        The Company's investing activities for the first three months of 2003 consisted of capital expenditures of $0.5 million, 98% lower than the $26.8 million of capital expenditures in the first three months of 2002. The reduction in capital expenditures is the result of the completion of the optical overbuild of the national network.

        Cash provided by financing activities decreased $57.0 million, as the Company relied less on external financing to fund its operations and reduced capital program. Additionally, as a result of the Company's decision to defer the February 15, 2003 cash dividend payment on its 12 1/2% preferred stock, the Company conserved approximately $12.4 million in cash during the first quarter of 2003 compared to the first quarter of 2002. Refer to Note 6 of the Notes to Condensed Consolidated Financial Statements.

        As of March 31, 2003, the Company held approximately $7.1 million in cash and cash equivalents. In addition to cash on hand, the primary sources of cash will be cash generated by operations and borrowings from the Parent Company limited to $51.2 million. The primary uses of cash will be for funding the maintenance of the network, working capital and operating losses.

Commitments and Contingencies

Commitments

        The Company has contractual obligations to utilize network facilities from various interexchange and local exchange carriers. These contracts are based on a fixed monthly rate with terms extending on certain contracts through 2021. As of March 31, 2003, the Company had committed to approximately $209.0 million in operating leases related to network utilization. The buyer of substantially all of the Company's assets has agreed to assume capital lease commitments and certain liabilities and operating contractual commitments, including the obligations associated with network utilization, upon the closing of the sale.

Contingencies

        In the normal course of business, the Company is subject to various regulatory proceedings, lawsuits, claims and other matters. Such matters are subject to many uncertainties and outcomes that are not predictable with assurance.

        During 2002 and 2003, a number of putative class action and derivative lawsuits were filed in the United States District Court for the Southern District of Ohio and the Ohio Court of Common Pleas, Hamilton County Division, respectively, on behalf of purchasers of the securities of the Parent Company between January 17, 2001 and May 20, 2002, inclusive (the "Class Period"). The complaints alleged that the Parent Company, its former Chief Executive Officer ("CEO") and its current CEO violated federal securities laws arising out of allegedly issuing material misrepresentations to the market during the Class Period which resulted in artificially inflating the market price of the Parent Company's securities. In a separate action, a number of complaints have been filed in the United States District Court for the Southern District of Ohio on behalf of the Broadwing Retirement Savings Plan and its beneficiaries alleging that the Parent Company and several of its directors violated the Employee Retirement Income Security Act by allegedly exposing the beneficiaries' retirement savings to unreasonable risk of loss and injury. The Parent Company intends to defend these claims vigorously.

        In June 2000, the Company entered into a long-term construction contract to build a 1,550-mile fiber route system. During the second quarter of 2002, the customer alleged a breach of contract and requested the Company to cease all construction activities, requested a refund of $62.0 million in progress payments previously paid to the Company, and requested conveyance of title to all routes constructed under the contract. Subsequently, the Company notified the customer that such purported termination was improper and constituted a material breach under the terms of the contract, causing the Company to terminate the contract. As a result of the contract termination, the Company expensed $13.3 million in both costs incurred under the contract and estimated shutdown costs during the second quarter of 2002. In addition, the Company's balance sheet included $50.5 million in unbilled accounts receivable (including both signed change orders and claims) at March 31, 2003 and December 31, 2002 related to this contract. Based on information available at March 31, 2003, the Company believes it is due significant amounts outstanding under the contract, including unbilled accounts receivable. The Company expects this matter to be resolved through arbitration. The timing and outcome of these issues are not currently predictable. An unfavorable outcome could have a material effect on the financial condition and results of operations of the Company.

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

ITEM 4. CONTROLS AND PROCEDURES

        Within the 90 days prior to the date of this report, the Company carried out an evaluation, under the supervision and with the participation of the Company's management, including the Company's Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures pursuant to Exchange Act Rule 13a-14. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company's disclosure controls and procedures are effective. The Company's disclosure controls and procedures are effective in timely alerting them to material information relating to the Company (including its consolidated subsidiaries) required to be included in the Company's periodic Securities and Exchange Commission filings. No significant deficiencies or material weaknesses were identified in the evaluation and therefore, no corrective actions were taken. There were no significant changes in the Company's internal controls or in other factors that could significantly affect these controls subsequent to the date of their evaluation.

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

        The information required by this Item is included in Note 10 of the Notes to Condensed Consolidated Financial Statements on page 22 of this quarterly report.

ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS

        On March 26, 2003, the Parent Company received $350 million of gross cash proceeds from the issuance of Senior Subordinated Discount Notes Due 2009 (the "16% notes"). Proceeds from the 16% notes, net of fees, were used to pay down borrowings under the Parent Company's credit facilities. Interest on the 16% notes will be payable semi-annually on June 30 and December 31, whereby 12% is paid in cash and 4% is accreted on the aggregate principal amount. In addition, purchasers of the 16% notes received 17.5 million common stock warrants, each to purchase one share of Broadwing Inc. common stock at $3.00 each, which will expire in 2013.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

        None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

        None.

ITEM 5. OTHER INFORMATION

        At the Parent Company's annual shareholder meeting on April 29, 2003 the Parent Company announced that it would change its name to Cincinnati Bell Inc. and trade under the ticker symbol "CBB". The Parent Company will begin trading under the new name and ticker symbol on May 27, 2003, following completion of necessary NYSE filings and other notices.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

        Exhibits identified in parenthesis below, on file with the Securities and Exchange Commission ("SEC") are incorporated herein by reference as exhibits hereto:

(a)	Exhibits.
2.1
Agreement and Plan of Merger dated as of July 20, 1999, among Cincinnati Bell Inc., IXC Communications, Inc. and Ivory Merger Inc. (incorporated by reference to Exhibit 2.1 of Cincinnati Bell Inc.'s Form 8-K dated July 22, 1999 and filed with the SEC on July 23, 1999).
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

4.1
Indenture dated as of October 5, 1995, by and among IXC Communications, Inc., on its behalf and as successor-in-interest to I-Link Holdings, Inc. and IXC Carrier Group, Inc., each of IXC Carrier, Inc., on its behalf and as successor-in-interest to I-Link, Inc., CTI Investments, Inc., Texas Microwave Inc. and WTM Microwave Inc., Atlantic States Microwave Transmission Company, Central States Microwave Transmission Company, Telecom Engineering, Inc., on its behalf and as successor-in-interest to SWTT Company and Microwave Network, Inc., Tower Communication Systems Corp., West Texas Microwave Company, Western States Microwave Transmission Company, Rio Grande Transmission, Inc., IXC Long Distance, Inc., Link Net International, Inc. (collectively, the "Guarantors"), and IBJ Schroder Bank & Trust Company, as Trustee (the "Trustee"), with respect to the 12 1/2% Series A and Series B Senior Notes due 2005 (incorporated by reference to Exhibit 4.1 of IXC Communications, Inc.'s and each of the Guarantor's Registration Statement on Form S-4 filed with the SEC on April 1, 1996 (File No. 333-2936) (the "S-4")).
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
4.5
Indenture dated as of August 15, 1997, between IXC Communications, Inc. and The Bank of New York (incorporated by reference to Exhibit 4.2 of IXC Communications, Inc.'s Current Report on Form 8-K dated August 20, 1997, and filed with the SEC on August 28, 1997 (the "8-K").
4.6
First Supplemental Indenture dated as of October 23, 1997, among IXC Communications, Inc., the Guarantors, IXC International, Inc. and IBJ Shroder Bank & Trust Company (incorporated by reference to Exhibit 4.13 of IXC Communications, Inc.'s Annual Report on Form 10-K for the year ended December 31, 1997, and filed with the SEC on March 16, 1998 (the "1997 10-K").
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
4.9
Fourth Supplemental Indenture dated as of April 3, 1998, among IXC Communications, Inc., the Guarantors, IXC Internet Services, Inc., IXC International, Inc., and IBJ Schroder Bank & Trust Company (incorporated by reference to Exhibit 4.15 of IXC Communications, Inc.'s Registration Statement on Form S-3 filed with the SEC on May 12, 1998 (File No. 333-52433).
4.10	Indenture dated as of April 21, 1998, between IXC Communications, Inc. and IBJ Schroder Bank & Trust Company, as Trustee (incorporated by reference to Exhibit 4.3 of the April 22, 1998 8-K).

10.1
Credit Agreement dated as of November 9, 1999, amended and restated as of March 26, 2003, among Broadwing Inc. (f/k/a Cincinnati Bell) and Broadwing Communications Services Inc. (f/k/a IXC Communications Services, Inc.) as Borrowers, the Initial Lenders, Initial Issuing Banks and Swing Line Banks named therein, Bank of America, N.A. as Syndication Agent, Citicorp USA, Inc. as Administrative Agent, Credit Suisse First Boston and The Bank of New York, as Co-Documentation Agents, PNC Bank, N.A., as Agent and Salomon Smith Barney Inc. and Banc of America Securities LLC, as Joint Lead Arrangers and Joint Book Managers. (Exhibit 10.1 to Form 10-K for the year ended December 31, 2002, File No. 1-8519).
10.2		IRU Agreement dated as of November 1995 between MCI (formally WorldCom, Inc.) and IXC Carrier, Inc. (incorporated by reference to Exhibit 10.11 of Amendment No. 1 to the S-4).
10.3
Asset Purchase Agreement among Broadwing Communications Services Inc. and CIII Communications dated as of February 22, 2003. (Exhibit (99)(i) to Form 8-K, date of report February 28, 2003, File No. 1-15307)
10.4
Indenture dated as of March 26, 2003, by and among Broadwing Inc., as Issuer, Cincinnati Bell Public Communications Inc., ZoomTown.com Inc, Cincinnati Bell Any Distance Inc., Cincinnati Bell Telecommunications Services Inc., Broadwing Financial LLC, Cincinnati Bell Wireless Company, Cincinnati Bell Wireless Holdings LLC and Broadwing Holdings Inc. as Guarantors, and The Bank of New York, as trustee, in connection with $350,000,000 of Broadwing Inc. Senior Subordinated Discount Notes Due 2009. (Exhibit 10.4 to Form 10-K for the year ended December 31, 2002, File No. 1-8519).
99.1	+	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
99.2	+	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
99.3
Exchange and Voting Agreement, dated as of March 24, 2003, by and among Broadwing Inc., and the beneficial owners of (or investment managers or advisors for accounts or funds that own) the 9% Senior Subordinated Notes due 2008 of Broadwing Communications Inc., a subsidiary of the Company. (Exhibit 99.3 to Form 10-K for the year ended December 31, 2002, File No. 1-8519).
99.4
Exchange and Voting Agreement, dated as of March 24, 2003, by and among Broadwing Inc., and the beneficial owners of (or investment managers or advisors for accounts or funds that own) the 12 1/2% Series B Junior Exchangeable Preferred Stock due 2009 of Broadwing Communications Inc., a subsidiary of the Company. (Exhibit 99.4 to Form 10-K for the year ended December 31, 2002, File No. 1-8519).

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

BROADWING COMMUNICATIONS INC.
May 15, 2003	By:	/s/ THOMAS L. SCHILLING Thomas L. Schilling Chief Financial Officer

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

4.
The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a.
designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared

b.
evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

c.
presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.
The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

a.
all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

b.
any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6.
The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: May 15, 2003	/s/ KEVIN W. MOONEY Kevin W. Mooney Chief Executive Officer

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

4.
The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a.
designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared

b.
evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

c.
presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.
The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

a.
all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

b.
any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6.
The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: May 15, 2003	/s/ THOMAS L. SCHILLING Thomas L. Schilling Chief Financial Officer

Exhibit 99.1

CERTIFICATION PURSUANT TO
18 U.S.C. SECTION 1350,
AS ADOPTED PURSUANT TO
SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

        In connection with the Quarterly Report of Broadwing Communications Inc. (the "Company") on Form 10-Q for the period ending March 31, 2003 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Kevin W. Mooney, Chief Executive Officer of the Company, certify, pursuant to 18 U.S.C. § 1350, as adopted pursuant to § 906 of the Sarbanes-Oxley Act of 2002, that to my knowledge:

  (1)
  The Report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

  (2)
  The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company

/s/ Kevin W. Mooney Kevin W. Mooney Chief Executive Officer May 15, 2003