Form 10-Q
period 2003-06-30
BROADWING COMMUNICATIONS INC
filed 2003-08-14
CIK 1009532

Use these links to rapidly review the document
TABLE OF CONTENTS

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2003
OR
☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from to

Commission File Number 0-20803

BRCOM INC.

Incorporated under the laws of the State of Delaware

201 East Fourth Street, Cincinnati, Ohio 45202

I.R.S. Employer Identification Number 74-2644120

Telephone - Area Code (512) 397-9900

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

        The number of shares of Preferred Stock outstanding was 395,210 on July 31, 2003.

TABLE OF CONTENTS

PART I. Financial Information

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)
(dollars in millions)
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2003	2002	2003	2002
Revenue
Service revenue	$157.2	$249.7	$352.2	$480.3
Product revenue	17.4	28.5	33.0	66.8

Total revenue	174.6	278.2	385.2	547.1
Costs, expenses, gains and losses
Cost of services (excluding depreciation of $0.0, $60.8, $1.6 and $115.7, included below)	158.2	152.2	271.8	291.5
Cost of products	13.7	25.0	29.1	57.9
Selling, general and administrative	51.9	77.3	121.7	154.6
Depreciation	0.2	71.8	2.2	143.4
Amortization	—	6.2	—	12.4
Restructuring	(3.4)	—	(3.4)	15.9
Asset impairments and other	(1.1)	—	(1.1)	—
Gain on sale of assets	(299.0)	—	(299.0)	—

Total operating costs, expenses, gains and losses	(79.5)	332.5	121.3	675.7

Operating income (loss)	254.1	(54.3)	263.9	(128.6)
Interest expense	23.5	17.6	44.5	32.5
Other expense (income), net	(0.2)	0.3	(1.3)	(0.3)

Loss from continuing operations before income taxes and cumulative effect of change in accounting principle	230.8	(72.2)	220.7	(160.8)
Income tax benefit	(20.9)	(25.3)	(42.4)	(56.5)

Income (loss) from continuing operations before cumulative effect of change in accounting principle	251.7	(46.9)	263.1	(104.3)
Cumulative effect of change in accounting principle, net of taxes of $5.8	—	—	—	(2,008.7)

Net income (loss)	$251.7	$(46.9)	$263.1	$(2,113.0)

Other comprehensive income (loss), net of tax
Total other comprehensive income (loss)	—	—	—	—

Comprehensive income (loss)	$251.7	$(46.9)	$263.1	$(2,113.0)

The accompanying notes are an integral part of the financial statements.

CONDENSED CONSOLIDATED BALANCE SHEETS
(dollars in millions, except per share amounts)
(Unaudited)

	June 30, 2003	December 31, 2002
Assets
Current Assets
Cash and cash equivalents	$2.0	$2.9
Receivables, net of allowances of $52.6 and $32.8	30.1	162.0
Prepaid expenses and other current assets	4.9	12.5
Assets held for sale	12.3	—

Total current assets	49.3	177.4
Property, plant and equipment, net of accumulated depreciation of $0.8 and $0.0	2.6	54.7
Other noncurrent assets	3.0	7.0

Total Assets	$54.9	$239.1

Liabilities and Shareowner's Deficit
Current Liabilities
Short-term debt	$3.3	$4.8
Intercompany payable to Parent Company, net	1,536.3	1,492.7
Accounts payable	22.2	62.8
Accrued service cost	—	32.7
Accrued taxes	51.6	52.0
Accrued restructuring	23.5	39.9
Dividends payable	55.6	30.9
Current portion of unearned revenue and customer deposits	0.1	77.8
Other current liabilities	32.0	28.7

Total current liabilities	1,724.6	1,822.3
Long-term debt, less current portion	207.2	240.5
Unearned revenue, less current portion	—	290.7
Other noncurrent liabilities	32.1	33.0

Total liabilities	1,963.9	2,386.5
12 1/2% Junior Exchangeable Preferred Stock; $.01 par value; authorized—3,000,000 shares of all classes of preferred stock; 395,210 shares issued and outstanding and aggregate liquidation preference of $450.8 and $426.1, respectivley	413.0	414.4
Commitments and contingencies
Shareowner's Deficit
Common stock, $0.01 par value; 100,000,000 shares authorized; 500,000 shares issued and outstanding at June 30, 2003 and December 31, 2002	—	—
Additional paid-in capital	2,848.2	2,879.1
Accumulated deficit	(5,170.2)	(5,440.9)

Total shareowner's deficit	(2,322.0)	(2,561.8)

Total Liabilities and Shareowner's Deficit	$54.9	$239.1

The accompanying notes are an integral part of the financial statements.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(dollars in millions)
(Unaudited)

	Six Months Ended June 30,
	2003	2002
Cash Flows from Operating Activities
Net income (loss)	$263.1	$(2,113.0)
Adjustments to reconcile net income (loss) to cash used in operating activities:
Cumulative effect of change in accounting principle, net of taxes	—	2,008.7
Depreciation	2.2	143.4
Amortization	—	12.4
Provision for loss on receivables	6.9	15.9
Deferred income taxes	(42.4)	(56.5)
Gain on sale of assets	(299.0)	—
Other, net	(2.1)	0.2
Changes in operating assets and liabilities:
Decrease (increase) in receivables	52.3	(20.0)
Increase in other current assets	(0.2)	(5.1)
Decrease in accounts payable	(2.9)	(36.6)
Increase in accrued and other current liabilities	12.1	91.3
Decrease in unearned revenue	(46.9)	(84.9)
Decrease (increase) in other assets and liabilities, net	(8.2)	7.0

Net cash used in operating activities	(65.1)	(37.2)

Cash Flows from Investing Activities
Capital expenditures	(3.8)	(44.0)
Proceeds from sale of assets	62.2	—
Transaction fees	(4.3)	—

Net cash provided by (used in) investing activities	54.1	(44.0)

Cash Flows from Financing Activities
Issuance of long-term debt	11.7	102.9
Repayment of long-term debt	(1.6)	(1.8)
Preferred stock dividends paid	—	(24.7)
Net cash provided by financing activities	10.1	76.4

Net decrease in cash and cash equivalents	(0.9)	(4.8)
Cash and cash equivalents at beginning of period	2.9	11.6

Cash and cash equivalents at end of period	$2.0	$6.8

The accompanying notes are an integral part of the financial statements.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1. Description of Business, Liquidity and Accounting Policies

        Description of Business—BRCOM ("the Company"), f/k/a Broadwing Communications Inc., was an Austin, Texas based provider of communications services. The Company utilized its advanced optical network consisting of approximately 18,700 route miles to provide broadband transport through private line and indefeasible right of use ("IRU") agreements, Internet services utilizing ATM and frame relay technology, and long-distance services to both wholesale and retail markets. The Company also offers data collocation, web hosting, information technology consulting ("IT consulting") and other services. All of the Company's common shares are owned by Cincinnati Bell Inc. ("Cincinnati Bell" or "the Parent Company").

        On February 22, 2003, certain of the Company's subsidiaries entered into a definitive agreement to sell substantially all of the assets of its broadband business for approximately $129.3 million in cash, subject to certain purchase price adjustments, and the assumption of certain liabilities and operating contractual commitments, to CIII Communications, LLC and CIII Communications Operations, LLC (collectively "CIII"). Accordingly, the assets to be sold have been classified as "Assets held for sale". As such, the Company ceased depreciation on these assets, in accordance with Statement of Financial Accounting Standards No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets" ("SFAS 144").

        On June 6, 2003, and June 13, 2003, the selling subsidiaries amended the agreement for the sale of the broadband assets to, among other things, reduce the purchase price to $108.7 million (which at the first stage closing was paid in $91.5 million of cash and a $17.2 million preliminary promissory note, as described below), subject to certain purchase price adjustments and other post-closing obligations, and the assumption of certain liabilities and operating contractual commitments, and to eliminate certain of the conditions to the consummation of the first stage closing of the sale.

        On June 13, 2003, the selling subsidiaries consummated the first (and most significant) stage closing of the sale of their broadband assets, in which the selling subsidiaries transferred substantially all of the broadband assets except for those for which state regulatory approval for transfer was still pending. At the first stage closing, the selling subsidiaries received regulatory approval in states where approximately 75% of 2002 broadband revenue was generated and effectively transferred control of the broadband business. In connection with the first stage closing, the buyers paid the cash purchase price of $91.5 million, of which $29.3 million was placed into escrow to support certain potential purchase price adjustments and the portion of the purchase price payable upon the consummation of the second and third stage closings, and issued to the sellers a $17.2 million preliminary promissory note in connection with a purchase price working capital adjustment. The final promissory note is expected to be approximately $1.3 million, which corresponds with the decrease in working capital from May 31, 2003 through the date of the first stage closing. (Refer to Note 2)

        After the completion of the sale of the broadband assets, the Company will offer data collocation, information technology consulting and other services. The only remaining BRCOM subsidiaries with operating assets were Cincinnati Bell Technology Solutions (f/k/a Broadwing Technology Solutions) and Cincinnati Bell Any Distance (f/k/a Broadwing Telecommunications Inc.) (Refer to Note 2).

        Under the terms of the Parent Company's debt agreements, the Parent Company and its subsidiaries may not make investments in or fund the operations of the Company and its subsidiaries beyond an aggregate amount of $118 million after October 1, 2002. As of June 30, 2003, the Parent Company had the ability to invest an additional $86.8 million in the Company and its subsidiaries based on these provisions. This $86.8 million includes $62.2 million of gross proceeds received from the first stage closing of the broadband asset sale. In addition, the Company's cash balance as of June 30, 2003 was $2.0 million, for total liquidity of $88.8 million. The uncertainty of the Company's available liquidity resulting from these funding constraints, prompted the Company's independent accountants to include a going concern explanatory paragraph in their audit report filed along with the stand alone annual financial statements of the Company for the year ended December 31, 2002. The going concern explanatory paragraph means that, in the opinion of the Company's independent accountants, there is substantial doubt about the Company's ability to continue to operate as a going concern. If the Company is unable to meet its remaining obligations, after the asset sale, it may be forced to seek protection from its creditors through bankruptcy proceedings.

        Basis of Presentation—The Condensed Consolidated Financial Statements of BRCOM have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission ("SEC") and, in the opinion of management, include all adjustments necessary for a fair presentation of the results of operations, financial position and cash flows for each period presented.

        The adjustments referred to above are of a normal and recurring nature except for those outlined in Notes 2, 3, 4, 9 and as outlined below. Certain prior year amounts have been reclassified to conform to the current classifications with no effect on financial results. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to SEC rules and regulations.

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

        Unbilled Receivables—Unbilled receivables arise from network construction revenue that is recognized under the percentage-of-completion method and from broadband, switched, data and Internet and consulting services rendered but not yet billed. Network construction receivables are billable upon achievement of contractual milestones or upon completion of contracts. As of June 30, 2003 and December 31, 2002, unbilled receivables, net of allowances, totaled $1.0 million and $70.8 million, respectively. Unbilled receivables of $50.5 million as of December 31, 2002, included both claims and signed change orders related to a construction contract in dispute that was terminated during the second quarter of 2002. On July 30, 2003, the Company reached a tentative settlement agreement regarding the construction contract in dispute. As a result, during the second quarter of 2003, the Company recorded a charge of $50.5 million to reserve against the unbilled accounts receivable related to this contract. The Company expects to finalize the settlement agreement during the third quarter of 2003. Refer to Note 9 for a detailed discussion of this construction contract.

        Allowance for Uncollectible Accounts Receivables—The Company establishes provisions for uncollectible accounts receivable using both percentages of aged accounts receivable balances to reflect the historical average of credit losses and specific provisions for certain large, potentially uncollectible balances. The Company believes that its allowance for potential losses is adequate based on the methods described above. However, if one or more of the Company's larger customers were to default on its accounts receivable obligations or general economic conditions in the United States of America deteriorated, the Company could be exposed to potentially significant losses in excess of the provisions established.

        Property, Plant and Equipment—Property, plant and equipment is recorded at cost, (subject to fair market value adjustments made as part of purchase accounting at the date of the Company's merger with a subsidiary of Cincinnati Bell Inc. in November 1999). Depreciation is provided for using the straight-line method over the estimated useful life of the underlying asset. Repairs and maintenance are charged to expense as incurred. Property, plant and equipment recorded under capital leases are included with the Company's owned assets. Costs associated with uncompleted portions of the network are classified as construction in progress in the accompanying consolidated balance sheets.

        Interest was capitalized as part of the cost of constructing the Company's optical network. Interest capitalized during construction periods was computed by determining the average accumulated expenditures for each interim capitalization period and applying an average interest rate. Total interest capitalized during the second quarter of 2003 and 2002, was $0.0 million and $2.3 million, respectively. Year-to-date through June 30, total interest capitalized during 2003 was $0.1 million compared to $4.6 million in 2002.

        Goodwill—Goodwill represents the excess of the purchase price consideration over the fair value of assets acquired recorded in connection with purchase business combinations. Upon the adoption of Statement of Financial Accounting Standards No. 142, "Goodwill and Other Intangible Assets" ("SFAS 142") on January 1, 2002, the Company recorded a goodwill impairment charge of $2,008.7 million, net of tax, as discussed in Note 3.

        Pursuant to SFAS 142, goodwill is tested for impairment annually, or when events or changes in circumstances indicate that the asset might be impaired. A two-step impairment test is performed. The first step compares the fair value of a reporting unit with its carrying amount, including goodwill. If the carrying value of a reporting unit exceeds its fair value, then the second step of the impairment test is performed to measure the amount of impairment loss. The second step compares the implied fair value of the reporting unit goodwill with the carrying amount of that goodwill. The implied fair value is determined by allocating the fair value of a reporting unit to all of the assets and liabilities of that unit as if the reporting unit had been acquired in a business combination. The excess of the fair value of a reporting unit over the amounts assigned to its assets and liabilities is the implied fair value of goodwill. If the carrying amount of the reporting unit goodwill is in excess of the implied fair value of that goodwill, then an impairment loss is recognized equal to that excess.

        Impairment of Long-lived Assets, Other than Goodwill—The Company reviews the carrying value of long-lived assets, other than goodwill discussed above when events or changes in circumstances indicate that the carrying amount of the assets may not be recoverable. An impairment loss is recognized when the estimated future undiscounted cash flows expected to result from the use of an asset (or group of assets) and its eventual disposition are less than its carrying amount. An impairment loss is measured as the amount by which the asset's carrying value exceeds its fair value.

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

        Revenue Recognition—Broadband transport service revenue is billed monthly, in advance, with revenue being recognized when earned. Both switched voice and data and Internet product revenue are billed a monthly in arrears, while the revenue is recognized as the services are provided. Revenue from product sales and certain services is generally recognized upon performance of contractual obligations, such as shipment, delivery, installation or customer acceptance. Upfront fees for customer connection and activation are deferred and amortized into revenue on a straight-line basis over the average customer life. The related connection and activation costs, to the extent of the upfront fees, are deferred and amortized on a straight-line basis over the average customer life.

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

        Fiber Exchange Agreements—In connection with the development of its optical network, the Company entered into various agreements to exchange fiber usage rights. The Company accounts for agreements with other carriers to either exchange fiber asset service contracts for capacity or services based on the carrying value of the assets exchanged.

        Income Taxes—The Company's tax provision is based upon the modified separate return method under which an income tax benefit is recorded for losses based upon the potential to be realized by the Company, as well as any affiliated members of the federal income tax consolidated group of the Parent Company. The income-producing members of the consolidated group compensate the Company for losses as they are realized in the consolidated tax return. The income tax provision consists of an amount for taxes currently payable and an expense (or benefit) for tax consequences deferred to future periods. In evaluating the carrying value of its deferred tax assets, the Company considers prior operating results, future taxable income projections of the Parent Company's consolidated group, expiration of tax loss carryforwards, ongoing prudent and feasible tax planning strategies. As of June 30, 2003, the Company had no net deferred tax assets due to a valuation allowance of $1,169.8 million. The valuation allowance is necessary due to the uncertainties surrounding the Company's ability to continue as a going concern, which could limit the ultimate realization of certain deferred tax assets. Such deferred tax assets consist substantially of net operating loss carryforwards generated by the Company. Upon elimination of these uncertainties, the Company may reverse a substantial portion of the valuation allowance, creating a non-recurring income tax benefit.

        Stock-Based Compensation—The Company accounts for stock-based compensation plans under the recognition and measurement principles of APB Opinion No. 25, "Accounting for Stock Issued to Employees" ("APB 25"), and related interpretations. Compensation cost is measured under the intrinsic value method. Stock-based employee compensation cost is not reflected in net income (loss), as all options granted under these plans had an exercise price equal to the market value of the underlying common stock on the date of grant. The following table illustrates the effect on net loss and earnings (loss) per share if the Company had applied the fair value recognition provisions of Statement of

Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation" ("SFAS 123"), to stock-based employee compensation in all periods presented.

	Three Months Ended June 30,		Six Months Ended June 30,
	2003	2002	2003	2002
	(dollars in millions)
Net income (loss):
As reported	$251.7	$(46.9)	$263.1	$(2,113.0)
Pro forma compensation expense, net of tax benefits	(4.5)	(3.6)	(9.0)	(7.2)

Total pro forma net income (loss)	$247.2	$(50.5)	$254.1	$(2,120.2)

        The weighted average fair values at the date of grant for the Company options granted to employees were $1.20 and $3.03 for the three months ended June 30, 2003 and 2002, respectively, and were $1.10 and $3.54 for the six months ended June 30, 2003 and 2002, respectively. Such amounts were estimated using the Black-Scholes option-pricing model with the following weighted average assumptions:

	Three Months Ended June 30,		Six Months Ended June 30,
	2003	2002	2003	2002
Expected dividend yield	—	—	—	—
Expected volatility	35.0%	85.5%	35.0%	84.4%
Risk-free interest rate	1.8%	3.7%	1.9%	3.8%
Expected holding period—years	3	3	3	3

        Recently Issued Accounting Standards—In December 2002, the Financial Accounting Standards Board ("FASB") issued FASB Interpretation No. 46, "Consolidation of Variable Interest Entities" ("FIN 46"). This interpretation of Accounting Research Bulletin No. 51, "Consolidated Financial Statements" ("ARB 51"), addresses consolidation by business enterprises of variable interest entities. ARB 51 requires that an enterprise's consolidated financial statements include subsidiaries in which the enterprise has a controlling financial interest. FIN 46 requires existing unconsolidated variable interest entities to be consolidated by their primary beneficiaries if the entities do not effectively disperse risks among parties involved. FIN 46 is effective in the first fiscal year or interim period beginning after June 15, 2003, for variable interest entities in which an enterprise holds a variable interest that it acquired before February 1, 2003. As the Company does not have any variable interest entities, FIN 46 is expected to have no impact on the Company's consolidated financial statements.

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

        In April 2003, the FASB issued Statement of Financial Accounting Standards No. 149, "Amendment of Statement 133 on Derivative Instruments and Hedging Activities" ("SFAS 149"). This

Statement amends and clarifies financial accounting and reporting for derivative instruments, including certain derivative instruments embedded in other contracts (collectively referred to as derivatives) and for hedging activities under FASB Statement No. 133, Accounting for Derivative Instruments and Hedging Activities. SFAS 149 is not expected to have a material impact on the Company's financial statements.

        In May 2003, the FASB issued Statement of Financial Accounting Standards No. 150, "Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity" ("SFAS 150"). This Statement establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. It requires that an issuer classify a financial instrument that is within its scope as a liability (or an asset in some circumstances). Many of those instruments were previously classified as equity. SFAS 150 is effective for financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003.

2. Sale of Assets

        On February 22, 2003, certain of the Company's subsidiaries entered into a definitive agreement to sell substantially all of the operating assets of certain operating subsidiaries to CIII for approximately $129.3 million in cash, subject to purchase price adjustments, and the assumption of certain liabilities and operating contractual commitments. In accordance with SFAS 144, the Company ceased depreciation of the assets to be sold upon entering the definitive agreement.

        On June 6, 2003 and June 13, 2003, the selling subsidiaries amended the agreement for the sale of the broadband business to, among other things, reduce the purchase price to $108.7 million (which at the first stage closing was paid in $91.5 million of cash and $17.2 million preliminary promissory note, as described below), subject to certain purchase price adjustments and other post-closing obligations, and the assumption of certain liabilities and operating contractual commitments, and to eliminate certain of the conditions to the consummation of the first stage closing of the sale.

        On June 13, 2003, the selling subsidiaries consummated the first (and most significant) stage closing of the sale of their broadband assets, in which substantially all off the broadband assets except for those for which state regulatory approval for transfer was still pending. At the first stage closing, the selling subsidiaries had received regulatory approval in states where approximately 75% of 2002 revenue was generated and effectively transferred control of the broadband business.

        In connection with the first stage closing, the buyers paid the cash purchase price of $91.5 million, of which $29.3 million was placed into escrow to support certain potential purchase price adjustments and the portion of the purchase price payable upon the consummation of the second and third stage closings, and issued to the selling subsidiaries a $17.2 million preliminary promissory note in connection with a purchase price working capital adjustment. The final promissory note is expected to be approximately $1.3 million, which corresponds with the decrease in working capital from May 31, 2003 through the date of the first stage closing. The decrease in the working capital promissory note is due to fluctuations in working capital from the date of initial measurement to the first stage closing. The selling subsidiaries also retained a 3% interest in CIII.

        The Company recorded a gain on sale of assets of $299.0 million during the second quarter of 2003. The following table summarizes the components of the gain on sale (dollars in millions):

Gain on Sale of Broadband Assets
Cash proceeds received at first stage closing	62.2
Less: Assets sold to buyers
Accounts receivable	74.1
Property, plant and equipment	36.7
Prepaid expenses and other current assets	20.1

Total assets sold to buyers	130.9

Add: Liabilities assumed by buyers
Accounts payable and accrued cost of service	58.1
Unearned revenue	321.4
Other liabilities	8.9

Total liabilities assumed by buyers	388.4

Net fees, purchase price adjustments, pension curtailment and indemnification liabilities	(20.7)

Gain on Sale of assets	299.0

        The remaining assets to be sold upon the second and third stage closings amounted to $12.3 million as of June 30, 2003.

        In connection with the purchase agreement, the Parent Company agreed to deliver a parent guaranty in favor of the buyers, guaranteeing (1) all payments required to be made by the selling subsidiaries under the purchase agreement and (2) the performance and observance and compliance with all covenants, agreements, obligations, liabilities, representations and warranties of the selling subsidiaries under the purchase agreement. Also, the Parent Company agreed to be jointly and severally liable with the selling subsidiaries for their covenant to (1) (a) retire the 9% notes and the 12 1/2% notes or (b) to obtain a consent and/or waiver from holders of the 9% notes and the 12 1/2% notes with respect to the sale of its broadband business, in either case on or prior to the first stage closing date and (2) retire or exchange the 12 1/2% preferred stock or to obtain any necessary consents and/or waivers from the holders of the 12 1/2% preferred stock with respect to the sale of its broadband business, in either case on or prior to the first stage closing date. The Company's liability under its guaranty will not exceed the selling subsidiaries' underlying liability pursuant to the purchase agreement.

        The Company has indemnified the buyers of the broadband business against certain potential claims. In order to determine the fair value of the indemnification obligation, the Company performed a probability-weighted discounted cash flow analysis, utilizing the minimum and maximum potential claims and several scenarios within the range of possibilities. Such analysis produced an estimated fair value of the indemnification obligation of $7.8 million, which is included in other liabilities and has been reflected as a reduction of the gain on sale of broadband assets in the Condensed Consolidated Statement of Operations and Comprehensive Income (Loss) for the period ended June 30, 2003.

        In addition, the Parent Company entered into agreements with the buyer whereby the Parent Company will continue to market the buyer's broadband products to business customers and purchase capacity on the national network in order to sell long distance services, under the CBAD brand, to residential and business customers in the Greater Cincinnati area market. Due to the ongoing cash flows under these arrangements, the sale of the broadband assets does not meet the criteria for presentation as a discontinued operation under SFAS 144.

3. Goodwill and Intangible Assets

        The Company adopted SFAS 142 on January 1, 2002. The Company completed the first step of the goodwill impairment test during the first quarter of 2002, which indicated that the goodwill was impaired as of January 1, 2002 and recorded an impairment charge of $2,008.7 million, net of taxes, effective as of January 1, 2002. The impairment charge is reflected as a cumulative effect of change in accounting principle, net of taxes, in the Condensed Consolidated Statements of Operations and Comprehensive Income (Loss). The Company had no goodwill as of June 30, 2003 or December 31, 2002.

	Three Months Ended June 30,		Six Months Ended June 30,
	2003	2002	2003	2002
	(dollars in millions)
Amortization expense of finite-lived other intangible assets	$—	$6.2	$—	$12.4

        The estimated intangible asset amortization expense for each of the fiscal years 2003 through 2007 is zero.

4. Restructuring and Other Charges

October 2002 Restructuring Charge

        In October 2002, the Company initiated a restructuring that was intended to reduce annual expenses by approximately $200 million compared to 2002 and enable the business to become cash flow positive. The plan included initiatives to reduce the workforce by approximately 500 positions; reduce line costs by approximately 25% through network grooming, optimization, and rate negotiations; and exit the international wholesale voice business. The Company recorded restructuring charges of $12.8 million, consisting of $7.5 million related to employee separation benefits and $5.3 million related to contractual terminations. During the second quarter of 2003, a $2.6 million reversal was made to the restructuring reserve due to a settlement related to a contract termination and a $0.6 million reversal was recorded due to a change in estimate related to other terminations of contractual obligations and employee separations. As of June 30, 2003, 431 employee separations had been completed which utilized reserves of $7.2 million, all of which was cash expended. Total cash expenditures in the first six months of 2003 amounted to $5.4 million. The Company expects to substantially complete the plan by September 30, 2003.

        The following table illustrates the activity in this reserve since December 31, 2002:

Type of costs	Balance December 31, 2002	Utilizations	Adjustments	Balance June 30, 2003
	(dollars in millions)
Employee separations	$2.5	$(2.3)	$(0.1)	$(0.1)
Terminations of contractual obligations	5.3	(2.2)	(3.1)	—

Total	$7.8	$(4.5)	$(3.2)	$0.1

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

        During the first quarter of 2002, the Company recorded additional restructuring charges of $15.9 million resulting from employee separation benefits and costs to terminate contractual obligations, which were actions contemplated in the original plan for which an amount could not be reasonably estimated at that time. During the fourth quarter of 2002, a $1.0 million reversal was made to the restructuring reserve due to a change in estimate related to the termination of contractual obligations. During the second the quarter of 2003, the Company transferred $4.9 million to the Parent Company for contractual obligations, which are guaranteed and will be paid by the Parent Company. Additionally, a $0.2 million reversal was recorded during the second quarter of 2003 due to a change in estimate related to other terminations of contractual obligations. In total, the Company expects this restructuring plan to result in cash outlays of $83.2 million and non-cash items of $148.8 million. The Company completed the plan as of December 31, 2002, except for certain lease obligations, which are expected to continue through December 31, 2005.

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

        The following table illustrates the activity in this reserve since December 31, 2002:

Type of costs	Balance December 31, 2002	Utilizations	Adjustments	Balance June 30, 2003
	(dollars in millions)
Termination of contractual obligations	$32.1	$(3.6)	$(5.1)	$23.4

Total	$32.1	$(3.6)	$(5.1)	$23.4

5. Debt

        Long-term debt and capital lease obligations consist of the following at June 30, 2003 and December 31, 2002:

	June 30, 2003	December 31, 2002
	(dollars in millions)
Short-term debt:
Intercompany payable to Parent Company, net	$1,536.3	$1,492.7
Short-term notes	3.3	2.6
Capital lease obligations	—	2.2

Total short-term debt	$1,539.5	$1,497.5

Long-term debt:
Bank notes	$161.2	$193.0
9% Senior subordinated notes	46.0	46.0
Capital lease obligations, less current portion	—	0.7
12 1/2% Senior notes	—	0.8

Total long-term debt	$207.2	$240.5

Credit Facilities

General

        In November 1999, the Parent Company obtained credit facilities totaling $1,800 million from a group of lending institutions. The credit facilities were increased to $2,100 million in January 2000 and again to $2,300 million in June 2001. Total availability under the credit facilities decreased to $1,825 million as of December 31, 2002, following a $335 million prepayment of the outstanding term debt facilities in the first quarter of 2002 (resulting from the sale of substantially all of a subsidiary of the Parent Company), $5 million in scheduled repayments of the term debt facilities and $135 million in scheduled commitment reduction of the revolving credit facility. In March 2003, the Parent Company's credit facilities were also amended to, among other things, extend the revolving commitment, revise the financial covenants, accelerate a portion of the term debt, increase interest rate spreads and allow for the sale of substantially all of the assets of the broadband business. In March 2003, the Parent Company's credit facilities were also amended to, among other things, extend the revolving commitment, revise the financial covenants, accelerate a portion of the term debt, increase interest rate spreads and allow for the sale of substantially all of the assets of the broadband business. Total availability under the Parent Company's credit facilities decreased to $1,429.8 million as of June 30, 2003, following a $220.0 million prepayment of the borrowings under the term and revolving credit facilities with the net cash proceeds from the 16% notes and $175 million in scheduled repayments of the term debt facilities. As of June 30, 2003, the credit facilities consisted of $644 million in revolving credit, $343 million in Term Loan A, $306 million in Term Loan B and $137 million in Term Loan C.

        Pursuant to the amendment obtained in March 2003, future net cash investments or other cash infusions in the Company and its subsidiaries after October 1, 2002, will be limited (subject to certain exceptions) to an aggregate amount not to exceed the sum of (a) $118.0 million plus (b) the aggregate amount of net cash dividends and distributions paid by the Company and its subsidiaries to the Parent Company after October 1, 2002 plus or minus (c) the net position of the Company and its subsidiaries under the Parent Company's centralized cash management system. As of June 30, 2003, the Parent Company had the ability to invest or otherwise provide an additional $86.8 million in funding to the

Company. This $86.8 million includes $62.2 million of gross proceeds received from the first stage closing of the broadband asset sale. In addition, the Company's cash balance as of June 30, 2003 was $2.0 million, for total liquidity of $88.8 million. Also, corporate separateness covenants require the Parent Company and its other subsidiaries to maintain legal and operational separation between the Company and its subsidiaries.

Use of Credit Facilities

        At June 30, 2003, BCSI, a wholly owned subsidiary of the Company, and the Parent Company had drawn approximately $1,209.5 million from the credit facilities' capacity of approximately $1,429.8 million, and had outstanding letters of credit totaling $13.1 million, leaving $207.2 million in additional borrowing capacity under its revolving credit facility. This borrowing capacity includes $62.2 million of gross proceeds received from the first stage closing of the broadband asset sale which can only be drawn to satisfy the Company's liabilities or permanently prepay the Parent Company's credit facilities. Borrowings under the credit facilities have been used to refinance debt and debt assumed as part of the merger with IXC in November 1999 and to fund capital expenditures and other working capital needs.

        Prior to December 2001, the Company relied solely on advances from the Parent Company for funding of its operations and capital program in excess of cash provided by its operating activities. In December 2001, the Company's subsidiary, BCSI Inc., began borrowing funds directly from the credit facilities. As of June 30, 2003, BCSI Inc. had $161.2 million of borrowings under the Parent Company's credit facilities. Under the amended terms of the credit facilities, the Company and its subsidiaries are no longer able to borrow additional amounts from the credit facilities.

Interest Rates

        Borrowings under the credit facilities bear interest, at the Company's election, at either (1) LIBOR plus 425 basis points in the case of the revolving credit facility or 375 basis points in the case of the term facilities or (2) the base rate (as defined below) plus 325 basis points in the case of the revolving credit facility or 275 basis points in the case of the term facilities. The "base rate" is equal to the higher of the base rate at Citibank, N.A. or the Federal Funds Rate plus one-half of one percent.

Maturity and Amortization

        Loans under the Term Loan A facility mature on November 9, 2004, and require payments under a schedule providing for quarterly installments in aggregate annual amounts of $85.0 million in the second half of 2003 and $258.0 million in 2004. Loans under the Term Loan B facility mature on December 30, 2006 and require payments under a schedule providing for quarterly installments in aggregate annual principal amounts of $1.6 million in the second half of 2003, $3.1 million, $3.1 million and $298.5 million in 2004, 2005 and 2006, respectively. Loans under the Term Loan C facility mature on June 29, 2007 and require payments under a schedule providing for quarterly installments in aggregate annual principal amounts of $0.7 million in the second half of 2003, $1.4 million, $1.4 million, $67.0 million and $66.3 million in 2004, 2005, 2006 and 2007, respectively. The revolving credit facility matures on March 1, 2006, with a commitment reduction under a schedule providing for four equal quarterly reductions of $50.0 million each in 2005 in an aggregate amount equal to $200.0 million.

Prepayments

        Subject to certain limited exceptions, borrowings under the credit facilities are required to be prepaid:

        (1)   in an amount equal to 75% of excess cash flow (as defined in the Credit Agreement) for each fiscal year commencing with the fiscal year ended December 31, 2003;

        (2)   in an amount equal to 100% of net cash proceeds of certain sales, leases, transfers or other dispositions of assets by the Parent Company or its subsidiaries subject to reinvestment rights in certain cases;

        (3)   in an amount equal to 100% of net cash proceeds from the issuance of certain debt obligations by the Parent Company or any Subsidiary Guarantor (as defined in the credit facilities); and

        (4)   in an amount equal to 50% of the net cash proceeds in excess of $50 million from issuances of Cincinnati Bell Common Stock or preferred stock.

        Voluntary prepayments of borrowings under the credit facilities and voluntary reductions of the unutilized parts of the credit facilities' commitments are, subject to proper notice, permitted at any time.

Guarantees

        The Parent Company and its non-BRCOM subsidiaries (other than Cincinnati Bell Telephone and certain Cincinnati Bell Wireless subsidiaries) guarantee borrowings made by the Parent Company and the Company under the credit facilities. The Company and substantially all of its subsidiaries guarantee borrowings by BCSI Inc., but not borrowings by the Parent Company, under the credit facilities.

Security

        Obligations under the financing documents governing the credit facilities are collateralized by perfected first priority pledges and security interests in the following:

        (1)   substantially all of the equity interests of the Parent Company's subsidiaries (other than Cincinnati Bell Wireless LLC and certain BRCOM subsidiaries); provided that the pledge of equity of the Company and its subsidiaries only secure borrowings by BCSI. Inc., but not borrowings by the Parent Company, under the credit facilities, and

        (2)   substantially all of the Parent Company and each its subsidiaries, (other than Cincinnati Bell Telephone, certain Cincinnati Bell Wireless subsidiaries and certain BRCOM subsidiaries), other tangible and intangible assets, including accounts receivable, inventory, contract rights, equipment, intellectual property, general intangibles, investment property and proceeds of the foregoing; provided that the assets of the Company and its subsidiaries only secure borrowings by BCSI Inc., but not borrowings by the Parent Company, under the credit facilities.

Covenants

        The financing documents governing the credit facilities contain financial covenants that require the maintenance of certain debt to EBITDA (as defined in the Credit Agreement), senior secured debt to EBITDA and interest coverage ratios, as well as limit its capital expenditures. The credit facilities also contain restrictive covenants that, among other things, limit the Parent Company's ability to: incur additional debt or liens; pay dividends; repurchase Cincinnati Bell Common Stock; sell, lease, transfer or dispose of assets; make investments; and merge with another company. As of June 30, 2003 the Parent Company was in compliance with all of the covenants of the credit facilities.

Events of Default

        The credit facilities provide for events of default customary to facilities of this type, including non-payment of principal, interest or other amounts; incorrectness of representations and warranties in any material respect; violation of covenants; cross-default and cross-acceleration; certain events of bankruptcy or insolvency; certain material judgments; invalidity of any loan or security document; change of control; and certain ERISA events.

        The Parent Company's credit facilities provide that a bankruptcy or insolvency of the Company or any of its subsidiaries, a judgment against the Company or any of its subsidiaries and breaches by the Company or any of its subsidiaries of the negative covenants would not constitute an event of default with respect to the Parent Company. These terms continue to allow remedies to be exercised against the Company and are treated events of default of the Company, but not events of default of the Parent Company.

Intercompany Payable to Parent Company

        Intercompany advances payable to the Parent Company totaled $1,536.3 million and $1,492.7 million as of June 30, 2003 and December 31, 2002, respectively. The intercompany note to the Parent Company is payable upon demand and is therefore classified as a current liability. Due to restrictions placed on the Parent Company by its amended credit facilities and the terms of its 16% notes, further investment in the Company is limited to $86.8 million as of June 30, 2003. This $86.8 million includes $62.2 million of gross proceeds received from the first stage closing of the broadband asset sale.

9% Senior Subordinated Notes

        In 1998, the Company issued $450.0 million of 9% senior subordinated notes due 2008 ("the 9% notes"). In January 2000, $404.0 million of these 9% notes were redeemed through a tender offer as a result of the change of control provision of the related indenture. Accordingly, $46.0 million of the 9% notes remain outstanding at June 30, 2003. The 9% notes are general unsecured subordinated obligations of the Company and are not guaranteed by the Parent Company. The 9% notes are subordinate in right of payment to all existing and future senior indebtedness of the Company and its subsidiaries. The 9% notes indenture includes a limitation on the amount of indebtedness that the Company can incur based upon the maintenance of either debt to operating cash flow or debt to capital ratios. The 9% indenture also provides that if the Company incurs any additional indebtedness secured by liens on its property or assets that are subordinated to or equal in right of payment with the 9% notes, then the Company must secure the outstanding 9% notes equally and ratably with such indebtedness. As of June 30, 2003, the Company had the ability to incur additional debt under the terms of the 9% indenture. Interest on the 9% notes is payable semi-annually on each April 15 and October 15.

        In March 2003, the Company entered into an exchange and voting agreement with holders of the 9% notes representing $42.375 million principle amount, or approximately 92.2% of the aggregate principle amount outstanding, to exchange these instruments for common stock of the Parent Company. In order to consummate the exchange offer, the Parent Company expects to issue approximately 11.1 million shares of Cincinnati Bell Inc. common stock assuming 100% redemption of the outstanding notes. The Parent Company expects to complete the exchange offer in the third quarter of 2003.

Capital Lease Obligations

        The Company leases facilities and equipment used in its operations, some of which are required to be capitalized in accordance with Statement of Financial Accounting Standard No. 13, "Accounting for Leases" ("SFAS 13"). SFAS 13 requires the capitalization of leases meeting certain criteria, with the related asset being recorded in property, plant and equipment and an offsetting amount recorded as a liability. The Company had zero indebtedness relating to capitalized leases as of June 30, 2003. All capital leases were assumed by the buyer of the broadband assets (refer to Note 2).

12 1/2% Senior Notes

        On June 16, 2003, the Company permanently retired the remaining $0.8 million outstanding 12 1/2% senior notes due 2005.

Other Short-Term Debt

        The Company maintains a short-term revolving vendor financing arrangement for its information technology consulting business, which had an outstanding balance of $3.3 million and $2.6 million as of June 30, 2003 and December 31, 2002, respectively. The Company has the ability to borrow up to $3.5 million under this arrangement, which is secured by an irrevocable $2.0 million letter of credit against the Parent Company's revolving credit facility. The interest rate charged on the borrowings is variable based on the prime rate and was 6.0% during the first six months of 2003.

6. Redeemable Preferred Stock

        In 1997, the Company issued 300,000 shares of 12 1/2% Junior Exchangeable Preferred Stock ("12 1/2% Preferreds"). The 12 1/2% Preferreds are mandatorily redeemable on August 15, 2009 at a price equal to their liquidation preference of $1,000 a share, plus accrued and unpaid dividends. Through November 15, 1999, dividends on the 12 1/2% Preferreds were being effected through additional shares of the 12 1/2% Preferreds. On November 16, 1999, the Company converted to a cash pay option for these dividends, and subsequently made its first cash payment on February 15, 2000. At June 30, 2003, 395,210 shares of the redeemable preferred stock issue were outstanding with a carrying value of $413.0 million. This preferred stock is not included in shareowner's equity because it is mandatorily redeemable.

        The Company deferred the August 15, 2002, November 15, 2002, February 15, 2003 and May 15, 2003 cash dividend payments on the 12 1/2% Preferreds, in accordance with the terms of the security. Due to the deferred cash dividend payment, the Company conserved approximately $12.4 million in cash during the second quarter of 2003 compared to the second quarter of 2002 and $24.8 million year-to-date through June 30, 2003 compared to the same period in 2002. Until completion of the exchange, the dividend will accrue and therefore will continue to be presented as minority interest expense. The status of future quarterly dividend payments on the 12 1/2% Preferreds will be determined quarterly by the Company's board of directors, but the board of directors does not anticipate paying a cash dividend in the foreseeable future.

        In March 2003, the Company reached an agreement with holders of more than two-thirds of the 12 1/2% Preferreds to exchange this preferred stock for common stock of the Parent Company. In order to consummate the exchange offer, the Parent Company expects to issue approximately 14.1 million shares of Cincinnati Bell Inc. common stock assuming 100% redemption of the outstanding instruments. The Parent Company expects to complete the exchange in the third quarter of 2003. Pursuant to the exchange offer, holders of the 12 1/2% Preferreds who tender their shares will not be paid any accumulated or unpaid dividends. Concurrently with the preferred stock exchange offer, the Company will also solicit consents from holders of the 12 1/2% Preferreds to amend the certificate of the designation under which the shares were issued to eliminate all voting rights and restrictive covenants.

7. Employee Stock Option Plan

        Prior to the Company becoming a subsidiary of the Parent Company in 1999 (the "Merger"), the Company maintained incentive plans for selected employees. The Company's plans included incentive stock options and non-qualified stock options issued at prices equal to the fair market value of the Company's common stock at the date of grant which expire upon the earlier of 10 years from the date of grant or termination of employment, death, or disability. Effective with the Merger, options outstanding under the Company's plans were converted into options to acquire Cincinnati Bell common stock, with the number of shares and exercise price being adjusted in accordance with the exchange ratio of 2.0976 established in the merger agreement. All outstanding options under the Company's plans became exercisable and fully vested upon the change in control except for those options issued under the 1998 plan. The majority of options issued under the 1998 plan maintained the original vesting schedule. Certain selected option grants to executives became exercisable and fully vested according to their agreements.

        The Company granted 30,200 and 151,750 options during the three months ended June 30, 2003 and 2002, respectively, and granted 60,600 and 389,650 options during the year-to-date periods ended June 30, 2003 and 2002, respectively.

        The following table summarizes the status of Cincinnati Bell Inc. common stock options granted to employees of the Company, outstanding and exercisable at June 30, 2003:

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Shares	Weighted Average Remaining Contractual Life in Years	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price
$1.44 to $9.65	2,660	8.59	$6.92	1,086	$9.19
$9.90 to $16.78	1,015	5.87	$13.33	872	$12.86
$17.50 to $25.58	4,335	6.64	$24.19	3,882	$24.19
$25.63 to $38.19	322	6.56	$37.05	272	$37.05

Total	8,332	6.82	$15.09	6,112	$17.78

8. Related Party Transactions

        In the ordinary course of business, the Company provides services to and receives services from other wholly owned subsidiaries of the Parent Company. The Company maintains an agency relationship with the Parent Company's CBAD subsidiary, whereby CBAD receives a commission for sales of long distance services made in the Greater Cincinnati, Ohio area. The Company records revenue from such Greater Cincinnati customers, net of the commissions due to CBAD, which are based on market rate margins earned in the resale of switched voice long distance minutes to third parties. Such commissions, which reduced revenue, totaled $8.5 million and $6.6 million in the second quarter of 2003 and 2002, respectively. Year-to-date through June 30, 2003, commissions reduced revenue by $14.3 million compared to $11.5 million in 2002.

        In addition, the Parent Company's Cincinnati Bell Telephone ("CBT") subsidiary markets the Company's broadband services in its Greater Cincinnati franchise area. The Company records revenue from customers in Greater Cincinnati, net of commissions due to CBT, which are equal to approximately 20% of total revenue. Such commissions, which reduced revenue, totaled $2.7 million and $1.6 million in the second quarter of 2003 and 2002, respectively. Year-to-date through June 30, 2003, commissions reduced revenue by $5.2 million compared to $2.7 million in the same period of 2002.

        The Parent Company's CBT subsidiary provides access to its local network and provides directory assistance. Total cost of service charged to the Company for these services during the second quarter of 2003 and year-to-date through June 30, 2003 totaled $2.7 million and $5.8 million, respectively, compared to $2.6 million and $5.2 million in the respective prior years.

        The Parent Company provides financial and treasury services, planning and financial analysis, corporate communications, human resources support and legal support. The Parent Company bills the Company for services performed on its behalf. These non-cash corporate allocations amounted to $1.7 million in the second quarter of 2003 and $3.7 million year-to-date through June 30, 2003 compared to $2.0 million and $4.0 million in the same prior year periods.

        The Parent Company's CBT subsidiary provides accounts payable processing, payroll processing and benefit related services on behalf of the Company. Total fees charged to the Company for these services during the second quarter of 2003 and 2002 were $0.1 million. Year-to-date fees for these services were $0.1 million and $0.2 million in 2003 and 2002, respectively.

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

        The Company relies on advances from the Parent Company for the funding of operating and investing activities in excess of cash generated by its own operations. Advances from the Parent Company bear interest at market rates, with the related interest expense being included in "Interest expense" in the Condensed Consolidated Statements of Operations and Comprehensive Income (Loss). The average interest rate on these advances during the second quarter of 2003 was approximately 4.73%. The amounts due to the Parent Company upon demand of $1,536.3 million at June 30, 2003 and $1,492.7 million at December 31, 2002 are presented net of the amounts due to or from other subsidiaries of the Parent Company. As of June 30, 2003, the intercompany note from the Parent Company was payable upon demand and was therefore classified as a current maturity of long-term debt.

        The Company's tax provision is based upon the modified separate return method under which an income tax benefit is recorded for losses based upon the potential to be realized by the Company, as well as any affiliated members of the federal income tax consolidated group of the Parent Company. The income-producing members of the consolidated group compensate the Company for losses as they are realized in the consolidated tax return, which amounted to $18.0 million and $98.1 million in the second quarter of 2003 and 2002, respectively. Year-to-date through June 30, 2003 such compensation amounted to $40.4 million compared to $150.6 million in the same period in 2002.

        The following table summarizes the Company's intercompany commissions, corporate allocations and shared services allocations (dollars in millions):

	Three Months ended June 30,		Six Months ended June 30,
	2003	2002	2003	2002
Statements of Operations Data:
Commissions paid to CBT, netted against revenue	$2.4	$1.6	$5.0	$2.8
Commissions paid to CBAD, netted against revenue	8.5	6.6	14.3	11.5
Intercompany cost of services	2.7	2.6	5.8	5.2
Intercompany selling, general and administrative expenses
Corporate allocations	1.7	2.0	3.7	4.0
Shared service allocations	0.1	0.1	0.1	0.2
Intercompany interest expense, net of capitalized interest of $0.0, $2.3, $0.1 and $4.6, respectively	19.1	17.6	37.0	32.8
Intercompany credit in lieu of taxes	18.0	98.1	40.4	150.6

Total intercompany expenses	$52.2	$128.6	$106.0	$207.1

	June 30, 2003	December 31, 2002
Balance Sheet Data:
Intercompany payable to Parent Company	$1,536.3	$1,492.7

9. Commitments and Contingencies

Commitments

        The Company had contractual obligations to utilize network facilities from various interexchange and local exchange carriers. These contracts were based on a fixed monthly rate with terms extending on certain contracts through 2021. The buyer of substantially all of the broadband assets assumed capital lease commitments and certain liabilities of $388.4 million and operating contractual commitments of approximately $271.1 million, including the obligations associated with network utilization, upon the June 13, 2003 first stage closing of the sale.

Contingencies

        In the normal course of business, the Company is subject to various regulatory proceedings, lawsuits, claims and other matters. Such matters are subject to many uncertainties and outcomes that are not predictable with assurance.

        During 2002 and 2003, a number of putative class action and derivative lawsuits were filed in the United States District Court for the Southern District of Ohio and the Ohio Court of Common Pleas, Hamilton County Division, respectively, on behalf of purchasers of the securities of the Parent Company between January 17, 2001 and May 20, 2002, inclusive (the "Class Period"). The complaints alleged that the Parent Company, and two of its former Chief Executive Officers ("CEOs") violated federal securities laws arising out of allegedly issuing material misrepresentations to the market during the Class Period which resulted in artificially inflating the market price of the Parent Company's securities. In a separate action, a number of complaints have been filed in the United States District Court for the Southern District of Ohio on behalf of the Parent Company's retirement savings plan and its beneficiaries alleging that the Company and several of its directors violated the Employee

Retirement Income Security Act by allegedly exposing the beneficiaries' retirement savings to unreasonable risk of loss and injury. The Parent Company intends to defend these claims vigorously.

        In June 2000, the Company entered into a long-term construction contract to build a 1,774-mile fiber route system. During the second quarter of 2002, the customer alleged a breach of contract and requested the Company to cease all construction activities, requested a refund of $62.0 million in progress payments previously paid to the Company, and requested conveyance of title to all routes constructed under the contract. Subsequently, the Company notified the customer that such purported termination was improper and constituted a material breach under the terms of the contract, causing the Company to terminate the contract. As a result of the contract termination, the Company expensed $13.3 million in both costs incurred under the contract and estimated shutdown costs during the second quarter of 2002. In addition, the Company's balance sheet included $50.5 million in unbilled accounts receivable (including both signed change orders and claims) as of December 31, 2002 related to this contract. On July 30, 2003, the Company reached a tentative settlement agreement with the customer regarding the construction contract in dispute. As a result, during the second quarter of 2003, the Company recorded a non-cash charge of $50.5 million to reserve against the unbilled accounts receivable related to this contract. While the Company believes a settlement will be reached based on the tentative agreement, failure to do so, and a subsequent unfavorable outcome in arbitration could have a material effect on the financial condition and results of operations of the Company.

10. Subsequent Events

        On July 8, 2003, the selling subsidiaries completed the second stage closing of the sale of the broadband assets as 87.5% of the total regulatory approvals had been received. Upon the second stage closing, $10.3 million of the $29.3 million placed in escrow at the first stage closing was paid to the selling subsidiaries in cash, and $6.3 million of assets held for sale were transferred to the buyer. After the second stage closing, $19.0 million remains in escrow to support the working capital and receivables purchase price adjustments and the portion of the purchase price payable upon the third stage closing (refer to Note 2).

        On August 1, 2003 the Parent Company commenced two exchange offers, which will expire August 29, 2003. The Parent Company will offer to exchange shares of its common stock for all of the outstanding shares of the 12 1/2% Preferreds and the entire outstanding aggregate principal amount of the 9% notes. As of August 1, 2003, 72.9% of the preferred stockholders and 94.0% of the 9% noteholders had committed to the exchange. The Parent Company expects to issue approximately 25.2 million new shares of Cincinnati Bell Inc. common stock assuming 100% redemption of the outstanding instruments.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

        The Company was incorporated under the laws of Delaware in 1999. It had principal executive offices at 1122 Capital of Texas Highway South, Austin, Texas 78746-6426 (telephone number (512) 328-1112). Subsequently moved to 201 East Fourth Street, Cincinnati, Ohio 45202 effective upon the close of the Broadband sale. Its telephone number is now (513) 397-990. The Parent Company was initially incorporated under the laws of Ohio in 1983 and remains incorporated under the laws of Ohio. It has its principal executive offices at 201 East Fourth Street, Cincinnati, Ohio 45202 (telephone number (513) 397-9900 and website address http://www.cincinnatibell.com). The Parent Company makes available on its website its own and the Company's reports on Form 10-K, 10-Q, and 8-K (as well as all amendments to these reports) as soon as practicable after they have been filed.

        The Company files annual, quarterly and special reports, information statements and other information with the Securities and Exchange Commission ("the SEC") under the Exchange Act. These reports and other information filed by the Company may be read and copied at the Public Reference Room of the SEC, 450 Fifth Street, N.W., Room 1024, Washington, D.C. 20549. This information may be obtained at the Public Reference Room by calling the SEC at 1-800-SEC-0330. The SEC also maintains an Internet site that contains reports, proxy statements and other information about issuers, like the Company, which file electronically with the SEC. The address of this site is http://www.sec.gov.

Critical Accounting Policies and Estimates

        The preparation of consolidated financial statements requires the Company to make estimates and judgments that affect the reported amounts of assets, liabilities, revenue and expenses. The Company continually evaluates its estimates, including but not limited to, those related to revenue recognition, bad debts, income taxes, fixed assets, access line costs, restructuring, pensions, other postretirement benefits and contingencies. The Company bases its estimates on historical experience and on various other assumptions that are believed to be reasonable under the facts and circumstances. Actual results may differ from these estimates under different assumptions or conditions.

        The Company believes the following critical accounting policies impact its more significant judgments and estimates used in the preparation of its consolidated financial statements. For a more detailed discussion of the application of these and other accounting policies, refer to Note 1 of the Notes to Condensed Consolidated Financial Statements.

        Revenue Recognition—The Company recognizes revenue as services are provided. Both switched voice and data and Internet product revenue are billed monthly in arrears, while the revenue is recognized as the services are provided. While customers are billed in advance for month-to-month broadband transport services, revenue is recognized as the services are provided. Revenue from product sales is generally recognized upon performance of contractual obligations, such as shipment, delivery, installation or customer acceptance. Upfront fees for customer connection and activation are deferred and amortized into revenue on a straight-line basis over the average customer life. The related connection and activation costs, to the extent of the upfront fees, are deferred and amortized on a straight-line basis over the average customer life.

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

        Since its merger with the Parent Company in November 1999 ("the Merger"), the Company has not entered into any significant revenue generating fiber exchange agreements. The Company accounts for agreements with other carriers to either exchange fiber asset service contracts for capacity or services based on the carrying value of the assets exchanged. In no instances has the Company recognized revenue upon consummation of any such fiber exchange agreements or capitalized any expenses associated therewith.

        Cost of Providing Service—Prior to the sale of the broadband assets, the Company maintained an accrued liability related to the broadband business for the cost of circuits leased from other carriers and access minutes of use not yet invoiced in order to appropriately record such costs in the period incurred. The Company determined the estimate of the accrued cost of service liability based on a variety of factors including circuits added or disconnected during the period, expected recovery of disputed amounts and the mix of domestic and international access minutes of use. If the actual amounts recovered from disputes were less than expected or other charges were greater than expected, an additional accrual and related expense was required.

        Deferred Tax Asset—The Company's tax provision is based upon the modified separate return method under which an income tax benefit is recorded for losses based upon the potential to be realized by the Company, as well as any affiliated members of the federal income tax consolidated group of the Parent Company. As of June 30, 2003, the Company had no net deferred tax assets due to a valuation allowance of $1,169.8 million. The valuation allowance is necessary due to the uncertainties surrounding the Company's ability to continue as a going concern, which could limit the ultimate realization of certain deferred tax assets. Such deferred tax assets consist substantially of net operating loss carryforwards generated by the Company. Upon elimination of these uncertainties, the Company may reverse a substantial portion of the valuation allowance, creating a non-recurring income tax benefit. In performing this evaluation, the Company considers future taxable income projections, expirations of loss carry forwards and ongoing prudent and feasible tax planning strategies. The Company is pursuing several alternatives and the resolution of uncertainties related to the Company that may result in the realization of these reserved tax assets.

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

        Depreciation—The Company uses the straight line method to depreciate its property, plant, and equipment. Due to rapid changes in technology, significant judgment is required in determining the estimated useful life of telecommunications plant and equipment. As a result of the agreement to sell substantially all of the assets of the broadband business on February 22, 2003, the property, plant and equipment to be sold was classified as held for sale and depreciation of the assets was ceased in accordance with Financial Accounting Standards No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets" ("SFAS 144"). As of June 30, 2003, $12.3 million of property, plant and equipment was classified as held for sale, pending the second stage closing, which occurred on July 8, 2003, and third stage closing expected to occur by the end of the third quarter of 2003.

        Goodwill—Goodwill represents the excess of the purchase price consideration over the fair value of assets acquired recorded in connection with purchase business combinations. Upon the adoption of

Statement of Financial Accounting Standards No. 142, "Goodwill and Other Intangible Assets" ("SFAS 142") on January 1, 2002, the Company recorded a goodwill impairment charge of $2,008.7 million, net of tax, as discussed in Note 3 of the Notes to the Condensed Consolidated Financial Statements.

        Impairment of Long-lived Assets, Other than Goodwill—As of June 30, 2003, the Company had fixed assets with a net carrying value of $2.6 million. The Company reviews the carrying value of long-lived assets, other than goodwill when events or changes in circumstances indicate that the carrying amount of the assets may not be recoverable. An impairment loss is recognized when the estimated future undiscounted cash flows expected to result from the use of an asset (or group of assets) and its eventual disposition are less than its carrying amount. An impairment loss is measured as the amount by which the asset's carrying value exceeds its estimated fair value.

        During the fourth quarter of 2002, the Company performed an impairment assessment of its long-lived assets. This assessment considered all of the contemplated strategic alternatives for the Company using a probability-weighted approach. Based on the analysis, it was determined that the Company's assets were impaired and, accordingly, the Company recorded a $2.2 billion non-cash impairment charge to reduce the carrying value of these assets. Of the total charge, $1,901.7 million related to tangible fixed assets and $298.3 million related to finite-lived intangible assets.

        Restructuring—During 2002 and 2001, the Company recorded restructuring charges representing direct costs of exiting certain product lines, including certain contractual lease commitments, and involuntary employee terminations. These charges were recorded in accordance with EITF 94-3 "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (Including Certain Costs Incurred in a Restructuring)" and represented the Company's best estimate of undiscounted liabilities at the date the charges were taken. Adjustments for changes in assumptions are recorded in the period such changes become known. Changes in assumptions, especially as they relate to contractual lease commitments, could have a material effect on the restructuring liabilities and results of operations.

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

Results of Operations

        A tabular presentation of the financial results for the three and six months ended June 30, 2003 and 2002 that are referred to in this discussion can be found in the Condensed Consolidated Statements of Operations and Comprehensive Income (Loss) on page 1 of this quarterly Report on Form 10-Q. Results for interim periods may not be indicative of the results for the full years.

        On February 22, 2003, certain of the Company's subsidiaries entered into a definitive agreement to sell substantially all of the operating assets of certain operating subsidiaries to CIII for approximately $129.3 million in cash, subject to purchase price adjustments, and the assumption of certain liabilities and operating contractual commitments. On June 6, 2003 and June 13, 2003, the selling subsidiaries amended the agreement for the sale of the broadband assets to, among other things, reduce the purchase price to $108.7 million, subject to certain purchase price adjustments and other post-closing obligations, and the assumption of certain liabilities and operating contractual commitments, and to eliminate certain of the conditions to the consummation of the first stage closing of the sale.

        On June 13, 2003, the selling subsidiaries consummated the first (and most significant) stage closing of the sale of their broadband assets, in which the selling subsidiaries transferred substantially all of the broadband assets except for those for which state regulatory approval for transfer was still pending. At the first stage closing, the selling subsidiaries had received regulatory approval in states where approximately 75% of 2002 revenue was generated and effectively transferred control of the broadband business. The Company recorded on a gain sale of broadband assets of $299.0 million during the second quarter of 2003. The selling subsidiaries will retain a 3% interest in CIII. A detailed discussion of the sale of the broadband assets is provided in Note 2 of the Notes to Condensed Consolidated Financial Statements. Prior to the sale of the broadband assets, revenue for the Company was generated by broadband transport (which included revenue from IRU's), switched voice services, data and Internet services (including web hosting), information technology consulting and other services. These services were generally provided over the Company's national optical network, which comprised approximately 18,700 route miles of fiber-optic transmission facilities. Due to the sale of the broadband assets, the Company expects revenue related to broadband transport and switched voice services to be zero in the second half of 2003 and revenue from data and Internet services to be approximately $10.0 million in the second half of 2003. The Company will continue to generate revenue related to information technology consulting, which contributed $25.0 million in the second quarter of 2003 and $47.9 million year-to-date through June 30, 2003.

        The table below presents revenue for groups of similar products and services:

	(Unaudited) Three Months Ended June 30,				(Unaudited) Six Months Ended June 30,
	2003	2002	$ Change	% Change	2003	2002	$ Change	% Change
	(dollars in millions)
Revenue
IT consulting	$25.0	$36.7	$(11.7)	(32)%	$47.9	$79.0	$(31.1)	(39)%
Broadband transport	72.1	122.3	(50.2)	(41)%	159.3	230.7	(71.4)	(31)%
Switched voice services	45.9	86.6	(40.7)	(47)%	107.0	172.3	(65.3)	(38)%
Data and Internet	31.6	32.3	(0.7)	(2)%	69.8	64.3	5.5	9%
Other services	—	0.3	(0.3)	(100)%	1.2	0.8	0.4	50%

Total revenue	$174.6	$278.2	$(103.6)	(37)%	$385.2	$547.1	$(161.9)	(30)%

        IT consulting revenue decreased 32% in the second quarter of 2003 and 39% year-to-date in 2003, or $11.7 million and $31.1 million, respectively, from prior year periods, as hardware sales declined substantially due to general economic conditions and decreases in capital spending by customers. Revenue from services and hardware sales comprised 31% and 69%, respectively, of total IT consulting revenue during the second quarter of 2003 and year-to-date through June 30, 2003, compared to 22% and 78% in the second quarter of 2002 and 21% and 79% year-to-date through June 30, 2002. The Company will continue to generate IT consulting revenue going forward as the underlying assets were not sold in connection with the sale of the broadband assets on June 13, 2003.

        Broadband transport services consist of long-haul transmission of data, voice and Internet traffic over dedicated circuits. Revenue in the broadband transport category is mainly generated by private line monthly recurring revenue. However, approximately 34% and 37% of broadband transport revenue in the second quarter of 2003 and year-to-date through June 30, 2003 was provided by IRU agreements compared to approximately 37% and 38% in the same periods in 2002.

        In comparison to the second quarter of 2002, broadband transport revenue decreased $50.2 million, or 41%, to $72.1 million in the second quarter of 2003. In comparison to the year-to-date period ended June 30, 2002, broadband transport revenue decreased $71.4 million, or 31%, to

$159.3 million year-to-date through June 30, 2003. The decreases in both periods were due to lower dedicated optical and digital circuit revenue as demand from both established and emerging carriers continued to decline and the sale of the underlying assets on June 13, 2003. Broadband transport revenue in the second quarter of 2003 and year-to-date through June 30, 2003, included $5.2 million related to the settlement of several contract disputes with a carrier customer in bankruptcy. In addition, as a result of a contract termination, $17.5 million of non-recurring, noncash revenue was recognized in broadband transport revenue in the second quarter of 2002, which did not recur in the 2003. Broadband products sold in Cincinnati Bell Telephone's (a subsidiary of the Parent Company) franchise area contributed revenue, net of commissions, to the Company of $8.7 million in the second quarter of 2003 compared to $5.8 million in the second quarter of 2002 and $20.8 million year-to-date through June 30, 2003 compared to $10.6 million year-to-date through June, 30 2002. The Company's largest IRU contract, which contributed $25.8 million and $43.1 million to broadband transport revenue and operating income in the second quarter of 2003 and year-to-date through June, 30 2003, respectively, expired in May 2003. The Company expects to generate no broadband transport revenue going forward, as the underlying assets of the broadband transport product were sold in connection with the sale of the broadband assets on June 13, 2003.

        Switched voice services revenue decreased 47% in the second quarter of 2003 and 38% year-to-date through June 30, 2003, or $40.7 million and $65.3 million, respectively, from prior year periods. The decreases in revenue were substantially the result of the Company's decision to exit the international switched wholesale voice business announced as part of its fourth quarter 2002 restructuring plan. The international switched wholesale voice business accounted for $2.3 million and $23.2 million of revenue during the second quarter of 2003 and 2002, respectively. Year-to-date through June 30, the international switched wholesale voice business accounted for $5.2 million and $43.0 million of revenue in 2003 and 2002, respectively. The remaining revenue decline was driven by a reduction in rates and volume from domestic wholesale voice and retail voice services. Voice long distance marketed by Cincinnati Bell Any Distance ("CBAD") in Cincinnati and Dayton, Ohio contributed switched voice revenue of $8.1 million in the second quarter of 2003 compared to $10.8 million in the second quarter of 2002. Year-to-date through June 30, 2003, CBAD contributed switched voice revenue of $18.7 million compared to $21.9 million in the same period in 2002. The Company expects to generate no switched voice service revenue going forward, as the underlying assets of the switched voice services product were sold in connection with the sale of the broadband assets on June 13, 2003.

        Data and Internet revenue decreased $0.7 million, or 2%, in the second quarter of 2003 compared to the second quarter of 2002. Year-to-date through June 30, 2003 data and Internet revenue increased $5.5 million, or 9%, over the same period in 2002. Revenue continued to increase on the strength of demand for dedicated IP and ATM/frame relay services. These increases were partially offset by an anticipated decrease in revenue related to the exit of the bundled Internet access services. Refer to Note 4 of the Notes to the Condensed Consolidated Financial Statements. The Company expects to generate approximately $5 million of data and Internet product revenue per quarter going forward, as a substantial portion of the underlying assets of the data and Internet product were sold in connection with the sale of the broadband assets on June 13, 2003.

Costs and Expenses

        Cost of services and products primarily reflects access charges paid to local exchange carriers and other providers, transmission lease payments to other carriers, costs incurred for network construction projects and personnel and hardware costs for IT consulting. In the second quarter of 2003, cost of services and products amounted to $171.9 million, a 3% decrease compared to the $177.2 million incurred during the second quarter of 2002. For the year-to-date period ended June 30, 2003, the $300.9 million incurred represented a 14% decrease compared to the $349.4 million incurred during the same period in 2002. These decreases were driven primarily by lower broadband transport, switched voice services and IT consulting revenue and include cost reductions implemented as part of the October 2002 restructuring plan. In addition, the Company recorded a charge of $13.3 million in the second quarter of 2002 for costs associated with the termination of the Company's uncompleted network construction contract currently under dispute not repeated in 2003. These decreases were offset partially by a $50.5 million reserve for a tentative settlement of the outstanding network construction contract in dispute in the second quarter of 2003. See a detailed discussion of this contract dispute in Note 9 of the Notes to Condensed Consolidated Financial Statements. The decreases were partially offset by an increase in local access charges associated with the Company's continued penetration of enterprise customer accounts. Costs of services and products incurred by the Company are expected to decrease significantly going forward as a substantial portion of the underlying assets were sold in connection with the sale of the broadband assets on June 13, 2003. Cincinnati Bell Technology Solutions ("CBTS"), the remaining asset in the Company, incurred $24.7 million and $47.2 million of cost of services and products in the second quarter of 2003 and year-to-date in 2003, respectively

        SG&A expenses decreased 33% to $51.9 million in the second quarter of 2003 and decreased 21% to $121.7 million year-to-date through June 30, 2003, as compared to the respective prior year periods. The decreases in both periods were due primarily to lower employee costs due to lower headcount and the termination of 1,052 employees on the June 13, 2003 concurrent with the closing of the broadband sale. In addition, declines in transmission operating expenses, property taxes, and bad debt contributed to the decrease in SG&A expenses. These decreases were partially offset by an increase in contract services related to outsourcing of certain invoice processing, an increase in pension expense and a decrease in capitalized overhead costs associated with the completion of the national optical network. The Company expects a significant decrease in SG&A going forward as a substantial portion of the underlying assets were sold in connection with the sale of the broadband assets on June 13, 2003. The Company will continue to incur expenses for CBTS, which amounted to $4.9 million and $9.7 million in the second quarter of 2003 and year-to-date through June 30, 2003, respectively, and other expenses associated with liability management for retained liabilities of the Company.

        Depreciation expense decreased nearly 100% to $0.2 million in the second quarter of 2003 and decreased 98% to $2.2 million year-to-date through June 30, 2003, as compared to the respective prior year periods. The decreases were due to a non-cash impairment charge of $2.2 billion in the fourth quarter of 2002 related to the tangible and intangible assets (refer to Note 1 of the Notes to Condensed Consolidated Financial Statements). Additionally, due to the definitive agreement to sell substantially all of the broadband assets, the assets were classified as held for sale as of March 1, 2003 and the Company ceased depreciating the assets held for sale in accordance with SFAS 144 (refer to Note 2 of the Notes to Condensed Consolidated Financial Statements). As such, the Company expects an immaterial amount of depreciation expense going forward.

        Amortization expense, which related to intangible assets acquired in connection with various acquisitions, decreased 100% to zero in the second quarter of 2003 and year-to-date through June 30, 2003 from $6.2 million and $12.4 million in the prior year periods, respectively. The Company wrote-down $298.3 million of intangible assets in the fourth quarter of 2002 in association with its $2.2 billion non-cash asset impairment charge discussed in Note 1 of the Notes to the Condensed Consolidated Financial Statements. As such, the Company expects no amortization expense in 2003.

        During the second quarter of 2003, a $2.6 million reversal was recorded to restructuring expense due to a settlement related to a contract termination and a $0.8 million reversal was recorded due to a change in estimate related to other terminations of contractual obligations. During the first quarter of 2002, the Company recorded restructuring charges of $15.9 million resulting from employee separation benefits and costs to terminate contractual obligations, which were actions contemplated in the

November 2001 restructuring plan for which an amount could not be reasonably estimated at that time. Refer to Note 4 of the Notes to Condensed Consolidated Financial Statements.

        On June 13, 2003, the first stage closing of the sale of the broadband assets was completed and control of the broadband business was effectively transferred to the buyer. In conjunction with the sale, the Company recorded a gain on sale of assets of $299.0 million during the second quarter of 2003. A detailed discussion of the sale of the broadband assets is provided in Note 2 of the Notes to Condensed Consolidated Financial Statements.

        Operating income increased by $308.4 million, to $254.1 million in the second quarter of 2003 compared to a loss of $54.3 million the second quarter of 2002. Operating income year-to-date through June 30, 2003 increased by $392.5 million compared to the same period in 2002, or from a loss of $128.6 million in 2002 to operating income of $263.9 million in 2003. The increases in operating income were primarily due to the gain on sale of assets recorded in the second quarter of 2003 and the decrease in depreciation and amortization associated with the asset impairment charge of $2.2 billion recorded in the fourth quarter of 2002, partially offset by a $50.5 million charge related to a tentative settlement agreement regarding a disputed construction contract. Refer to Note 9 of the Notes to Condensed Consolidated Financial Statements.

        Interest expense of $23.5 million in the second quarter of 2003 increased $5.9 million, or 34%, compared to $17.6 million recorded in the second quarter of 2002. Year-to-date in 2003, interest expense increased to $44.5 million from $32.5 million in the same period of 2002. The increases in both periods were due to a decrease in capitalized interest associated with reduced capital spending and an increase in the Company's direct borrowings from the Parent Company's credit facilities. A detailed discussion of indebtedness is presented in Note 5 of the Notes to Condensed Consolidated Financial Statements.

        The Company recorded an income tax benefit in the second quarter of 2003 of $20.9 million versus the $25.3 million benefit recorded in the second quarter of 2002. Year-to-date in 2003, the Company recorded a $42.4 million income tax benefit versus a $56.5 million benefit during the same period in 2002. The decreases in income tax benefits were due to an increase in income before taxes offset by the reduction in the deferred tax asset valuation allowance due to the anticipated utilization of previously reserved deferred tax assets.

        Effective January 1, 2002, the Company recorded a $2,008.7 million expense as a cumulative effect of a change in accounting principle, net of taxes, related to the adoption of SFAS 142. The write down of goodwill, finalized in the second quarter of 2002, was related to the fair value of goodwill associated with the acquisition of the Company by the Parent Company in 1999. See Note 3 of the Notes to Condensed Consolidated Financial Statements for a detailed discussion of the adoption of SFAS 142.

        The Company reported a net income of $251.7 million in the second quarter of 2003 compared to a net loss of $46.9 million in the second quarter of 2002. Year-to-date through June 30, 2003, the Company reported a net income of $263.1 million compared to a loss of $2,113.0 million in the same period of 2002. The increase in net income in both periods of 2003 compared to 2002 was due to the increase in operating income, discussed above, partially offset by an increase in interest expense.

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

Financial Condition

Capital Investment, Resources and Liquidity

        The Company is dependent on financing from the Parent Company to fund its operations. The Parent Company's bank credit facilities and senior subordinated discount notes restrict the amount of financing available to the Company from the Parent Company. As of June 30, 2003, the Parent Company had the ability to invest an additional $86.8 million in the Company to fund operations and extinguish remaining obligations based on these provisions. This $86.8 million includes $62.2 million of gross proceeds received from the first stage closing of the broadband asset sale. In addition, the Company's cash balance as of June 30, 2003 was $2.0 million, for total liquidity of $88.8 million. The uncertainty of the Company's available liquidity resulting from these funding constraints has prompted the Company's independent accountants to include a going concern explanatory paragraph in their audit report issued in conjunction with the Company's annual report on Form 10-K for the year ended December 31, 2002. The going concern explanatory paragraph means that, in the opinion of the Company's independent accountants, there is substantial doubt about the Company's ability to continue to operate as a going concern.

        On February 22, 2003, certain of the Company's subsidiaries entered into a definitive agreement to sell substantially all of the operating assets of certain operating subsidiaries for approximately $129.3 million in cash, subject to certain purchase price adjustments, and the assumption of certain liabilities and operating contractual commitments to CIII Communications, LLC and CIII Communications Operations, LLC (collectively "CIII"). On June 6, 2003, and June 13, 2003, the selling subsidiaries amended the agreement for the sale of the broadband business to, among other things, reduce the purchase price to $108.7 million (which at the first stage closing was paid in $91.5 million of cash and a $17.2 million preliminary promissory note, as described below), subject to certain purchase price adjustments and other post-closing obligations, and the assumption of certain liabilities and operating contractual commitments, and to eliminate certain of the conditions to the consummation of the first stage closing of the sale.

        On June 13, 2003, the selling subsidiaries consummated the first (and most significant) stage closing of the sale of their broadband assets, in which the selling subsidiaries transferred substantially all of the broadband assets except for those for which state regulatory approval for transfer was still pending. At the first stage closing, the selling subsidiaries had received regulatory approval in states where approximately 75% of broadband revenues in 2002 was generated and effectively transferred control of the broadband business.

        In connection with the first stage closing, the buyers paid the cash purchase price of $91.5 million, of which $29.3 million was placed into escrow to support certain potential purchase price adjustments and the portion of the purchase price payable upon the consummation of the second and third stage closings, and issued to the Company a $17.2 million preliminary promissory note in connection with a purchase price working capital adjustment. The selling subsidiaries expect the final working capital promissory note to approximate $1.3 million, which corresponds with the decrease in working capital from May 31, 2003 through the date of the first stage closing. In addition, the buyers assumed $388.4 million in current and long-term liabilities and approximately $271.1 million of operating contractual commitments. Upon the recording of the sale, the Company's pretax U.S. federal net operating loss carryforwards increased to approximately $2.1 billion, or $735 million tax effected, with an immaterial impact on the total net deferred tax asset and valuation allowance. After the completion of the sale of the broadband assets, the Company will offer data collocation, information technology consulting and other services. The selling subsidiaries will retain a 3% interest in CIII.

        In connection with the purchase agreement, the Parent Company agreed to deliver a guaranty in favor of the buyers, guaranteeing (1) all payments required to be made by the selling subsidiaries under the purchase agreement and (2) the performance and observance and compliance with all covenants, agreements, obligations, liabilities, representations and warranties of the selling subsidiaries under the purchase agreement. Also, the Parent Company agreed to be jointly and severally liable with the selling subsidiaries for their covenant to (1) (a) retire the 9% notes and the 12 1/2% notes or (b) to obtain a consent and/or waiver from holders of the 9% notes and the 12 1/2% notes with respect to the sale of its broadband business, in either case on or prior to the first stage closing date and (2) retire or exchange the 12 1/2% preferred stock or to obtain any necessary consents and/or waivers from the holders of the 12 1/2% preferred stock with respect to the sale of the broadband business, in either case on or prior to the first stage closing date. The Parent Company's liability under its guaranty will not exceed the selling subsidiaries' underlying liability pursuant to the purchase agreement.

        The Company has indemnified the buyers of the broadband business against certain potential claims. In order to determine the fair value of the indemnification obligation, the Company performed a probability-weighted discounted cash flow analysis, utilizing the minimum and maximum potential claims and several scenarios within the range of possibilities. Such analysis produced an estimated fair value of the indemnification obligation of $8 million, which is included in other liabilities and has been reflected as a reduction of the gain on sale of broadband assets in the Condensed Consolidated Statement of Operations and Comprehensive Income (Loss) as of June 30, 2003.

        On July 11, 2003 the Parent Company issued $500.0 million of 7 1/4% senior unsecured notes due 2013 (the "7 1/4% Senior notes"). Net proceeds of $488.8 million were used to permanently prepay borrowings and reduce commitments under the Parent Company's credit facilities. Interest on the 7 1/4% Senior notes will be payable in cash in arrears semi-annually on January 15 and July 15 of each year, commencing on January 15, 2004. The 7 1/4% Senior notes are unsecured obligations and will rank equally with all of the Parent Company's existing and future senior debt and will rank senior to all existing and future subordinated debt. Cincinnati Bell Inc. and its subsidiaries, excluding Cincinnati Bell Telephone, Cincinnati Bell Wireless, the Company and its subsidiaries, unconditionally guarantee the 7 1/4% Senior notes on a senior unsecured basis. The 7 1/4% Senior notes contains customary covenants for notes of this type, including, limitations on dividends and other restricted payments, dividend and other payment restrictions affecting its subsidiaries, indebtedness, asset dispositions, transactions with affiliates, liens, investments, issuances and sales of capital stock of subsidiaries, redemption of debt that is junior in right of payment, issuances of senior subordinated debt, restrictions on dealing with the Company and its subsidiaries, and mergers and consolidations.

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

        In March 2003, the Parent Company reached an agreement with holders of more than two-thirds of the 12 1/2% preferred stock and 9% senior subordinated notes to exchange these instruments for common stock of the Parent Company. In order to consummate the exchange offers the Parent Company expects to issue approximately 25.2 million new shares of Cincinnati Bell Inc. common stock assuming 100% redemption of the outstanding instruments, which represents an increase of approximately 12% in the number of outstanding shares.

        On March 26, 2003, the Parent Company received $350 million of gross cash proceeds form the issuance of Senior Subordinated Discount Notes Due 2009 (the "16% notes"). Proceeds from the 16% notes, net of fees, were used to pay down borrowings under the Parent Company's credit facilities. Interest on the 16% notes will be payable semi-annually on June 30 and December 31, whereby 12% is paid in cash and 4% is accreted on the aggregate principal amount. In addition, purchasers of the 16% notes received 17.5 million common stock warrants, each to purchase one share of Cincinnati Bell Inc. common stock at $3.00 each, which will expire in 2013.

        In the first quarter of 2003, the Parent Company's credit facilities were amended. Total borrowing capacity decreased from $1,825 million as of December 31, 2002 to approximately $1,429.8 million as of June 30, 2003 due to $175.2 million of scheduled repayments of the term debt facilities and a $220.0 million permanent prepayment of the outstanding term debt and revolving credit facilities using the proceeds from the 16% notes. As of June 30, 2003 the amended credit facility availability consisted of $643.6 million in revolving credit maturing on March 1, 2006, and having four equal quarterly scheduled commitment reductions during 2005 in an aggregate amount equal to $200 million, $343.2 million in term loans maturing in various amounts during 2003 and 2004, and $443.1 million in term loans, maturing in various amounts between 2003 and 2007. The Parent Company used net proceeds of $488.8 million from the issuance of the 7 1/4% Senior notes to permanently prepay and reduce commitments under credit facilities. Upon issuance of the 7 1/4% Senior notes and the related credit facilities paydown, the credit facilities availability consisted of $594.6 million in revolving credit maturing on March 1, 2006, and having four equal quarterly scheduled commitment reductions during 2005 in an aggregate amount equal to $184.8 million, $151.2 million in term loans, maturing in various amounts during 2003 and 2004, and $195.2 million in term loans, maturing in various amounts between 2003 and 2007.

        On June 16, 2003, the Company permanently retired the remaining $0.8 million outstanding 12 1/2% Senior Notes due 2005.

        As discussed above, the 16% notes, the 7 1/4% Senior notes and the credit facilities contain certain financial and non-financial covenants, including restrictions on the Parent Company's ability to make investments in the Company. Specifically, the Parent Company and its other subsidiaries may not make investments in or fund the operations of the Company beyond an aggregate amount of $118.0 million after October 1, 2002. This restriction does not apply to guarantees by the Parent Company of the Company's borrowings under the credit facilities, liens on assets of the Parent Company securing the Company's borrowings under the credit facilities, scheduled interest payments made or guaranteed by the Parent Company in respect of the Company's borrowings under the credit facilities, and certain other items. As of June 30, 2003, the Parent Company had the ability to invest an additional $86.8 million in the Company to fund operations and extinguish remaining obligations based on these provisions. This $86.8 million includes $62.2 million of gross proceeds received from the first stage closing of the broadband asset sale. In addition, the Company's cash balance as of June 30, 2003 was $2.0 million, for total liquidity of $88.8 million. The Company believes that its borrowing availability and cash generated by its operations will provide sufficient liquidity for the foreseeable future. If the Company is unable to meet its remaining obligations, it may be forced to seek protection from its creditors through bankruptcy proceedings.

        Prior to December 2001, the Company relied solely on advances from the Parent Company for funding of its operations in excess of cash provided by its own operations. In December 2001, the Company began borrowing funds directly from the Parent Company's credit facility. Of the $1,210 million, which had been borrowed under the credit facility by the Parent Company as of June 30, 2003, $161.3 million had been borrowed directly by the Company. Intercompany advances payable to the Parent Company, totaled $1,536.3 million and $1,492.7 million as of June 30, 2003 and December 31, 2002, respectively.

        Upon completion of the amendment to the credit facilities in March 2003, interest rates charged on borrowings from the revolving credit facility increased to 425 basis points above LIBOR, or 5.37%, based on the LIBOR rate as of June 30, 2003 and 375 basis points above LIBOR, or 4.87%, based on the LIBOR rate as of June 30, 2003 for term debt borrowings. Additionally, the Parent Company amended the credit facilities in July 2003 in order to issue the 7 1/4% Senior notes and to reset the interest coverage ratio covenants.

        The Parent Company is subject to financial covenants in association with the credit facilities. These financial covenants require that the Parent Company maintain certain debt to EBITDA (as defined in the Credit Agreement), senior secured debt to EBITDA and interest coverage ratios as well as limit its capital expenditures. The facilities also contains certain covenants which, among other things, may restrict the Parent Company's ability to incur additional debt or liens, pay dividends; repurchase Cincinnati Bell Inc. common stock, sell, transfer, lease, or dispose of assets and make investments or merge with another company. If the Parent Company were to violate any of its covenants and was unable to obtain a waiver, it would be considered a default. If the Parent Company were in default on its credit facilities, no additional borrowings under the credit facilities would be available until the default was waived or cured. The Parent Company was in compliance with all covenants set forth in its credit facilities and the indentures governing its other debt as of June 30, 2003.

        The Parent Company does not have any downgrade triggers that would accelerate the maturity dates of its debt or increase the interest rate on its debt. Due to the Parent Company's credit rating, which is below Baa3 and BBB- as rated by Moody's and Standard & Poor's, respectively, the Parent Company is obligated by covenants of its credit facilities to use 75% of any annual excess cash flows, as defined in the Credit Agreement, to permanently reduce its outstanding borrowings. If the Parent Company is unable to meet the covenants of its various debt agreements, the payment of the underlying debt could be accelerated. Additionally, the Parent Company is currently obligated by its credit facilities to use the net cash proceeds received from certain asset sales or issuances of debt by the Parent Company or any of its subsidiaries to reduce its outstanding borrowings subject to certain limited exceptions.

        As part of the November 2001 Restructuring Plan, the Company announced its intention to exit several data centers, reduce network costs and consolidate office space. To the extent the Company can sublease or negotiate lease terminations, contractual obligations could decrease. During 2002, the Company negotiated contract terminations, which reduced future commitments by approximately $90 million. The buyer of substantially all of the broadband assets, assumed capital lease commitments and certain operating contractual commitments, including the network related commitments, upon the closing of the first stage sale on June 13, 2003.

        The Company deferred the August 15, 2002, November 15, 2002, February 15, 2003 and May 15, 2003 cash dividend payments on its 12 1/2% preferred stock, in accordance with the terms of the security. Due to the deferred cash dividend payment, the Company conserved approximately $24.8 million in cash during the first six months of 2003 compared to the first six months of 2002. The Company continued to accrue the dividend. The status of future quarterly dividend payments on the 12 1/2% preferred stock will be determined quarterly by the Company's board of directors, but the board of directors does not anticipate paying a cash dividend in the foreseeable future.

Balance Sheet

        The following comparisons are relative to December 31, 2002.

        The change in cash and cash equivalents is explained in the cash flow discussion below. The decrease in accounts receivable of $131.9 million was primarily the result of $74.1 million of receivables sold to the buyer of the broadband assets and a $50.5 million reserve for settlement of an outstanding contract dispute. The decrease of $52.1 million in net property, plant and equipment was primarily due to the assets of $36.7 million sold to the buyer of the broadband assets and $12.3 million reclassified as assets held for sale.

        Accounts payable decreased $40.6 million, or 65%, primarily due to $41.8 million of accounts payable assumed by the buyers of the broadband assets and by timing of vendor payments. The decrease in accrued service cost of $32.7 million was due to the assumption of the liability by the buyer of the broadband assets and the timing of payments. The decrease in current unearned revenue of $77.7 million was primarily due to $42.7 million of liabilities assumed in the sale of assets and amortization of an IRU contract that expired in May 2003. The decrease in unearned revenue less current portion of $290.7 million was substantially due to $278.7 million of liabilities assumed by the buyers of the broadband assets.

        The decrease in long-term debt of $33.3 million was primarily due to the net repayment of $31.7 million of the revolving credit facility with the cash proceeds of $62.2 million from the sale of broadband assets partially offset by additional borrowings prior to the sale.

Cash Flow

        For the first six months of 2003, cash used in operating activities totaled $65.1 million, $27.9 million more than the $37.2 million used in operating activities during the first six months of 2002, due to continued deterioration of the operations of the business.

        The Company's investing activities included outflows for capital expenditures and inflows from the sale of assets. Capital expenditures during the first six months of 2003 totaled $3.8 million, $40.2 million lower than the $44.0 million spent during the first six months of 2002. The decrease is due to completion of the optical overbuild of the national network In 2003, the Company $62.2 million from the sale of certain assets of the broadband business, offset by $4.3 million in fees related to the sale of the assets.

        Cash provided by financing activities decreased $66.3 million, as the Company relied less on external financing to fund its operations and reduced capital program. BCSI Inc., a subsidiary of the Company, directly repaid a net $31.7 million of the revolving credit facility using cash proceeds of $62.2 million from the sale of broadband assets, offset by borrowings to fund operations and liability management of $30.5 million during the first six months of 2003. Additionally, the Company borrowed $43.4 from the Parent Company to fund operations. As a result of the Company's decision to defer the February 15, 2003 and May 15, 2003 cash dividend payment on its 12 1/2% preferred stock, the Company conserved approximately $24.8 million in cash during the first six months of 2003 compared to the first six months of 2002. Refer to Note 6 of the Notes to Condensed Consolidated Financial Statements.

        As of June 30, 2003, the Company held approximately $2.0 million in cash and cash equivalents. In addition to cash on hand, the primary sources of cash will be cash generated by operations and borrowings from the Parent Company limited to $86.8 million. This $86.8 million includes $62.2 million of gross proceeds received from the first stage closing of the broadband asset sale. The primary uses of cash will be for funding the remaining liabilities of the business and interest and principal payments on the Company's credit facilities.

Commitments and Contingencies

Commitments

        The Company had contractual obligations to utilize network facilities from various interexchange and local exchange carriers. These contracts were based on a fixed monthly rate with terms extending on certain contracts through 2021. The buyer of substantially all of the broadband assets assumed capital lease commitments and certain liabilities of $388.4 million and operating contractual commitments of approximately $271.1 million, including the obligations associated with network utilization, upon the June 13, 2003 first stage closing of the sale.

Contingencies

        In the normal course of business, the Company is subject to various regulatory proceedings, lawsuits, claims and other matters. Such matters are subject to many uncertainties and outcomes that are not predictable with assurance.

        During 2002 and 2003, a number of putative class action and derivative lawsuits were filed in the United States District Court for the Southern District of Ohio and the Ohio Court of Common Pleas, Hamilton County Division, respectively, on behalf of purchasers of the securities of the Parent Company between January 17, 2001 and May 20, 2002, inclusive (the "Class Period"). The complaints alleged that the Parent Company, and two of its former Chief Executive Officers ("CEOs") violated federal securities laws arising out of allegedly issuing material misrepresentations to the market during the Class Period which resulted in artificially inflating the market price of the Parent Company's securities. In a separate action, a number of complaints have been filed in the United States District Court for the Southern District of Ohio on behalf of the Broadwing Retirement Savings Plan and its beneficiaries alleging that the Company and several of its directors violated the Employee Retirement Income Security Act by allegedly exposing the beneficiaries' retirement savings to unreasonable risk of loss and injury. The Parent Company intends to defend these claims vigorously.

        In June 2000, the Company entered into a long-term construction contract to build a 1,774-mile fiber route system. During the second quarter of 2002, the customer alleged a breach of contract and requested the Company to cease all construction activities, requested a refund of $62.0 million in progress payments previously paid to the Company, and requested conveyance of title to all routes constructed under the contract. Subsequently, the Company notified the customer that such purported termination was improper and constituted a material breach under the terms of the contract, causing the Company to terminate the contract. As a result of the contract termination, the Company expensed $13.3 million in both costs incurred under the contract and estimated shutdown costs during the second quarter of 2002. In addition, the Company's balance sheet included $50.5 million in unbilled accounts receivable (including both signed change orders and claims) as of December 31, 2002 related to this contract. On July 30, 2003, the company reached a tentative settlement agreement with the customer regarding the construction contract in dispute. As a result, during the second quarter of 2003, the Company recorded a non-cash charge of $50.5 million to reserve against the unbilled accounts receivable related to this contract. While the Company believes a settlement will be reached based on the tentative agreement, failure to do so, and a subsequent unfavorable outcome in arbitration could have a material effect on the financial condition and results of operations of the Company.

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

ITEM 4. CONTROLS AND PROCEDURES

        As of June 30, 2003, the Company carried out an evaluation, under the supervision and with the participation of the Company's management, including the Company's Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures pursuant to Exchange Act Rules 13a-115(e) and Rule 15d-15(e). Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company's disclosure controls and procedures are effective as of June 30, 2003. The Company's disclosure controls and procedures are effective in timely alerting them to material information relating to the Company (including its consolidated subsidiaries) required to be included in the Company's periodic Securities and Exchange Commission filings. No significant deficiencies or material weaknesses were identified in the evaluation and therefore, no corrective actions were taken. There were no significant changes in the Company's internal controls over financial reporting that occurred during the quarter ended June 30, 2003 that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

        The information required by this Item is included in Note 9 of the Notes to Condensed Consolidated Financial Statements.

ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS

        On June 16, 2003, the Company permanently retired the remaining $0.8 million outstanding 12 1/2% senior notes due 2005.

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

        The Chief Executive Officer of the Company and the Parent Company, Kevin W. Mooney, resigned his position, effective July 31, 2003, following the successful completion of restructuring the Parent Company and its subsidiaries.

        The Parent Company announced on July 28, 2003 that John F. Cassidy was named President and Chief Executive Officer of the Parent Company. John F. Cassidy was previously Chief Operating Officer of the Parent Company and the Company and President of Cincinnati Bell Telephone and will continue in those responsibilities.

        The Parent Company announced the election of three new corporate officers to the Parent Company effective August 6, 2003. Christopher J. Wilson was named Vice President and General Counsel, Brian G. Keating was named Vice President of Human Resources and Administration and Amy Collins was named Corporate Secretary. Additionally, Jeffrey C. Smith, Chief Human Resources Officer, General Counsel, and Corporate Secretary announced his intent to leave the Parent Company on December 31, 2003 and has consented to serve as a corporate consultant.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

        Exhibits identified below, on file with the Securities and Exchange Commission ("SEC") are incorporated herein by reference as exhibits hereto:

(a)
Exhibits.
3.1	Restated Certificate of Incorporation of Broadwing Communications Inc., as amended.
3.2	Bylaws of BRCOM, as amended (incorporated by reference to Exhibit 3.2 of Form 10-Q for the quarter ended September 30, 1999 and filed on January 7, 2000, file number 1-5367).
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
4.3
Indenture dated as of August 15, 1997, between IXC Communications, Inc. and The Bank of New York (incorporated by reference to Exhibit 4.2 of IXC Communications, Inc.'s Current Report on Form 8-K dated August 20, 1997, and filed with the SEC on August 28, 1997 (the "8-K").
4.4
First Supplemental Indenture dated as of October 23, 1997, among IXC Communications, Inc., the Guarantors, IXC International, Inc. and IBJ Shroder Bank & Trust Company (incorporated by reference to Exhibit 4.13 of IXC Communications, Inc.'s Annual Report on Form 10-K for the year ended December 31, 1997, and filed with the SEC on March 16, 1998 (the "1997 10-K").
4.5
Second Supplemental Indenture dated as of December 22, 1997, among IXC Communications, Inc., the Guarantors, IXC Internet Services, Inc., IXC International, Inc. and IBJ Schroder Bank & Trust Company (incorporated by reference to Exhibit 4.14 of the 1997 10-K).
4.6
Third Supplemental Indenture dated as of January 6, 1998, among IXC Communications, Inc., the Guarantors, IXC Internet Services, Inc., IXC International, Inc. and IBJ Schroder Bank & Trust Company (incorporated by reference to Exhibit 4.15 of the 1997 10-K).

4.7
Fourth Supplemental Indenture dated as of April 3, 1998, among IXC Communications, Inc., the Guarantors, IXC Internet Services, Inc., IXC International, Inc., and IBJ Schroder Bank & Trust Company (incorporated by reference to Exhibit 4.15 of IXC Communications, Inc.'s Registration Statement on Form S-3 filed with the SEC on May 12, 1998 (File No. 333-52433).
4.8	Indenture dated as of April 21, 1998, between IXC Communications, Inc. and IBJ Schroder Bank & Trust Company, as Trustee (incorporated by reference to Exhibit 4.3 of the April 22, 1998 8-K).
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
10.2
Amendment, Waiver and Consent to the Credit Agreement among Cincinnati Bell Inc. (f/k/a Broadwing Inc.), an Ohio Corporation, and Broadwing Communications Services Inc. (f/k/a IXC Communications Services, Inc.), a Delaware Corporation, the banks, financial institutions and other institutional lenders parties to the Credit Agreement (as defined therein), Bank of America, N.A., as syndication agent, Citicorp USA, Inc., as administrative agent, and the other agents party to the Credit Agreement (Exhibit (10)(i)(A)(1)(ii) to Form S-4, filed June 23, 2003, File No. 1-8519)
10.3
Amendment No. 2 to the Credit Agreement among Cincinnati Bell Inc. (f/k/a Broadwing Inc.), an Ohio Corporation, and BCSI Inc. (f/k/a Broadwing Communications Inc.), a Delaware Corporation, the banks, financial institutions and other institutional lenders parties to the Credit Agreement (as defined therein), Bank of America, N.A., as syndication agent, Citicorp USA, Inc., as administrative agent, and the other agents party to the Credit Agreement (Exhibit (10) (i)(A)(1)(iii) to Form S-4, filed July 17, 2003, File No. 1-8519)
10.4
Asset Purchase Agreement among Broadwing Communications Services Inc. and CIII Communications dated as of February 22, 2003. (Exhibit (99)(i) to Form 8-K, date of report February 28, 2003, File No. 1-15307)
10.5	Amendment No. 1 to the Asset Purchase Agreement dated June 6, 2003 (Exhibit (99)(i) to Form 8-K, filed on June 13, 2003, File No. 1-8519)
10.6	Letter Agreement Amendment Number 2 to the Asset Purchase Agreement (Exhibit (10)(i)(A)(3)(iii) to Form S-4, filed on June 23, 2003, File No. 1-8519)
10.7
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

31.1+	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2+	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1+	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2+	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
99.3
Exchange and Voting Agreement, dated as of March 24, 2003, by and among Broadwing Inc., and the beneficial owners of (or investment managers or advisors for accounts or funds that own) the 9% Senior Subordinated Notes due 2008 of Broadwing Communications Inc., a subsidiary of the Company. (Exhibit 99.3 to Form 10-K for the year ended December 31, 2002, File No. 1-8519).
99.3(a)
Amendment to the Exchange and Voting Agreement, dated June 6, 2003, by and among Broadwing Inc., and the beneficial owners of (or investment managers or advisors for accounts or funds that own) the 9% Senior Subordinated Notes due 2008 of Broadwing Communications Inc., a subsidiary of the Company. (Exhibit (99.1)(a) to Form S-4 filed on July 30, 2003, File No. 1-8519)
99.3(b)
Second Amendment to the Exchange and Voting Agreement, dated as of July 31, 2003, by and among Cincinnati Bell Inc., and the beneficial owners of (or investment managers or advisors for accounts or funds that own) the 9% Senior Subordinated Notes due 2008 of Broadwing Communications Inc., a subsidiary of the Company. (Exhibit (99.1)(b) to Form S-4 filed on July 30, 2003, File No. 1-8519)
99.4
Exchange and Voting Agreement, dated as of March 24, 2003, by and among Broadwing Inc., and the beneficial owners of (or investment managers or advisors for accounts or funds that own) the 12 1/2% Series B Junior Exchangeable Preferred Stock due 2009 of Broadwing Communications Inc., a subsidiary of the Company. (Exhibit 99.4 to Form 10-K for the year ended December 31, 2002, File No. 1-8519).
99.4(a)
Amendment to the Exchange and Voting Agreement, dated as of July 30, 2003, by and among Cincinnati Bell Inc., and the beneficial owners of (or investment managers or advisors for accounts or funds that own) 12 1/2% Series B Junior Exchangeable Preferred Stock due 2009 of BRCOM (Exhibit (99.2)(a) to Form S-4, filed July 30, 2003 for 2002, Registration No. 333-104557)

        The Company will furnish any exhibit at cost.

(b)
Reports on Form 8-K.

  Form 8-K, date of report June 13, 2003, reporting the Company amended the Asset Purchase Agreement to sell the assets of its broadband business, Broadwing Communications Services Inc., including the Broadwing name, to privately held CIII Communications, LLC.

  Form 8-K, date of report June 13, 2003, reporting the Company issued a Press Release on June 13, 2003 announcing that the Company has amended the Asset Purchase Agreement to sell the assets of its broadband business, Broadwing Communications Services Inc., including the Broadwing name, to privately held CIII Communications, LLC.

SIGNATURES

        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

BRCOM INC.
August 14, 2003	By:	/s/ THOMAS L. SCHILLING Thomas L. Schilling Chief Financial Officer
	By:	/s/ JAMES H. REYNOLDS James H. Reynolds Principal Accounting Officer Vice President and Controller